Form 10-Q
period 1995-03-31
SADDLEBROOK RESORTS INC
filed 1995-05-11
CIK 313151

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

         (Mark one)
         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended March 31, 1995
                                             --------------
                                      OR
         ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from            to
                                             ----------    ----------

           COMMISSION FILE NUMBER:  No 1934 act file number assigned
                          (1933 act file no. 2-65481)

                           SADDLEBROOK RESORTS, INC.
                           -------------------------
             (Exact name of registrant as specified in its charter)

           Florida                                         59-1917822
           -------                                         ----------
  (State of incorporation)                     (IRS employer identification no.)

            5700 Saddlebrook Way, Wesley Chapel, Florida 33543-4499
            -------------------------------------------------------
                    (Address of principal executive offices)

                                  813-973-1111
                                  ------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             YES   X      NO
                                 -----       -----

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

                                Not Applicable*
                                ---------------



* Registrant has no common stock subject to this annual report.

                                     INDEX

                                                                                                      Page
                                                                                                      ----
PART I - FINANCIAL INFORMATION

         Item 1. Financial Statements

                 Saddlebrook Resorts, Inc.
                     Balance Sheets at March 31, 1995 and December 31, 1994                             3
                     Statements of Operations for the three months ended March 31, 1995
                       and 1994                                                                         4
                     Statements of Cash Flows for the three months ended March 31, 1995
                       and 1994                                                                         5
                     Notes to Financial Statements                                                      6

                 Saddlebrook Rental Pool Operation
                     Balance Sheets at March 31, 1995 and December 31, 1994                             8
                     Statements of Operations for the three months ended March 31, 1995
                       and 1994                                                                         9
                     Statements of Changes in Participants' Fund Balance for the three months
                       ended March 31, 1995 and 1994                                                   10

         Item 2. Management's Discussion and Analysis of Financial Condition and Results
           of Operations

                 Saddlebrook Resorts, Inc.                                                             11
                 Saddlebrook Rental Pool Operation                                                     12


PART II - OTHER INFORMATION

         Item 1. Legal Proceedings                                                                     12

         Item 6. Exhibits and Reports on Form 8-K                                                      13

                         PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements
                           SADDLEBROOK RESORTS, INC.
                                 BALANCE SHEETS
                                  (Unaudited)

                                                                         March 31,              December 31,
                                                                           1995                     1994
                                                                    -----------------         ----------------
         Assets
Current assets:
    Cash and cash equivalents                                       $         537,635         $        595,502
    Escrowed cash deposits                                                     41,647                  120,010
    Escrowed short-term investments                                           382,648                  382,648
    Accounts receivable, net                                                5,212,338                2,314,631
    Related parties receivable                                                100,391                  117,827
    Inventory and supplies                                                  1,263,808                1,327,484
    Prepaid expenses and other assets                                         407,103                  445,800
                                                                    -----------------         ----------------
         Total current assets                                               7,945,570                5,303,902
Escrowed long-term investments                                                399,407                  399,407
Property, buildings and equipment, net                                     22,154,755               21,549,219
Intangible assets and deferred charges, net                                   282,874                  304,075
                                                                    -----------------         ----------------

                                                                    $      30,782,606         $     27,556,603
                                                                    =================         ================

         Liabilities and Shareholder's Equity
Current liabilities:
    Current portion of notes payable                                $       1,694,047         $      1,231,547
    Escrowed deposits                                                         823,702                  902,065
    Accounts payable                                                          829,860                  997,904
    Accrued rental distribution                                             2,238,198                1,265,856
    Accrued payroll and related expenses                                      504,932                  678,330
    Accrued interest                                                          127,209                  120,686
    Accrued taxes                                                             240,551                   36,519
    Guest deposits                                                            516,605                  724,761
    Other liabilities and accrued expenses                                    769,691                1,256,145
    Due to related parties                                                  1,622,697                1,324,099
                                                                    -----------------         ----------------
         Total current liabilities                                          9,367,492                8,537,912
    Notes payable due after one year                                       16,178,754               16,212,522
                                                                    -----------------         ----------------
         Total liabilities                                                 25,546,246               24,750,434
                                                                    -----------------         ----------------
Shareholder's equity:
    Common stock, $1.00 par value, 100,000 shares
      authorized and outstanding                                              100,000                  100,000
    Additional paid-in capital                                              1,013,127                1,013,127
    Accumulated earnings                                                    4,123,233                1,693,042
                                                                    -----------------         ----------------
         Total shareholder's equity                                         5,236,360                2,806,169
                                                                    -----------------         ----------------

                                                                    $      30,782,606         $     27,556,603
                                                                    =================         ================


               The accompanying Notes to Financial Statements are
                 an integral part of these financial statements

                           SADDLEBROOK RESORTS, INC.
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                                       Three months ended
                                                                                            March 31,
                                                                                 ------------------------------
                                                                                      1995             1994
                                                                                 -------------    -------------
Revenues                                                                         $  12,569,161    $  11,185,267
                                                                                 -------------    -------------

Costs and expenses:
  Operating costs                                                                    7,529,931        6,464,416
  Sales and marketing                                                                  793,315          684,567
  General and administrative                                                           886,865          832,846
  Depreciation and amortization                                                        293,493          259,910
  Interest                                                                             325,684          281,070
                                                                                 -------------    -------------

    Total costs and expenses                                                         9,829,288        8,522,809
                                                                                 -------------    -------------

Net income                                                                           2,739,873        2,662,458

Distribution to shareholder                                                           (309,682)        (111,622)

Accumulated earnings at beginning of period                                          1,693,042          783,189
                                                                                 -------------    -------------

Accumulated earnings at end of period                                            $   4,123,233    $   3,334,025
                                                                                 =============    =============


               The accompanying Notes to Financial Statements are
                 an integral part of these financial statements

                           SADDLEBROOK RESORTS, INC.
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                       Three months ended
                                                                                            March 31,
                                                                                -------------------------------
                                                                                      1995            1994
                                                                                --------------   --------------
Operating activities:
    Net income                                                                  $    2,739,873   $    2,662,458
    Non-cash items included in net income:
         Provision for doubtful accounts                                                 6,200             --
         Depreciation and amortization                                                 293,493          259,910
    (Increase) decrease in:
         Accounts receivable                                                        (2,903,907)      (2,311,033)
         Inventory and supplies                                                         63,676          108,167
         Prepaid expenses                                                               38,697          162,536
    Increase (decrease) in:
         Accounts payable                                                             (168,044)         325,021
         Accrued expenses                                                              314,889          569,818
         Net payable to related parties                                                316,034          274,057
                                                                                --------------   --------------
                                                                                       700,911        2,050,934
                                                                                --------------   --------------

Investing activities:
    Capital expenditures                                                              (877,828)        (457,573)
                                                                                --------------   --------------
                                                                                      (877,828)        (457,573)
                                                                                --------------   --------------

Financing activities:
    Notes payable borrowings                                                           500,000             --
    Payments on notes payable                                                          (71,268)         (20,845)
    Distribution to shareholder                                                       (309,682)        (111,622)
                                                                                --------------   --------------
                                                                                       119,050         (132,467)
                                                                                --------------   --------------

Net increase (decrease) in cash                                                        (57,867)       1,460,894
Cash at beginning of period                                                            595,502          302,872
                                                                                --------------   --------------

Cash at end of period                                                           $      537,635   $    1,763,766
                                                                                ==============   ==============

Cash paid for interest                                                          $      357,366   $      277,853
                                                                                ==============   ==============


               The accompanying Notes to Financial Statements are
                an integral part of these financial statements.

                           SADDLEBROOK RESORTS, INC.
                         NOTES TO FINANCIAL STATEMENTS

Note 1.  Basis of Presentation

The accompanying balance sheets and statements of operations and cash flows are unaudited but reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature.

The Registrant's business is seasonal. Therefore, the results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year.

These financial statements and related notes are presented for interim periods in accordance with the requirements of Form 10-Q and consequently, do not include all disclosures normally provided in the Registrant's Annual Report on Form 10-K. Accordingly, these financial statements and related notes should be read in conjunction with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.

Certain amounts from the December 31, 1994 financial statements have been reclassified in order to conform to the current financial statement presentation in this Form 10-Q.


Note 2.  Accounts Receivable

                                                                         March 31,               December 31,
                                                                           1995                      1994
                                                                    -----------------         -----------------
    Trade accounts receivable                                       $       5,309,711         $       2,414,321
    Less reserve for bad debts                                                (97,373)                  (99,690)
                                                                    -----------------         -----------------

                                                                    $       5,212,338         $       2,314,631
                                                                    =================         =================


Note 3.  Fixed Assets

                                                                         March 31,               December 31,
                                                                           1995                      1994
                                                                    -----------------         -----------------
      Land and land improvements                                    $       4,478,982         $       4,478,982
      Buildings and recreational facilities                                17,131,024                17,129,142
      Furnishings and equipment                                             6,197,988                 5,614,055
      Construction in progress                                              2,058,667                 1,766,654
                                                                    -----------------         -----------------
                                                                           29,866,661                28,988,833
      Less accumulated depreciation                                        (7,711,906)               (7,439,614)
                                                                    -----------------         -----------------

                                                                    $      22,154,755         $      21,549,219
                                                                    =================         =================

Note 4.  Intangible assets and deferred charges

                                                                         March 31,               December 31,
                                                                           1995                      1994
                                                                    -----------------         -----------------
      Noncompete agreement with prior owner                         $       1,000,000         $       1,000,000
      Management contract with prior owner                                    500,000                   500,000
      Acquisition costs                                                        41,577                    41,577
      Refinancing costs                                                       424,014                   424,014
                                                                    -----------------         -----------------
                                                                            1,965,591                 1,965,591
      Less accumulated amortization                                        (1,682,717)               (1,661,516)
                                                                    -----------------         -----------------

                                                                    $         282,874         $         304,075
                                                                    =================         =================


Note 5.  Notes Payable

                                                                         March 31,              December 31,
                                                                            1995                      1994
                                                                    -----------------         -----------------
      Note payable to bank, variable rate currently 8.125%          $      15,651,000         $      15,651,000
      Note payable to bank, variable rate currently 6.825%                    314,800                   323,800
      Line of credit at bank, variable rate currently 10%                   1,334,006                 1,383,008
      Line of credit at bank, variable rate currently 10%                     500,000                      --
      Capital leases                                                           72,995                    86,261
                                                                    -----------------         -----------------
                                                                           17,872,801                17,444,069
      Less current portion                                                 (1,694,047)               (1,231,547)
                                                                    -----------------         -----------------

                                                                    $      16,178,754         $      16,212,522
                                                                    =================         =================


The Registrant is also currently the guarantor of amounts that are owed by its sole shareholder and an affiliated company of $670,000 and $779,000, respectively.


Note 6.  Income Taxes

The Registrant has elected S Corporation status. Accordingly, the Registrant has had no income tax expense since the election as the tax is assessed at the shareholder level.

                       SADDLEBROOK RENTAL POOL OPERATION
                                 BALANCE SHEETS
                                  (Unaudited)

                               DISTRIBUTION FUND

                                                                         March 31,               December 31,
                                                                           1995                      1994
                                                                    -----------------         -----------------
         Assets
Receivable from Saddlebrook Resorts, Inc.                           $       2,156,237         $       1,267,078
                                                                    =================         =================

         Liabilities and Participants' Fund Balance
Due to participants                                                 $       1,765,421         $       1,042,311
Due to maintenance escrow fund                                                390,816                   224,767
Participants' fund balance                                                       --                        --
                                                                    -----------------         -----------------

                                                                    $       2,156,237         $       1,267,078
                                                                    =================         =================


                            MAINTENANCE ESCROW FUND

                                                                         March 31,               December 31,
                                                                           1995                      1994
                                                                    -----------------         -----------------
         Assets
Cash and cash equivalents                                           $          25,147         $         101,335
Investments                                                                   782,055                   782,055
Receivables:
    Distribution fund                                                         390,816                   224,767
    Interest                                                                   19,343                     9,106
Prepaid maintenance                                                           141,012                    69,317
                                                                    -----------------         -----------------

                                                                    $       1,358,373         $       1,186,580
                                                                    =================         =================

         Liabilities and Participants' Fund Balance
Accounts payable                                                    $         255,146         $         187,224
Participants' fund balance                                                  1,103,227                   999,356
                                                                    -----------------         -----------------

                                                                    $       1,358,373         $       1,186,580
                                                                    =================         =================

                       SADDLEBROOK RENTAL POOL OPERATION
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                                       Three months ended
                                                                                            March 31,
                                                                                 ------------------------------
                                                                                      1995             1994
                                                                                 -------------    -------------
Rental pool revenue                                                              $   5,318,538    $   4,251,581
                                                                                 -------------    -------------

Deductions:
    Marketing expense                                                                  398,890          318,869
    Management expense                                                                 664,817          531,448
    Travel agent commissions                                                           282,183          193,760
    Credit card expense                                                                 49,490           37,843
                                                                                 -------------    -------------
                                                                                     1,395,380        1,081,920
                                                                                 -------------    -------------

Net rental income                                                                    3,923,158        3,169,661
Less operator share of net rental income                                            (1,765,421)      (1,426,347)
Other revenues (expenses):
    Complimentary room revenues                                                         31,850           30,147
    Minor repairs and replacements                                                     (33,350)         (26,978)
                                                                                 -------------    -------------

Amount available for distribution                                                $   2,156,237    $   1,746,483
                                                                                 =============    =============

                       SADDLEBROOK RENTAL POOL OPERATION
              STATEMENTS OF CHANGES IN PARTICIPANTS' FUND BALANCE
                                  (Unaudited)

                               DISTRIBUTION FUND

                                                                                       Three months ended
                                                                                              March 31,
                                                                                 ------------------------------
                                                                                       1995             1994
                                                                                 -------------    -------------
Balance at beginning of period                                                   $        --     $         --

Additions:
    Amount available for distribution                                                2,156,237        1,746,483

Reductions:
    Amount withheld for maintenance escrow fund                                       (390,816)        (320,136)
    Amount accrued of paid to participants                                          (1,765,421)      (1,426,347)
                                                                                 -------------    -------------

Balance at end of period                                                         $        --      $        --
                                                                                 =============    =============


                            MAINTENANCE ESCROW FUND

                                                                                       Three months ended
                                                                                            March 31,
                                                                                 ------------------------------
                                                                                      1995             1994
                                                                                 -------------    -------------
Balance at beginning of period                                                   $     999,356    $   1,048,576

Additions:
    Amount withheld from distribution fund                                             390,816          320,136
    Unit owner payments                                                                 25,519           40,205
    Interest earned                                                                     11,936            6,443

Reductions:
    Escrow account refunds                                                            (182,245)        (184,713)
    Maintenance charges                                                                (87,904)         (29,243)
    Major unit upgrades                                                                (22,600)        (126,177)
    Linen replacement                                                                  (31,651)          (6,268)
                                                                                 -------------    -------------

Balance at end of period                                                         $   1,103,227    $   1,068,959
                                                                                 =============    =============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                        Liquidity and Capital Resources

The Registrant's operations are seasonal with the highest volume of sales occurring during the first quarter of each calendar year. The third quarter has historically had the lowest volume of sales of the fiscal period and the second and fourth quarters have historically had marginal financial performance. Accordingly, the Registrant experienced an improvement in its financial condition as of March 31, 1995 when compared with its fiscal year-end of December 31, 1994. The primary effect of this seasonal period was an increase in accounts receivable and accumulated earnings.

The Registrant completed the construction of a renovation and expansion of its hotel lobby, lobby terrace and Polo Lounge at a total cost of approximately $1,430,000. The project has been partially funded by financing from the Registrant's line of credit for capital additions discussed below. Several other smaller capital improvements have been completed. However, there were no other major capital additions or improvements during the three months ended March 31, 1995. No other significant capital projects are anticipated in the remaining fiscal period. Future operating costs and planned expenditures for minor additions and improvements are expected to be funded by the resort operations of the Registrant or by additional financing within the terms of the Registrant's debt agreement.

The Registrant's debt agreement includes a line of credit of $1,500,000 which is limited to the value of certain accounts receivable, inventories and equipment of the Registrant and an affiliate. As of March 31, 1995, this full line of credit was available and a draw of $500,000 was outstanding. The Registrant has obtained an additional line of credit from the same lender of $3,500,000 which may be used to finance capital additions. As of March 31, 1995, $1,334,000 is outstanding on this line of credit (see Note 5. Notes Payable of the Notes to the Financial Statements in Part I, Item 1 of this Form 10-Q, which is incorporated herein by reference).

The Registrant has additional financing that is available related to the matter that is discussed in Part II, Item 1. Legal Proceedings of this Form 10-Q, which is incorporated herein by reference.


                             Results of Operations

Total revenues increased $1,384,000 or 12% for the first quarter of 1995 when compared with the same period in 1994. This improvement is a result of increases in occupied unit nights, average daily rate and number of guests in the hotel for the current period over the same period in 1994. Anticipated occupied unit nights for the remainder of 1995 and subsequent fiscal periods indicate a continuation of this gradual growth trend.

Net income for the first quarter of 1995 increased $77,000 or 3% from the net income for the same period in 1994. This improvement is primarily due to the increased revenues offset by increased general costs of operation. Net income also suffered from an increase in interest expense due to draws for construction expenditures and higher interest rates for the Registrant's debt which are related to an increase in the prime lending rate for the current period when compared to the prior year.

Due to the seasonal business of the Registrant, the results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the full fiscal period.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

                       Saddlebrook Rental Pool Operation

The results of the Saddlebrook Rental Pool Operation (the "Rental Pool") are directly related to the hotel operations of the Registrant. The Registrant operates the Rental Pool which provides for the distribution of a percentage of net rental income to participating condominium owners. Rental pool income is shared according to the provisions of an agreement and the level of the Registrant's occupancy directly impacts revenues and expenses used to determine this income.

The average occupancies for the quarters ended March 31, 1995 and 1994 were 64% and 57%, respectively. The average distributions of net rental income per participating condominium unit for the same periods were $3,978 and $3,246, respectively. This increase in average net rental income was primarily due to the increase in average occupancy.


                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

On May 12, 1989, the Circuit Court of the Sixth Judicial Circuit in and for Pasco County, Florida, in the lawsuit, James H. Porter and Martha Porter, Trustees, et al v. Saddlebrook Resorts, Inc. and the County of Pasco, Florida, Case No. 83-1860, entered a judgment against Registrant in the amount of $8,082,000 relating to damages to adjacent property for surface water effects. In addition, an injunction was entered to remediate damages relating thereto.

On October 14, 1989, the Registrant and Pittway Corporation entered into an agreement and on July 16, 1993 an amended agreement, to split equally the costs of the defense of the litigation, the ultimate judgment and the mandated remedial work. The agreements provide for Pittway Corporation to make subordinated loans to Registrant, if required, to enable Registrant to pay for its half of these costs.

On March 18, 1992, the Florida Second District Court of Appeal issued an opinion reversing and vacating the jury verdict and judgment against Registrant and ordering a new trial. On December 22, 1993, the Registrant filed a motion for summary judgment in the trial court on grounds that the findings in Registrant's favor by an administrative law judge in a related proceeding bar further litigation of this matter. An order granting the summary judgment and dismissing the action was entered on January 7, 1995. An appeal of said order is presently pending. Management currently believes that the Registrant's position in further litigation would be meritorious.

The Registrant is involved in other litigation in the ordinary course of business. In the opinion of management, these matters are adequately covered by insurance or indemnification from other third parties. The effect, if any, of these claims is, in management's opinion, immaterial to the Registrant's financial condition and results of operations.

Item 6.  Exhibits and Reports on Form 8-K
         (a) Exhibits:
             27    Financial Data Schedule (for SEC use only)
         (b) The Registrant was not required to file a Form 8-K during the three months ended March 31, 1995.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      SADDLEBROOK RESORTS, INC.
                                      -------------------------
                                            (Registrant)



Date:   May 11, 1995                     /s/ Donald L. Allen
     ------------------               ----------------------------
                                             Donald L. Allen
                                      Vice President and Treasurer
                                        (Principal Financial and
                                           Accounting Officer)