Form 10-Q
period 1995-06-30
SADDLEBROOK RESORTS INC
filed 1995-08-11
CIK 313151

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

       (Mark one)
         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended June 30, 1995
                                             -------------
                                      OR
         ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from            to
                                             ----------    ------------

           COMMISSION FILE NUMBER:  No 1934 act file number assigned
                          (1933 act file no. 2-65481)

                           SADDLEBROOK RESORTS, INC.
                           -------------------------
             (Exact name of registrant as specified in its charter)

            Florida                                       59-1917822
           ---------                                      -----------
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

                                     INDEX

                                                                                                                Page
                                                                                                                ----
PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statements

                 Saddlebrook Resorts, Inc.
                   Balance Sheets at June 30, 1995 and December 31, 1994                                          3
                   Statements of Operations for the three months and six months ended
                     June 30, 1995 and 1994                                                                       4
                   Statements of Cash Flows for the six months ended June 30, 1995 and 1994                       5
                   Notes to Financial Statements                                                                  6

                 Saddlebrook Rental Pool Operation
                   Balance Sheets at June 30, 1995 and December 31, 1994                                          8
                   Statements of Operations for the three months and six months ended
                     June 30, 1995 and 1994                                                                       9
                   Statements of Changes in Participants' Fund Balance for the six months
                     ended June 30, 1995 and 1994                                                                10

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results
           of Operations

                 Saddlebrook Resorts, Inc.                                                                       11
                 Saddlebrook Rental Pool Operation                                                               12


PART II - OTHER INFORMATION

         Item 1. Legal Proceedings                                                                               12

         Item 6.  Exhibits and Reports on Form 8-K                                                               13

                         PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements
                           SADDLEBROOK RESORTS, INC.
                                 BALANCE SHEETS
                                  (Unaudited)

                                                                            June 30,               December 31,
                                                                              1995                     1994
                                                                       -----------------         -----------------
         Assets
Current assets:
    Cash and cash equivalents                                             $ 2,207,287               $   595,502
    Escrowed cash deposits                                                     63,851                   120,010
    Escrowed short-term investments                                           382,648                   382,648
    Accounts receivable, net                                                2,880,187                 2,314,631
    Related parties receivable                                                  6,338                   117,827
    Inventory and supplies                                                  1,183,989                 1,327,484
    Prepaid expenses and other assets                                         358,663                   445,800
                                                                          -----------               -----------
         Total current assets                                               7,082,963                 5,303,902
Escrowed long-term investments                                                399,407                   399,407
Property, buildings and equipment, net                                     22,461,061                21,549,219
Intangible assets and deferred charges, net                                   289,473                   304,075
                                                                          -----------               -----------

                                                                          $30,232,904               $27,556,603
                                                                          ===========               ===========

         Liabilities and Shareholder's Equity
Current liabilities:
    Current portion of notes payable                                      $ 1,498,464               $ 1,231,547
    Escrowed deposits                                                         845,906                   902,065
    Accounts payable                                                          444,881                   997,904
    Accrued rental distribution                                             1,475,358                 1,265,856
    Accrued payroll and related expenses                                      765,801                   678,330
    Accrued interest                                                          120,357                   120,686
    Accrued taxes                                                             336,697                    36,519
    Guest deposits                                                            356,293                   724,761
    Other liabilities and accrued expenses                                    687,006                 1,256,145
    Due to related parties                                                  1,455,430                 1,324,099
                                                                          -----------               -----------
         Total current liabilities                                          7,986,193                 8,537,912
    Notes payable due after one year                                       17,449,306                16,212,522
                                                                          -----------               -----------
         Total liabilities                                                 25,435,499                24,750,434
                                                                          -----------               -----------
Shareholder's equity:
    Common stock, $1.00 par value, 100,000 shares
      authorized and outstanding                                              100,000                   100,000
    Additional paid-in capital                                              1,013,127                 1,013,127
      Accumulated earnings                                                  3,684,278                 1,693,042
                                                                          -----------               -----------
         Total shareholder's equity                                         4,797,405                 2,806,169
                                                                          -----------               -----------
                                                                          $30,232,904               $27,556,603
                                                                          ===========               ===========


               The accompanying Notes to Financial Statements are
                 an integral part of these financial statements

                           SADDLEBROOK RESORTS, INC.
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                      Three months ended               Six months ended
                                                            June 30,                        June 30,
                                                 ------------------------------    -----------------------------
                                                    1995             1994             1995             1994
                                                 -------------    -------------    ------------     ------------
Revenues                                          $9,446,759       $7,700,968      $22,015,920      $18,886,235
                                                  ----------       ----------      -----------      -----------

Costs and expenses:
  Operating costs                                  6,408,727        5,545,949       13,938,658       12,010,365
  Sales and marketing                                825,049          680,906        1,618,364        1,365,473
  General and administrative                         900,779          821,801        1,787,644        1,654,647
  Depreciation and amortization                      328,219          275,267          621,712          535,177
  Interest                                           335,167          276,399          660,851          557,469
                                                  ----------       ----------      -----------      -----------

    Total costs and expenses                       8,797,941        7,600,322       18,627,229       16,123,131
                                                  ----------       ----------      -----------      -----------

Net income                                           648,818          100,646        3,388,691        2,763,104

Distribution to shareholder                       (1,087,773)        (522,003)      (1,397,455)        (633,625)

Accumulated earnings at
  beginning of period                              4,123,233        3,334,025        1,693,042          783,189
                                                  ----------       ----------      -----------      -----------

Accumulated earnings at
  end of period                                   $3,684,278       $2,912,668      $ 3,684,278      $ 2,912,668
                                                  ==========       ==========      ===========      ===========



               The accompanying Notes to Financial Statements are
                 an integral part of these financial statements

                           SADDLEBROOK RESORTS, INC.
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                         Six months ended
                                                                                              June 30,
                                                                                  -------------------------------
                                                                                       1995             1994
                                                                                  --------------    -------------
Operating activities:
    Net income                                                                      $3,388,691        $2,763,104
    Non-cash items included in net income:
         Provision for doubtful accounts                                                15,500             3,100
         Depreciation and amortization                                                 621,712           535,177
    (Increase) decrease in:
         Accounts receivable                                                          (581,056)          277,300
         Inventory and supplies                                                        143,495           136,037
         Prepaid expenses                                                               87,137           175,388
    Increase (decrease) in:
         Accounts payable                                                             (553,023)          (67,951)
         Accrued expenses                                                             (340,785)         (317,022)
         Net payable to related parties                                                242,820          (355,633)
                                                                                    ----------        ----------
                                                                                     3,024,491         3,149,500
                                                                                    ----------        ----------

Investing activities:
    Capital expenditures                                                            (1,491,152)         (871,725)
                                                                                    ----------        ----------
                                                                                    (1,491,152)         (871,725)
                                                                                    ----------        ----------

Financing activities:
    Notes payable borrowings                                                         2,426,284              --
    Payments on notes payable                                                         (922,583)         (830,528)
    Financing costs                                                                    (27,800)             --
    Distribution to shareholder                                                     (1,397,455)         (633,625)
                                                                                    ----------        ----------
                                                                                        78,446        (1,464,153)
                                                                                    ----------        ----------

Net increase in cash                                                                 1,611,785           813,622
Cash at beginning of period                                                            595,502           302,872
                                                                                    ----------        ----------

Cash at end of period                                                               $2,207,287        $1,116,494
                                                                                    ==========        ==========

Cash paid for interest                                                              $  733,959        $  561,270
                                                                                    ==========        ==========


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


Note 2.  Accounts Receivable

                                                                              June 30,               December 31,
                                                                               1995                      1994
                                                                        -----------------         -----------------
    Trade accounts receivable                                               2,985,776                 2,414,321
    Less reserve for bad debts                                               (105,589)                  (99,690)
                                                                           ----------                ----------

                                                                           $2,880,187                $2,314,631
                                                                           ==========                ==========


Note 3.  Fixed Assets

                                                                           June 30,                 December 31,
                                                                             1995                       1994
                                                                       -----------------          -----------------

      Land and land improvements                                            4,478,982                 4,478,982
      Buildings and recreational facilities                                17,674,581                17,129,142
      Furnishings and equipment                                             7,244,029                 5,614,055
      Construction in progress                                              1,082,176                 1,766,654
                                                                          -----------               -----------
                                                                           30,479,768                28,988,833
      Less accumulated depreciation                                        (8,018,707)               (7,439,614)
                                                                          ----------                -----------

                                                                          $22,461,061               $21,549,219
                                                                          ===========               ===========


Note 4.  Intangible assets and deferred charges

                                                                            June 30,                 December 31,
                                                                              1995                       1994
                                                                        -----------------         -----------------
      Noncompete agreement with prior owner                                 1,000,000                 1,000,000
      Management contract with prior owner                                    500,000                   500,000
      Acquisition costs                                                        41,577                    41,577
      Refinancing costs                                                       451,814                   424,014
                                                                           ----------                ----------
                                                                            1,993,391                 1,965,591
      Less accumulated amortization                                        (1,703,918)               (1,661,516)
                                                                           ----------                -----------

                                                                           $  289,473                $  304,075
                                                                           ==========                ==========



Note 5.  Notes Payable

                                                                            June 30,                December 31,
                                                                              1995                      1994
                                                                        -----------------         -----------------
      Note payable to bank, variable rate currently 8.125%                 14,862,500                15,651,000
      Note payable to bank, variable rate currently 8.125%                    305,800                   323,800
      Line of credit at bank, variable rate currently 8.125%                3,220,120                 1,383,008
      Line of credit at bank, variable rate currently 10%                     500,000                      --
      Capital leases                                                           59,350                    86,261
                                                                          -----------               -----------
                                                                           18,947,770                17,444,069
      Less current portion                                                 (1,498,464)               (1,231,547)
                                                                          -----------               -----------

                                                                          $17,449,306               $16,212,522
                                                                          ===========               ===========


The Registrant is also currently the guarantor of amounts that are owed by its sole shareholder and an affiliated company of $500,000 and $737,500, respectively.


Note 6.  Income Taxes

The Registrant has elected S Corporation status. Accordingly, the Registrant has had no income tax expense since the election as the tax is assessed at the shareholder level.

                       SADDLEBROOK RENTAL POOL OPERATION
                                 BALANCE SHEETS
                                  (Unaudited)

                               DISTRIBUTION FUND

                                                                            June 30,                 December 31,
                                                                              1995                      1994
                                                                        -----------------         -----------------
         Assets
Receivable from Saddlebrook Resorts, Inc.                                  $1,459,915                $1,267,078
                                                                           ==========                ==========

         Liabilities and Participants' Fund Balance
Due to participants                                                        $1,194,560                $1,042,311
Due to maintenance escrow fund                                                265,355                   224,767
Participants' fund balance                                                      --                        --
                                                                           ----------                ----------

                                                                           $1,459,915                $1,267,078
                                                                           ==========                ==========



                            MAINTENANCE ESCROW FUND

                                                                            June 30,                 December 31,
                                                                              1995                       1994
                                                                        -----------------         -----------------
         Assets
Cash and cash equivalents                                                  $   70,976                $  101,335
Investments                                                                   782,055                   782,055
Receivables:
    Distribution fund                                                         265,355                   224,767
    Interest                                                                    5,122                    9,106
Prepaid maintenance                                                           212,458                   69,317
                                                                           ----------                ---------

                                                                           $1,335,966                $1,186,580
                                                                           ==========                ==========

         Liabilities and Participants' Fund Balance
Accounts payable                                                           $  205,216                $  187,224
Participants' fund balance                                                  1,130,750                   999,356
                                                                           ----------                ----------

                                                                           $1,335,966                $1,186,580
                                                                           ==========                ==========

                       SADDLEBROOK RENTAL POOL OPERATION
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                      Three months ended                 Six months ended
                                                           June 30,                          June 30,
                                                ------------------------------    ------------------------------
                                                    1995             1994             1995             1994
                                                -------------    -------------    -------------    -------------
Rental pool revenue                               $3,551,001       $2,930,633       $8,869,539       $7,182,214
                                                  ----------       ----------       ----------       ----------

Deductions:
    Marketing expense                                266,325          219,797          665,215          538,666
    Management expense                               443,875          366,329        1,108,692          897,777
    Travel agent commissions                         141,859           96,379          424,042          290,139
    Credit card expense                               44,364           41,522           93,854           79,365
                                                  ----------       ----------       ----------       ----------
                                                     896,423          724,027        2,291,803        1,805,947
                                                  ----------       ----------       ----------       ----------

Net rental income                                  2,654,578        2,206,606        6,577,736        5,376,267
Less operator share of net rental income          (1,194,560)        (992,973)      (2,959,981)      (2,419,320)
Other revenues (expenses):
    Complimentary room revenues                       32,901           21,991           64,751           52,138
    Minor repairs and replacements                   (33,004)         (30,515)         (66,354)         (57,493)
                                                  ----------       ----------       ----------       ----------
Amount available for distribution                 $1,459,915       $1,205,109       $3,616,152       $2,951,592
                                                  ==========       ==========       ==========       ==========

                       SADDLEBROOK RENTAL POOL OPERATION
              STATEMENTS OF CHANGES IN PARTICIPANTS' FUND BALANCE
                                  (Unaudited)

                               DISTRIBUTION FUND

                                                                                          Six months ended
                                                                                              June 30,
                                                                                  ------------------------------
                                                                                       1995            1994
                                                                                  -------------    -------------
Balance at beginning of period                                                      $     --         $     --

Additions:
    Amount available for distribution                                                3,616,152        2,951,592

Reductions:
    Amount withheld for maintenance escrow fund                                       (656,171)        (532,272)
    Amount accrued of paid to participants                                          (2,959,981)      (2,419,320)
                                                                                    ----------       ----------

Balance at end of period                                                            $     --         $     --
                                                                                    ==========       ==========


                                                 MAINTENANCE ESCROW FUND

                                                                                         Six months ended
                                                                                              June 30,
                                                                                   ------------------------------
                                                                                       1995             1994
                                                                                   --------------   -------------
Balance at beginning of period                                                      $  999,356       $1,048,576

Additions:
    Amount withheld from distribution fund                                             656,171          532,272
    Unit owner payments                                                                 53,310           42,614
    Interest earned                                                                     24,267           12,914

Reductions:
    Escrow account refunds                                                            (324,652)        (300,076)
    Maintenance charges                                                               (166,098)         (79,891)
    Major unit upgrades                                                                (51,577)        (216,406)
    Linen replacement                                                                  (60,027)         (26,693)
                                                                                    ----------       ----------

Balance at end of period                                                            $1,130,750       $1,013,310
                                                                                    ==========       ==========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                        Liquidity and Capital Resources

The Registrant's operations are seasonal with the highest volume of sales occurring during the first quarter of each calendar year. The third quarter has historically had the lowest volume of sales of the fiscal period and the second and fourth quarters have historically had marginal financial performance. Accordingly, the Registrant experienced an improvement in its financial condition as of June 30, 1995 when compared with its fiscal year-end of December 31, 1994. The primary effect of this seasonal period was an increase in cash and accumulated earnings.

The Registrant completed the construction of a renovation and expansion of its hotel lobby, lobby terrace and Polo Lounge at a total cost of approximately $1,430,000. The project has been funded by financing from the Registrant's line of credit for capital additions discussed below. Several other smaller capital improvements have been completed. However, there were no other major capital additions or improvements during the six months ended June 30, 1995. No other significant capital projects are anticipated in the remaining fiscal period. Future operating costs and planned expenditures for minor additions and improvements are expected to be funded by the resort operations of the Registrant or by additional financing within the terms of the Registrant's debt agreement.

The Registrant's debt agreement includes a line of credit of $1,500,000 which is limited to the value of certain accounts receivable, inventories and equipment of the Registrant and an affiliate. As of June 30, 1995, this full line of credit was unrestricted and a draw of $500,000 was outstanding. The Registrant has obtained an additional line of credit from the same lender of $3,500,000 which may be used to finance capital additions. As of June 30, 1995, $3,220,000 is outstanding on this line of credit (see Note 5. Notes Payable of the Notes to the Financial Statements in Part I, Item 1 of this Form 10-Q, which is incorporated herein by reference).

The Registrant has additional financing that is available related to the matter that is discussed in Part II, Item 1. Legal Proceedings of this Form 10-Q, which is incorporated herein by reference.


                             Results of Operations

Total revenues increased $1,746,000 or 23% for the second quarter of 1995 when compared with the same period in 1994. Total revenues increased $3,130,000 or 17% for the first six months of 1995 when compared with the prior year. These improvements are a result of increases in occupied unit nights, average daily rates and number of guests in the hotel for the current periods over the same periods in 1994. Anticipated occupied unit nights for the second half of 1995 are not expected to exceed the prior year's level. Anticipated occupied unit nights for subsequent fiscal periods are expected to maintain the current volume of business.

Net income for the second quarter of 1995 increased $548,000 from the net income for the same period in 1994. Net income increased $626,000 or 23% for the first six months of 1995 when compared with the prior year. These improvements are primarily due to the increased revenues offset by increased general costs of operation. Net income also suffered from an increase in interest expense due to draws for construction expenditures and higher interest rates for the Registrant's debt which are related to an increase in the prime lending rate for the current period when compared to the prior year.

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

The average occupancies for the quarters ended June 30, 1995 and 1994 were 57% and 50%, respectively. The average distributions of net rental income per participating condominium unit for the same periods were $2,694 and $2,240, respectively. This increase in average net rental income was primarily due to the increase in average occupancy.


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

On October 14, 1989, the Registrant and Pittway Corporation (the former owner of the Registrant) entered into an agreement and on July 16, 1993 an amended agreement, to split equally the costs of the defense of the litigation, the ultimate judgment and the mandated remedial work. The agreements provide for Pittway Corporation to make subordinated loans to Registrant, if required, to enable Registrant to pay for its half of these costs.

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

Item 6.  Exhibits and Reports on Form 8-K
         (a)  Exhibits:
                  Exhibit 27 - Financial Data Schedule (for SEC use only)
         (b) The Registrant was not required to file a Form 8-K during the six months ended June 30, 1995.



                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             SADDLEBROOK RESORTS, INC.
                                             -------------------------
                                                   (Registrant)



Date:   August 10, 1995                         /s/ Donald L. Allen
        ---------------                   ------------------------------------
                                                    Donald L. Allen
                                              Vice President and Treasurer
                                                (Principal Financial and
                                                   Accounting Officer)