Form 10-Q
period 1995-09-30
SADDLEBROOK RESORTS INC
filed 1995-11-13
CIK 313151

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

        (Mark one)
        (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period ended September 30, 1995
                                       OR
        ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from            to
                                            ----------    -----------

           COMMISSION FILE NUMBER:  No 1934 act file number assigned
                          (1933 act file no. 2-65481)

                           SADDLEBROOK RESORTS, INC.
             (Exact name of registrant as specified in its charter)

             Florida                                       59-1917822
    (State of incorporation)                   (IRS employer identification no.)

            5700 Saddlebrook Way, Wesley Chapel, Florida 33543-4499
                    (Address of principal executive offices)

                                  813-973-1111
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                YES   X      NO
                                    ------      ------

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

                                Not Applicable*
                                ---------------



* Registrant has no common stock subject to this annual report.

                                    INDEX

PART I - FINANCIAL INFORMATION

                                                                                                             Page
                                                                                                             ----
    Item 1.  Financial Statements

             Saddlebrook Resorts, Inc.
               Balance Sheets at September 30, 1995 and December 31, 1994                                    3
               Statements of Operations for the three months and nine months ended
                 September 30, 1995 and 1994                                                                 4
               Statements of Cash Flows for the nine months ended September 30, 1995 and 1994                5
               Notes to Financial Statements                                                                 6

             Saddlebrook Rental Pool Operation
               Balance Sheets at September 30, 1995 and December 31, 1994                                    8
               Statements of Operations for the three months and nine months ended
                 September 30, 1995 and 1994                                                                 9
               Statements of Changes in Participants' Fund Balance for the nine months
                 ended September 30, 1995 and 1994                                                          10

    Item 2.  Management's Discussion and Analysis of Financial Condition and Results
      of Operations

             Saddlebrook Resorts, Inc.                                                                      11
             Saddlebrook Rental Pool Operation                                                              12


PART II - OTHER INFORMATION

    Item 1.  Legal Proceedings                                                                              12

    Item 6.  Exhibits and Reports on Form 8-K                                                               13

                        PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements
                           SADDLEBROOK RESORTS, INC.
                                 BALANCE SHEETS
                                  (Unaudited)

                                                                 September 30,              December 31,
                                                                      1995                      1994
                                                                  -----------               ------------
    Assets
Current assets:
    Cash and cash equivalents                                     $   249,144               $   595,502
    Escrowed cash deposits                                             45,553                   120,010
    Escrowed short-term investments                                   582,464                   382,648
    Accounts receivable, net                                        2,941,116                 2,314,631
    Related parties receivable                                         39,354                   117,827
    Inventory and supplies                                          1,429,417                 1,327,484
    Prepaid expenses and other assets                                 508,580                   445,800
                                                                  -----------               -----------
             Total current assets                                   5,795,628                 5,303,902
Escrowed long-term investments                                        399,591                   399,407
Property, buildings and equipment, net                             22,339,381                21,549,219
Intangible assets and deferred charges, net                           284,061                   304,075
                                                                  -----------               -----------

                                                                  $28,818,661               $27,556,603
                                                                  ===========               ===========

    Liabilities and Shareholder's Equity
Current liabilities:
    Current portion of notes payable                              $   995,077               $ 1,231,547
    Escrowed deposits                                               1,027,608                   902,065
    Accounts payable                                                  948,737                   997,904
    Accrued rental distribution                                       520,419                 1,265,856
    Accrued payroll and related expenses                              516,716                   678,330
    Accrued interest                                                  131,665                   120,686
    Accrued taxes                                                     408,050                    36,519
    Guest deposits                                                    492,897                   724,761
    Other liabilities and accrued expenses                            811,402                 1,256,145
    Due to related parties                                          2,149,778                 1,324,099
                                                                  -----------               -----------
             Total current liabilities                              8,002,349                 8,537,912
    Notes payable due after one year                               17,279,469                16,212,522
                                                                  -----------               -----------
             Total liabilities                                     25,281,818                24,750,434
                                                                  -----------               -----------
Shareholder's equity:
    Common stock, $1.00 par value, 100,000 shares
      authorized and outstanding                                      100,000                   100,000
    Additional paid-in capital                                      1,013,127                 1,013,127
    Accumulated earnings                                            2,423,716                 1,693,042
                                                                  -----------               -----------
                     Total shareholder's equity                     3,536,843                 2,806,169
                                                                  -----------               -----------

                                                                  $28,818,661               $27,556,603
                                                                  ===========               ===========


              The accompanying Notes to Financial Statements are
                an integral part of these financial statements

                          SADDLEBROOK RESORTS, INC.
                           STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                               Three months ended                 Nine months ended
                                                   September 30,                     September 30,
                                              1995             1994             1995             1994
                                           ----------       ----------       ----------       ----------
Revenues                                  $6,053,516        $6,177,654      $28,069,436      $25,063,889
                                          ----------        ----------      -----------      -----------

Costs and expenses:
  Operating costs                          4,742,017         4,713,973       18,680,675       16,724,338
  Sales and marketing                        643,588           550,719        2,261,952        1,916,192
  General and administrative                 862,350           795,088        2,649,994        2,449,735
  Depreciation and amortization              363,040           285,533          984,752          820,710
  Interest                                   402,547           324,162        1,063,398          881,631
                                          ----------        ----------      -----------      -----------

    Total costs and expenses               7,013,542         6,669,475       25,640,771       22,792,606
                                          ----------        ----------      -----------      -----------

Net income (loss)                          (960,026)         (491,821)        2,428,665        2,271,283

Distribution to shareholder                (300,536)         (126,901)      (1,697,991)        (760,526)

Accumulated earnings at
  beginning of period                      3,684,278         2,912,668        1,693,042          783,189
                                          ----------        ----------      -----------      -----------

Accumulated earnings at
  end of period                           $2,423,716        $2,293,946      $ 2,423,716      $ 2,293,946
                                          ==========        ==========      ===========      ===========





               The accompanying Notes to Financial Statements are
                 an integral part of these financial statements

                           SADDLEBROOK RESORTS, INC.
                           STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                                     Nine months ended
                                                                       September 30,
                                                                 -------------------------
                                                                    1995           1994
                                                                 ----------     ----------
Operating activities:
    Net income                                                   $2,428,665      $2,271,283
    Non-cash items included in net income:
       Provision for doubtful accounts                               24,800          12,400
       Loss on sale of assets                                         8,252              --
       Depreciation and amortization                                984,752         820,710
    (Increase) decrease in:
       Accounts receivable                                         (651,285)       (383,798)
       Inventory and supplies                                      (101,933)         11,980
       Prepaid expenses and other assets                            (62,780)        157,088
    Increase (decrease) in:
       Accounts payable                                             (49,167)        408,983
       Accrued expenses                                          (1,201,148)       (594,123)
       Net payable to related parties                               904,152         238,721
                                                                 ----------      ----------
                                                                  2,284,308       2,943,244
                                                                 ----------      ----------
Investing activities:
    Proceeds from sale of assets                                      3,384              --
    Capital expenditures                                         (1,720,629)     (1,567,517)
                                                                 ----------      ----------
                                                                 (1,717,245)     (1,567,517)
                                                                 ----------      ----------

Financing activities:
    Notes payable borrowings                                      2,426,284         640,000
    Payments on notes payable                                    (1,595,807)     (1,014,572)
    Financing costs                                                 (45,907)        (33,542)
    Distribution to shareholder                                  (1,697,991)       (760,526)
                                                                 ----------      ----------
                                                                   (913,421)     (1,168,640)
                                                                 ----------      ----------

Net increase in cash                                               (346,358)        207,087
Cash at beginning of period                                         595,502         302,872
                                                                 ----------      ----------

Cash at end of period                                            $  249,144      $  509,959
                                                                 ==========      ==========

Cash paid for interest                                           $1,127,417        $871,558
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


Note 2.  Accounts Receivable

                                                                 September 30,               December 31,
                                                                      1995                       1994
                                                                 -------------               ------------
  Trade accounts receivable                                        $3,056,005                $2,414,321
  Less reserve for bad debts                                         (114,889)                  (99,690)
                                                                   ----------                ----------

                                                                   $2,941,116                $2,314,631
                                                                   ==========                ==========



Note 3.  Fixed Assets

                                                                 September 30,      December 31,
                                                                     1995               1994
                                                                ------------        ------------
    Land and land improvements                                  $  4,478,982        $  4,478,982
    Buildings and recreational facilities                         18,670,924          17,129,142
    Furnishings and equipment                                      7,529,963           5,614,055
    Construction in progress                                           6,432           1,766,654
                                                                  ----------          ----------
                                                                  30,686,301          28,988,833
    Less accumulated depreciation                                 (8,346,920)         (7,439,614)
                                                                  ----------          ----------

                                                                $ 22,339,381        $ 21,549,219
                                                                  ==========          ==========

Note 4.  Intangible assets and deferred charges

                                                                September 30,       December 31,
                                                                    1995                1994
                                                                ------------        ------------
    Noncompete agreement with prior owner                       $  1,000,000        $  1,000,000
    Management contract with prior owner                             500,000             500,000
    Acquisition costs                                                 41,577              41,577
    Refinancing costs                                                469,921             424,014
                                                                     -------             -------
                                                                   2,011,498           1,965,591
    Less accumulated amortization                                 (1,727,437)         (1,661,516)
                                                                  ----------          ----------

                                                                $    284,061        $    304,075
                                                                ============        ============



Note 5.  Notes Payable

                                                                September 30,      December 31,
                                                                    1995               1994
                                                                -----------        -----------
    Note payable to bank, variable rate currently 8.75%         $18,226,920        $15,651,000
    Note payable to bank                                                 --            323,800
    Note payable to bank                                                 --          1,383,008
    Capital leases                                                   47,626             86,261
                                                                -----------        -----------
                                                                 18,274,546         17,444,069
    Less current portion                                           (995,077)        (1,231,547)
                                                                -----------        -----------

                                                                $17,279,469        $16,212,522
                                                                ===========        ===========


In July 1995, the Registrant consolidated its outstanding loans and line-of-credit draws into its primary debt instrument. Principal payments on the primary debt remain at $950,000 annually in 1996 and 1997, and the balance due in 1998.

The Registrant is also the guarantor of amounts that are owed by its sole shareholder and an affiliated company of $470,000 and $729,000, respectively, at September 30, 1995.


Note 6.  Income Taxes

The Registrant has elected S Corporation status. Accordingly, the Registrant has had no income tax expense since the election as the tax is assessed at the shareholder level.

                       SADDLEBROOK RENTAL POOL OPERATION
                                 BALANCE SHEETS
                                  (Unaudited)

                               DISTRIBUTION FUND

                                                                September 30,     December 31,
                                                                    1995             1994
                                                                ------------      -----------
    Assets
Receivable from Saddlebrook Resorts, Inc.                       $  651,572        $ 1,267,078
                                                                ==========        ===========

    Liabilities and Participants' Fund Balance
Due to participants                                             $  557,514        $ 1,042,311
Due to maintenance escrow fund                                      94,058            224,767
Participants' fund balance                                              --                 --
                                                                ----------        -----------

                                                                $  651,572        $ 1,267,078
                                                                ==========        ===========


                            MAINTENANCE ESCROW FUND

                                                                September 30,      December 31,
                                                                    1995               1994
                                                                -------------      ------------
    Assets
Cash and cash equivalents                                       $    19,253        $   101,335
Investments                                                         982,055            782,055
Receivables:
    Distribution fund                                                94,058            224,767
    Interest                                                         28,477              9,106
Prepaid maintenance                                                 251,979             69,317
                                                                -----------        -----------

                                                                $ 1,375,822        $ 1,186,580
                                                                ===========        ===========

    Liabilities and Participants' Fund Balance
Accounts payable                                                $   255,208        $   187,224
Participants' fund balance                                        1,120,614            999,356
                                                                -----------        -----------

                                                                $ 1,375,822        $ 1,186,580
                                                                ===========        ===========

                       SADDLEBROOK RENTAL POOL OPERATION
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                               Three months ended                 Nine months ended
                                                  September 30,                     September 30,
                                           ---------------------------       ---------------------------
                                              1995             1994             1995             1994
                                           ----------       ----------       ----------       ----------
Rental pool revenue                        $  1,693,711     $  1,913,874     $ 10,563,250     $  9,096,088
                                           ------------     ------------     ------------     ------------

Deductions:
Marketing expense                               127,028          143,541          792,243          682,207
Management expense                              211,714          239,234        1,320,406        1,137,011
Travel agent commissions                        100,238           72,415          524,280          362,554
Credit card expense                              15,811           18,122          109,665           97,487
                                           ------------     ------------     ------------     ------------
                                                454,791          473,312        2,746,594        2,279,259
                                           ------------     ------------     ------------     ------------

Net rental income                             1,238,920        1,440,562        7,816,656        6,816,829
Less operator share of net rental income       (557,514)        (648,253)      (3,517,495)      (3,067,573)
Other revenues (expenses):
Complimentary room revenues                      16,827           12,341           81,578           64,479
Minor repairs and replacements                  (46,661)         (38,639)        (113,015)         (96,132)
                                           ------------     ------------     ------------     ------------
Amount available for distribution          $    651,572     $    766,011     $  4,267,724     $  3,717,603
                                           ============     ============     ============     ============

                       SADDLEBROOK RENTAL POOL OPERATION
              STATEMENTS OF CHANGES IN PARTICIPANTS' FUND BALANCE
                                  (Unaudited)

                              DISTRIBUTION FUND

                                                                              Nine months ended
                                                                                September 30,
                                                                        -----------------------------
                                                                            1995             1994
                                                                        ------------     ------------
Balance at beginning of period                                          $         --     $         --

Additions:
      Amount available for distribution                                    4,267,724        3,717,603

Reductions:
      Amount withheld for maintenance escrow fund                           (750,229)        (650,030)
      Amount accrued of paid to participants                              (3,517,495)      (3,067,573)
                                                                        ------------     ------------

Balance at end of period                                                $         --     $         --
                                                                        ============     ============


                           MAINTENANCE ESCROW FUND

                                                                                 Nine months ended
                                                                                    September 30,
                                                                           -------------------------------
                                                                                1995             1994
                                                                           --------------   --------------
Balance at beginning of period                                             $      999,356   $    1,048,576

Additions:
      Amount withheld from distribution fund                                      750,229          650,030
      Unit owner payments                                                          85,386           90,561
      Interest earned                                                              36,477           18,802

Reductions:
      Escrow account refunds                                                     (357,336)        (351,491)
      Maintenance charges                                                        (262,528)        (121,204)
      Major unit upgrades                                                         (51,577)        (254,933)
      Linen replacement                                                           (79,393)         (50,270)
                                                                           --------------   --------------

Balance at end of period                                                   $    1,120,614   $    1,030,071
                                                                           ==============   ==============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                        Liquidity and Capital Resources

The Registrant's operations are seasonal with the highest volume of sales occurring during the first quarter of each calendar year. The third quarter has historically had the lowest volume of sales of the fiscal period and the second and fourth quarters have historically had marginal financial performance. Accordingly, the Registrant experienced a minor improvement in its financial condition as of September 30, 1995 when compared with its fiscal year-end of December 31, 1994. The primary effect of this seasonal period was an increase in accounts receivable, fixed assets and accumulated earnings.

The Registrant completed the construction of a renovation and expansion of its hotel lobby, lobby terrace and Polo Lounge at a total cost of approximately $1,430,000. The project has been funded by financing from the Registrant's line-of-credit for capital additions discussed below. Several other smaller capital improvements have been completed. However, there were no other major capital additions or improvements during the nine months ended September 30, 1995. No other significant capital projects are anticipated in the remaining fiscal period. Future operating costs and planned expenditures for minor additions and improvements are expected to be funded by the resort operations of the Registrant or by additional financing within the terms of the Registrant's debt agreement.

The Registrant's debt agreement includes a line-of-credit of $1,500,000 which is limited to the value of certain accounts receivable, inventories and equipment of the Registrant and an affiliate. As of September 30, 1995, this full line-of-credit was unrestricted and no draws were outstanding. The Registrant has obtained an additional line-of-credit from the same lender of $3,500,000 which may be used to finance capital additions. As of September 30, 1995, $1,765,000 is undrawn on this line-of-credit (see Note 5. Notes Payable of the Notes to the Financial Statements in Part I, Item 1 of this Form 10-Q, which is incorporated herein by reference).

The Registrant has additional financing that is available related to the matter that is discussed in Part II, Item 1. Legal Proceedings of this Form 10-Q, which is incorporated herein by reference.


                             Results of Operations

Total revenues decreased $124,000 or 2% for the third quarter of 1995 when compared with the same period in 1994. Although the Registrant had a 10% increase in its average daily rate, it was offset by fewer occupied unit nights and number of guests in the hotel for the current quarter compared to the same quarter in 1994. Total revenues increased $3,006,000 or 12% for the first nine months of 1995 when compared with the prior year. This improvement is a result of increases in occupied unit nights and average daily rate for the current period over the same period in 1994. Anticipated occupied unit nights for the remainder of 1995 are not expected to exceed the prior year's level. Anticipated occupied unit nights for subsequent fiscal periods are expected to maintain the resort's current volume of business.

The net loss for the third quarter of 1995 increased $468,000 or 95% from the net loss for the same period in 1994. This was a direct result of reduced revenues combined with increased depreciation and interest expense that are related to recent capital improvements. Net income increased $157,000 or 7% for the first nine months of 1995 when compared with the prior year. This improvement is primarily due to the increased revenues offset by increases in the aforementioned depreciation and interest expense along with increased general costs of operation.

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

The average occupancies for the quarters ended September 30, 1995 and 1994 were 38% and 46%, respectively. The average distributions of net rental income per participating condominium unit for the same periods were $1,200 and $1,426, respectively. This decrease in average net rental income was primarily due to the decrease in average occupancy.


                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

On May 12, 1989, the Circuit Court of the Sixth Judicial Circuit in and for Pasco County, Florida, in the lawsuit, James H. Porter and Martha Porter, Trustees, et al v. Saddlebrook Resorts, Inc. and the County of Pasco, Florida, Case No. 83-1860, entered a judgment against Registrant in the amount of $8,082,000 relating to damages to adjacent property for surface water effects. In addition, an injunction was entered to remediate damages relating thereto. In December 1990, the trial court vacated the jury verdict and ordered a new trial on the basis of false testimony of the Porter's expert in the 1989 trial.

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

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits:
             Exhibit 27 - Financial Data Schedule (for SEC use only)
    (b) The Registrant was not required to file a Form 8-K during the nine months ended September 30, 1995.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          SADDLEBROOK RESORTS, INC.
                                          -------------------------
                                                (Registrant)



Date:   November 10, 1995                   /s/ Donald L. Allen
      -------------------               --------------------------------
                                                Donald L. Allen
                                          Vice President and Treasurer
                                            (Principal Financial and
                                               Accounting Officer)