Form 10-K
period 1995-12-31
SADDLEBROOK RESORTS INC
filed 1996-03-29
CIK 313151

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

(Mark one)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended December 31, 1995
                                           -----------------

                                      OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from            to
                                              -----------   --------------


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

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  None*
                                                             -----

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  None*
                                                             -----

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

State the aggregate value of the voting stock held by nonaffiliates of the registrant: None*
             -----

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

                                Not Applicable*
                                ---------------

                      DOCUMENTS INCORPORATED BY REFERENCE
                      -----------------------------------
Portions of the registrant's Form S-1 Registration Statement (No. 2-65481) as declared effective December 28, 1979 are incorporated by reference into Part IV.

* Registrant has no common stock subject to this annual report.

Exhibit Index on Page 32

                                     PART I

Item 1.  Business

Saddlebrook Resorts, Inc., (the "Registrant") was incorporated in the State of Florida on June 20, 1979 as a wholly-owned subsidiary of Pittway Real Estate, Inc. ("PREI"). PREI was a wholly-owned subsidiary of Penton Publishing, Inc. which, in turn, was a wholly-owned subsidiary of Pittway Corporation of Northbrook, Illinois. The Registrant was formed to acquire an existing golf course and tennis club and develop it into a condominium resort and residential homes project.

Thomas L. Dempsey ("Dempsey") effectively purchased one hundred percent (100%) of the authorized and issued stock of the Registrant from PREI on November 14, 1988 for approximately $24,116,000. Dempsey is the former Chairman of the Board of Penton Publishing, Inc. and a former Director and Vice President of Pittway Corporation. Dempsey subsequently gifted 13,000 shares of the Registrant's non-voting stock to family trusts (see Item 12. Security Ownership of Certain Beneficial Owners and Management of this Form 10-K, which is incorporated herein by reference).

Prior to November 14, 1988, the Registrant operated and reported the results of its operations in two industry segments: (1) the real estate segment was engaged in the development, construction and sales of resort and residential condominium units, homes and residential lots and (2) the resort segment was engaged in the ownership and operation of the resort including its facilities for hotel, convention, food and beverage, golf, tennis and other recreational activities.

In connection with and immediately prior to the sale of the stock of the Registrant to Dempsey, the Registrant deeded the property which comprised its real estate segment to PREI as a dividend from a subsidiary to its parent. The property that was conveyed to PREI was not used as part of the resort or by its rental guests or condominium owners.

The operations of the Registrant are not considered to be dependent upon the availability of raw materials, nor the effect of the duration of patents, licenses, franchises or concessions held.

The Registrant's resort operations are seasonal with a higher volume of sales during the winter and spring seasons.

The Registrant's competition includes major golf and tennis resorts nationwide, which provide luxury accommodations and facilities for conventions and recreational activities.

At December 31, 1995, there were approximately 720 persons employed by the Registrant.

Item 2.  Properties

Saddlebrook Resort is located in south Pasco County, near Tampa, Florida. The property originally consisted of approximately 330 acres which the Registrant purchased in July 1979. In addition, approximately 170 and 11 adjoining acres were purchased and added to the Saddlebrook project in 1984 and 1985, respectively.

A portion of the Registrant's property that was being developed as residential single family and cluster homes and improved residential lots known as Fairway Village, was deeded to PREI in November 1988 (see Item 1. Business of this Form 10-K, which is incorporated herein by reference).

Property improvements for the resort consist of 720 condominiums which were sold or are for sale to outside parties of which there were 544 condominiums participating in a rental pooling program at December 31, 1995 (see Exhibit 28
- Interest Being Registered of this Form 10-K, which is incorporated herein by reference). As of December 31, 1995, there were 24 condominiums owned by the Registrant.

In addition, the resort facilities include two 18-hole golf courses, 45 tennis courts, three swimming pools, three restaurants, a 117,000 square foot convention facility with approximately 60,000 square feet of meeting space, a health spa, shops and other facilities necessary for the operation of a luxury resort.

Item 3.  Legal Proceedings

On May 12, 1989, the Circuit Court of the Sixth Judicial Circuit in and for Pasco County, Florida, in the lawsuit, James H. Porter and Martha Porter, Trustees, et al v. Saddlebrook Resorts, Inc. and the County of Pasco, Florida, Case No. 83-1860, entered a judgment against the Registrant in the amount of $8,082,000 relating to damages to adjacent property for surface water effects. In addition, an injunction was entered to remediate damages relating thereto.

On October 14, 1989, the Registrant and Pittway Corporation entered into an agreement and on July 16, 1993 an amended agreement, to split equally the costs of the defense of the litigation, the ultimate judgment and the mandated remedial work. The agreements provide for Pittway Corporation to make subordinated loans to the Registrant, if required, to enable the Registrant to pay for its half of these costs (see Item 1. Business of this Form 10-K, which is incorporated herein by reference).

On March 18, 1992, the Florida Second District Court of Appeal issued an opinion reversing and vacating the jury verdict and judgment against the Registrant and ordering a new trial. On December 22, 1993, the Registrant filed a motion for summary judgment in the trial court on grounds that the findings in its favor by an administrative law judge in a related proceeding bar further litigation of this matter. An order granting the summary judgment and dismissing the action was entered on January 7, 1995. The Plaintiff filed an appeal of said order in the Florida Second District Court of Appeal. Oral argument on said appeal was heard on February 21, 1996. It is currently not known when the appellate court will render a decision. Management currently believes that the Registrant's position in further litigation would be meritorious.

The Registrant is involved in other litigation in the ordinary course of business. In the opinion of management, these matters are adequately covered by insurance or indemnification from other third parties. The effect, if any, of these claims is, in management's opinion, immaterial to the Registrant's financial condition and results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters

The Registrant's stock is privately held and there is no established market for the stock (see Item 12. Security Ownership of Certain Beneficial Owners and Management of this Form 10-K, which is incorporated herein by reference).

Condominium units that were developed and sold by the Registrant are deemed to be securities due to the rental pool feature (see Exhibit 28 - Interest Being Registered of this Form 10-K, which is incorporated herein by reference). However, there is no market for such securities other than the normal real estate market. Since the security is real estate, no dividends have been paid or will be paid.

Item 6.  Selected Financial Data

                                                          Year ended December 31,
                              ------------------------------------------------------------------------------
                                  1995            1994              1993             1992            1991
                                  ----            ----              ----             ----            ----
Operating revenues            $35,625,000     $33,550,000      $30,391,000       $28,208,000     $30,037,000

Net income before taxes         1,797,000       2,079,000          703,000           616,000         594,000

Total assets                   29,157,000      27,557,000       25,057,000        26,688,000      27,726,000

Notes payable                  18,764,000      17,444,000       17,098,000        20,600,000      21,700,000



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

                        Liquidity and Capital Resources

Construction of the resort facilities was substantially complete as of December 31, 1982. During the fiscal period ended December 31, 1995, the Registrant completed several capital projects for an aggregate cost of approximately $2,277,000. However, no individual project had a cost in excess of $1,000,000. During the fiscal period ended December 31, 1994, the Registrant renovated and expanded its hotel lobby, lobby terrace and Polo Lounge at a cost of approximately $1,226,000. There were no other major capital additions or improvements during the fiscal years ended December 31, 1995, 1994 and 1993.

Significant capital expenditures are not anticipated in the next year. Future operating costs and planned expenditures for minor capital additions and improvements will be funded by the resort operations of the Registrant or by additional financing within the terms of the Registrant's debt agreement (See
Note 8 - Notes Payable of the Notes to the Financial Statements in Item 8 of this Form 10-K, which is incorporated herein by reference).

Management is not aware of any environmental matters other than the issue in
Item 3. Legal Proceedings of this Form 10-K, which is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Registrant's operations are not considered to be dependent on any individual or small group of customers, the loss of whom would have a material adverse effect.

There are no adverse purchase or other commitments outstanding as of December 31, 1995.


                             Results of Operations

Revenues for the fiscal years ended December 31, 1995, 1994 and 1993 were comprised of the following areas of operation:


                                         Year ended December 31,
                                       ---------------------------
                                       1995       1994        1993
                                       ----       ----        ----
          Hotel revenues                 50%        50%         50%

          Merchandise sales              36         36          36

          Club fees                      13         14          14

          Other income                    1          0           0
                                       ----       ----        ----
                                        100%       100%        100%
                                       ====       ====        ====



Total revenues increased 6% for the fiscal year ended December 31, 1995 when compared with the previous year. This improvement was a result of an increase in the average daily rate which was offset slightly by decreases in occupied unit nights and number of guests who stayed at the resort during 1995 when compared to the prior fiscal period. Total revenues increased 10% for the fiscal year ended December 31, 1994, when compared with the previous year. This improvement was a result of increases in occupied unit nights and number of guests who stayed at the resort during 1994 when compared to the prior fiscal period. These increases are attributed to the recent remodeling and upgrading of the resort property that is discussed above. Projections for occupied unit nights in 1996 and subsequent fiscal periods are expected to remain at the resort's current volume of business.

Net income decreased 14% for the fiscal year ended December 31, 1995 when compared with the previous year. This was a result of increased depreciation and interest expense related to the recent capital improvements along with increased general costs of operation. Net income increased 196% for the fiscal year ended December 31, 1994 when compared with the previous year. This improvement is a result of the increased revenues and a reduction in interest expense due to a lower interest rate and reduction in principal from a July 1993 refinancing of the Registrant's prior debt. 1994 net income also benefited from the expiration of capital asset depreciation and intangible asset amortization which were related to the Registrant's acquisition in November 1988 (see Item 1. Business of this Form 10-K, which is incorporated herein by reference).

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Registrant elected S Corporation status effective February 1, 1990. Accordingly, the Registrant has subsequently had no income tax expense as the tax is assessed at the shareholder level (See Note 9 - Income Taxes of the Notes to the Financial Statements in Item 8 of this Form 10-K, which is incorporated herein by reference).

In management's estimation, the effects of inflation and changing prices on the Registrant's results of operations were negligible in 1995, 1994 and 1993.

                       Saddlebrook Rental Pool Operation

The Saddlebrook Rental Pool Operation (the "Rental Pool") is described in Note 2 - Significant Accounting Policies of the Notes to the Financial Statements of Saddlebrook Resorts, Inc. and in Note 1 - Rental Pool Operations and Rental Pool Agreement of the Notes to Financial Statements of Saddlebrook Rental Pool Operation in Item 8 of this Form 10-K, which are incorporated herein by reference.

The average occupancy for fiscal 1995, 1994 and 1993 was 49%, 50% and 47%, respectively. The average distribution of Net Rental Income per participating condominium unit for fiscal 1995, 1994 and 1993 was $9,733 $9,248 and $8,333, respectively.

Item 8.  Financial Statements and Supplementary Data

The financial statements, including the Reports of Independent Certified Public Accountants for Saddlebrook Resorts, Inc. are included on pages 11 to 23, and for Saddlebrook Rental Pool Operation on pages 24 to 29. An index to the financial statements is on page 10.

The following financial statement schedule should be read in conjunction with the aforementioned financial statements. Financial statement schedules not included in this Form 10-K have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

   Schedule II     Valuation and Qualifying Accounts and Reserves   Page 31

Item 9.  Changes in and Disagreements on Accounting and Financial Disclosure

Not applicable

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

The Directors and Executive Officers of the Registrant are as follows:

               Name                        Position                          Background
               ----                        --------                          ----------
          Thomas L. Dempsey           Chairman of the Board        Chairman of the Board, Penton
          Age: 69                     President, and Chief         Publishing, Inc., Cleveland, OH,
          5327 Cobblestone Ct.        Executive Officer            Vice President and Director,
          Wesley Chapel, FL                                        Pittway Corp., Northbrook, IL

          Eleanor Dempsey             Director                     Wife of Thomas Dempsey,
          5327 Cobblestone Ct.                                     Merchandizing Manager,
          Wesley Chapel, FL                                        Saddlebrook Resorts, Inc.

          Richard Boehning            Director, Executive Vice     General Manager, Doral Hotel
          Age: 61                     President and General        and Country Club, Miami, FL
          5017 Pinelake Road          Manager
          Wesley Chapel, FL

          Gregory R. Riehle           Director, Vice President     Son-in-law of Thomas Dempsey,
          Age: 39                     and Secretary                Attorney, Shumaker, Loop &
          30155 Fairway Drive                                      Kendrick, Tampa, FL
          Wesley Chapel, FL

          Maureen Dempsey             Director, Vice President     Daughter of Thomas Dempsey,
          Age: 37                     and Assistant Secretary      President, Saddlebrook
          4947 Mill Pond Road                                      International Tennis, Inc.
          Wesley Chapel, FL

          Diane L. Riehle             Director, Vice President     Daughter of Thomas Dempsey,
          Age: 35                     and Assistant Secretary      Regional Sales Manager,
          30155 Fairway Drive                                      Saddlebrook Resorts, Inc.
          Wesley Chapel, FL

          Donald L. Allen             Vice President and           Controller, Kiawah Island,
          Age: 56                     Treasurer                    Charleston, SC
          1314 Foxwood Drive
          Lutz, FL

          Robert A. Shaw              Assistant Treasurer and      Controller, Gulf Shores Plantation,
          Age: 39                     Controller                   Gulf Shores, AL, CPA, Price
          5404 Saddlebrook Way                                     Waterhouse, Indianapolis, IN
          Wesley Chapel, FL


Item 11. Executive Compensation

The directors and executive officers of the Registrant as of December 31, 1995 are listed in Item 10 of this Form 10-K, which is incorporated herein by reference. The aggregate remuneration from the Registrant for all directors and executive officers for the fiscal year ended December 31, 1995 was $804,455. Of this amount, Thomas Dempsey received $110,134 and Richard Boehning received $229,242. No other director or executive officer received compensation in excess of $100,000.

Directors and executive staff are allowed to use the Registrant's resort facilities and are provided various discounts on related purchases in accordance with hospitality industry standards. The Registrant has no other compensation plans for directors and executive officers.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

      Title of        Name of beneficial     Amount and nature of      Percent
       class                owner            beneficial ownership      of class
     --------        ---------------------- ---------------------      --------
      Common         Thomas L. Dempsey              100.0%                87.0%
      Common         Maureen Dempsey Trust            6.5%                 6.5%
      Common         Diane Lynn Riehle Trust          6.5%                 6.5%


In December 1994, the Registrant's Articles of Incorporation were amended to increase the number of shares of authorized common stock from 25,000 to 100,000 shares. Each of the 500 shares of stock that was previously outstanding was then exchanged for 100 shares of voting stock and 100 shares of nonvoting stock. The par value of each share remains unchanged at $1. On October 1, 1995, 6,500 shares of nonvoting stock was gifted by Dempsey to each of two family trusts.

Item 13.  Certain Relationships and Related Transactions

As of December 31, 1995, present and past executive officers and/or directors of the Registrant have personally accounted for real estate sales totalling $2,748,000 since inception of the project. Other relationships and related transactions are described in Note 6 - Related Party Transactions of the Notes to the Financial Statements in Item 8 of this Form 10-K, which is incorporated herein by reference.


                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)   Financial statements and schedules required to be filed are listed in
      Item 8 of this Form 10-K, which is incorporated herein by reference.

      Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits attached to this Form 10-K, which is incorporated herein by reference.

(b) The Registrant was not required to file a Form 8-K during the year ended December 31, 1995.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              SADDLEBROOK RESORTS, INC.
                                                    (Registrant)



Date:   March 25, 1996
       ---------------                           /s/ Donald L. Allen
                                              -------------------------------
                                                     Donald L. Allen
                                              Vice President and Treasurer
                                               (Principal Financial and
                                                  Accounting Officer)



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 25, 1996.





          /s/ Thomas L. Dempsey                    /s/ Richard Boehning
      ----------------------------             -----------------------------
              Thomas L. Dempsey                        Richard Boehning
           President and Chairman                    Director and Executive
                of the Board                            Vice President
          (Principal Executive Officer)





          /s/ Gregory R. Riehle                    /s/ Robert A. Shaw
      ----------------------------             -----------------------------
              Gregory R. Riehle                        Robert A. Shaw
                   Director                          Assistant Treasurer
                                                        and Controller

Saddlebrook Resorts, Inc.

INDEX TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Financial Statements                                                                                     PAGE
--------------------
    SADDLEBROOK RESORTS, INC.

         Report of Independent Certified Public Accountants                                               11
         Balance Sheets at December 31, 1995 and 1994                                                     12
         Statements of Income for each of the three years in
          the period ended December 31, 1995                                                              13
         Statement of Changes in Shareholders' Equity for each of
          the three years in the period ended December 31, 1995                                           14
         Statements of Cash Flows for each of the three years in the
          period ended December 31, 1995                                                                  15
         Notes to Financial Statements                                                                   16-23

    SADDLEBROOK RENTAL POOL OPERATION

         Report of Independent Certified Public Accountants                                               24
         Balance Sheets at December 31, 1995 and 1994                                                     25
         Statements of Operations for each of the three years
          in the period ended December 31, 1995                                                           26
         Statements of Changes in Participants' Fund Balance
          for each of the three years in the period ended
          December 31, 1995                                                                               27
         Notes to Financial Statements                                                                   28-29

Financial Statement Schedules
-----------------------------

    Report of Independent Certified Public Accountants on
     Financial Statement Schedules                                                                        30
    Schedule II - Valuation and Qualifying Accounts and Reserves                                          31

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


March 13, 1996

To the Board of Directors and Shareholders of Saddlebrook Resorts, Inc.


In our opinion, the accompanying balance sheets and the related statements of income and changes in shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Saddlebrook Resorts, Inc. (the "Company") at December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



/s/ Price Waterhouse LLP

PRICE WATERHOUSE LLP
Tampa, Florida

Saddlebrook Resorts, Inc.

BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                                    DECEMBER 31,
                                                                             1995                 1994
        ASSETS
Current assets:
   Cash and cash equivalents                                         $          40,702     $         595,502
   Escrowed cash                                                               106,096               120,010
   Short-term escrowed investments                                             399,635               382,648
   Trade accounts receivable, net of allowances for
    doubtful accounts of $122,976 and $99,691                                3,349,779             2,314,631
   Due from related parties                                                    114,004               117,827
   Resort inventory and supplies                                             1,472,689             1,327,484
   Prepaid expenses and other assets                                           526,424               445,800
                                                                      ----------------     -----------------
        Total current assets                                                 6,009,329             5,303,902

Long-term escrowed investments                                                 299,500               399,407
Property, buildings and equipment, net                                      22,580,998            21,549,219
Intangible assets and deferred charges, net of
 accumulated amortization of $1,254,047 and $1,161,516                         266,702               304,075
                                                                     -----------------     -----------------
                                                                     $      29,156,529     $      27,556,603
                                                                     =================     =================
        LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Current portion of notes payable                                  $       1,486,722     $       1,231,547
   Accounts payable                                                          1,325,265               997,904
   Accrued rental distribution                                               1,037,865             1,265,856
   Accrued payroll and related expenses                                        743,077               678,330
   Accrued interest                                                            141,491               120,686
   Accrued taxes                                                                43,178                36,519
   Guest deposits                                                              798,444               724,761
   Escrowed deposits                                                           805,231               902,065
   Accrued expenses and other liabilities                                      676,566             1,256,145
   Due to related parties                                                    1,923,461             1,324,099
                                                                     -----------------     -----------------
        Total current liabilities                                            8,981,300             8,537,912

Notes payable due after one year                                            17,276,920            16,212,522
                                                                     -----------------     -----------------
        Total liabilities                                                   26,258,220            24,750,434
                                                                     -----------------     -----------------
Commitments and contingencies (Note 10)

Shareholders' equity:
   Common stock, $1.00 par value, 100,000 shares
    authorized and outstanding                                                 100,000               100,000
   Additional paid-in capital                                                1,013,127             1,013,127
   Accumulated earnings                                                      1,785,182             1,693,042
                                                                     -----------------     -----------------
        Total shareholders' equity                                           2,898,309             2,806,169
                                                                     -----------------     -----------------
                                                                     $      29,156,529     $      27,556,603
                                                                     =================     =================


              The accompanying Notes to Financial Statements are
                an integral part of these financial statements

Saddlebrook Resorts, Inc.

STATEMENTS OF INCOME
------------------------------------------------------------------------------

                                                                             YEAR ENDED
                                                                            DECEMBER 31,
                                                              1995              1994               1993
Resort revenues                                          $   35,625,389    $   33,549,984     $   30,391,280
Costs and expenses:                                      --------------    --------------     --------------
   Operating costs of resort                                 24,342,402        22,811,961         20,969,905
   Sales and marketing                                        3,089,655         2,898,398          2,447,709
   General and administrative                                 3,593,224         3,430,035          3,142,125
   Depreciation and amortization                              1,326,441         1,109,849          1,534,170
   Interest                                                   1,476,569         1,221,190          1,594,139
                                                         --------------    --------------     --------------
     Total costs and expenses                                33,828,291        31,471,433         29,688,048
                                                         --------------    --------------     --------------
Net income                                               $    1,797,098    $    2,078,551     $      703,232
                                                         ==============    ==============     ==============






               The accompanying Notes to Financial Statements are
                an integral part of these financial statements.

Saddlebrook Resorts, Inc.

STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
------------------------------------------------------------------------------



                                                                             ACCUMULATED          TOTAL
                                           COMMON          ADDITIONAL         EARNINGS        SHAREHOLDERS'
                                           STOCK        PAID-IN CAPITAL       (DEFICIT)           EQUITY
Balance at December 31, 1992           $          500    $    1,112,627    $      443,660     $    1,556,787

Net income for the year                                                           703,232            703,232
Distribution to shareholder                                                      (363,703)          (363,703)
                                       --------------    --------------    --------------     --------------
Balance at December 31, 1993                      500         1,112,627           783,189          1,896,316

Net income for the year                                                         2,078,551          2,078,551
Distribution to shareholder                                                    (1,168,698)        (1,168,698)
Common stock
 recapitalization (Note 1)                     99,500           (99,500)
                                       --------------    --------------    --------------     --------------
Balance at December 31, 1994                  100,000         1,013,127         1,693,042          2,806,169

Net income for the year                                                         1,797,098          1,797,098
Distribution to shareholder                                                    (1,704,958)        (1,704,958)
                                       --------------    --------------    --------------     --------------
Balance at December 31, 1995           $      100,000    $    1,013,127    $    1,785,182     $    2,898,309
                                       ==============    ==============    ==============     ==============




               The accompanying Notes to Financial Statements are
                an integral part of these financial statements.

Saddlebrook Resorts, Inc.

STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------

                                                                              YEAR ENDED
                                                                             DECEMBER 31,
                                                                 1995             1994                1993
Net income                                               $    1,797,098    $    2,078,551     $      703,232
Adjustments to reconcile net income to net
 cash provided by operating activities:
   Depreciation and amortization                              1,326,441         1,109,849          1,534,170
   Loss (gain) on disposal of property, buildings and
    equipment                                                     7,596              (600)              -
   Provision for doubtful accounts                               33,000            21,700             16,200
   Change in assets and liabilities:
     (Increase) decrease in:
        Escrowed cash                                            13,914           150,057            (42,947)
        Escrowed investments                                     82,920          (192,094)           (99,426)
        Trade accounts receivable                            (1,068,148)         (246,195)          (285,682)
        Due from related parties                                  3,823            73,375            (50,150)
        Resort inventory and supplies                          (145,205)           (7,046)            36,946
        Prepaid expenses and other assets                       (80,624)          (79,332)           (32,797)
     Increase (decrease) in:
        Accounts payable                                        327,361           562,567           (176,480)
        Accrued rental distribution                            (227,991)          161,429            165,982
        Guest deposits                                           73,683            88,938           (187,381)
        Escrowed deposits                                       (96,834)           42,037            142,373
        Accrued expenses and other liabilities                 (487,368)           82,875            607,107
        Due to related parties                                  599,362           305,659            980,022
                                                         --------------    --------------     --------------
          Net cash provided by operating
            activities                                        2,159,028         4,151,770          3,311,169
Cash flows from investing activities:                    --------------    --------------     --------------
   Proceeds from sale of equipment                                4,042             8,327              2,514
   Capital expenditures                                      (2,277,326)       (3,011,737)        (1,350,395)
                                                         --------------    --------------     --------------
          Net cash used in investing activities              (2,273,284)       (3,003,410)        (1,347,881)
                                                         --------------    --------------     --------------
Cash flows from financing activities:
   Proceeds from notes payable                                2,926,284         1,415,676         17,507,010
   Payments on notes payable                                 (1,606,711)       (1,069,165)       (21,009,452)
   Distribution to shareholder                               (1,704,959)       (1,168,698)          (363,703)
   Finance costs                                                (55,158)          (33,543)          (390,471)
                                                         --------------    --------------     --------------
         Net cash used in financing activities                 (440,544)         (855,730)        (4,256,616)
                                                         --------------    --------------     --------------
Net (decrease) increase in cash and cash equivalents           (554,800)          292,630         (2,293,328)
Cash and cash equivalents, beginning of year                    595,502           302,872          2,596,200
                                                         --------------    --------------     --------------
Cash and cash equivalents, end of year                   $       40,702    $      595,502     $      302,872
                                                         ==============    ==============     ==============
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest                                   $    1,455,764    $    1,196,447     $    1,631,722
                                                         ==============    ==============     ==============





               The accompanying Notes to Financial Statements are
                an integral part of these financial statements.

Saddlebrook Resorts, Inc.

NOTES TO FINANCIAL STATEMENTS
------------------------------------------------------------------------------

1.   THE COMPANY:

     Saddlebrook Resorts, Inc. (the "Company") was incorporated in the State of Florida in June 1979 at which time it purchased a golf course and tennis complex, as well as certain undeveloped land, located in Pasco County, Florida which was developed as a resort-condominium and residential homes project. In 1980, the Company commenced development of the resort-condominium project. The majority of the condominium units sold are provided as hotel accommodations by their owners under a Rental Pool and Agency Appointment Agreement. The Company was purchased by its current majority shareholder in 1988.

     In December 1994, the Company's sole shareholder approved an amendment to the Company's Articles of Incorporation increasing the amount of authorized shares of Common Stock to 50,000 voting and 50,000 nonvoting shares from 25,000 shares. Each share of voting stock outstanding was exchanged for 100 shares of voting and 100 shares of nonvoting stock. Par value of the stock remained unchanged at $1 per share.

     Effective October 1, 1995, the Company's sole shareholder gifted 6,500 non-voting shares to each of two family trusts. The ownership percentages are 87%, 6.5% and 6.5% for the controlling shareholder and the two trusts, respectively.

2.   SIGNIFICANT ACCOUNTING POLICIES:

     A summary of the Company's significant accounting policies follows:

     Use of estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Cash equivalents

     All highly liquid debt instruments purchased with an original maturity of 3 months or less are considered to be cash equivalents.

     Resort inventories and supplies

     Inventories include operating materials and supplies and are accounted for at the lower of first-in, first-out cost or market.

     Investments

     Investments of the Company, which are held to maturity, are recorded at amortized cost, which approximates fair market value.

Saddlebrook Resorts, Inc.

NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

     Property, buildings and equipment

     Property, buildings and equipment are stated at cost. Depreciation is provided over the estimated useful lives of the assets on a straight-line basis. Expenditures for renewals and improvements that significantly add to or extend the useful life of an asset are capitalized.

     Expenditures for repairs and maintenance are charged to expense as incurred. With the retirement or other disposition of property, buildings and equipment, the cost of the assets and related accumulated depreciation amounts are removed from the accounts and any resulting gains or losses are reflected in operations.

     Intangible assets and deferred charges

     A non-compete agreement was negotiated in connection with the purchase of the Company on November 14, 1988. The asset amounting to $1,000,000, was amortized over the life of the agreement, 5 years, on a straight-line basis.

     In connection with the Company's refinancing of its debt during 1993 and further consolidation of debt in 1994 and 1995, costs in the amount of $479,172 have been incurred and capitalized. These debt issuance costs are being amortized using a method that approximates the interest method over 5 years, the life of the related debt outstanding.

     Amortization expense for all intangible assets and deferred charges for the years ended December 31, 1995, 1994 and 1993 was $92,531, $80,891 and
     $221,305, respectively.

     Rental pool operations

     Resort revenues include rental revenues for condominium units owned by third parties participating in the rental pool. If these rental units were owned by the Company, normal costs associated with ownership such as depreciation, real estate taxes, maintenance, and other costs would have been incurred. Instead, resort operating expenses for the years ended December 31, 1995, 1994 and 1993 include rental pool distributions approximating $5,285,000, $4,985,000 and $4,475,000, respectively.

     Reclassifications

     Certain reclassifications have been made to the prior year financial statements to conform with 1995 presentation.

Saddlebrook Resorts, Inc.

NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

3.   FAIR VALUE OF FINANCIAL INSTRUMENTS:

     The estimated fair value of financial instruments has been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The fair value estimates presented herein are based on pertinent information available to management as of December 31, 1995. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.
     The fair values of the Company's financial instruments are estimated based on current market rates and instruments with the same risk and maturities. The fair values of cash and cash equivalents, escrowed cash, accounts receivable, receivables from related parties, escrowed investments, accounts payable, notes payable and payables to related parties approximate the carrying values of these financial instruments.

4.   ESCROWED CASH:

     Escrowed cash, restricted as to use at December 31 is comprised of the following:


                                                                            1995                 1994
     Rental pool unit owner deposits for maintenance
      reserve fund held in bank accounts which bear an
      interest rate of 2.18% (5.25% in 1994)                         $          76,314     $         101,335

     Security deposits held on long term rentals                                29,782                18,675
                                                                     -----------------     -----------------
                                                                     $         106,096     $         120,010
                                                                     =================     =================


5.   ESCROWED INVESTMENTS:

     Escrowed investments at December 31 are comprised of the following:


                                                                            1995                 1994
     Certificates of deposit                                         $         100,000     $         100,000
     U.S. Treasury Securities                                                  599,135               682,055
                                                                     -----------------     -----------------
                                                                               699,135               782,055
     Less current portion                                                     (399,635)             (382,648)
                                                                     -----------------     -----------------
                                                                     $         299,500     $         399,407
                                                                     =================     =================

Saddlebrook Resorts, Inc.

NOTES TO FINANCIAL STATEMENTS
-----------------------------------------------------------------------------

     Escrowed investments relate to rental pool unit owner deposits for the maintenance reserve fund which bear interest at rates ranging from 4.38% to 7.13%. Long term portions of these investments mature in 1997 through 2000.

6.   RELATED PARTY TRANSACTIONS:

     Saddlebrook Investments, Inc. ("SII"), solely owned by the Company's majority shareholder, is a broker/dealer for the sales of Saddlebrook condominium units. The Company provided certain accounting, management and other services to SII which amounted to $13,920 for each of the three years ended December 31, 1995. At December 31, 1995 and 1994, a net payable of $92,405 and $5,447, respectively, was due SII for brokerage services provided to the Company.

     The Company performs certain accounting and property management activities on behalf of Saddlebrook Resort Condominium Association ("Association") and is reimbursed for expenses paid on behalf of the Association. These amounted to $935,686 in 1995, $943,648 in 1994 and $937,526 in 1993. The
     Association also charges the Company certain fees for condominium assessments. At December 31, 1995, a net receivable of $15,060 was due from the Association for accounting, management and other services rendered. At December 31, 1994, a net payable of $2,529 was due the Association for assessments owed by the Company.

     Saddlebrook International Tennis, Inc. ("SIT") is solely owned by the Company's majority shareholder. SIT is a tennis academy operating at the resort. The Company is reimbursed for expenses paid on behalf of SIT. In addition, certain operating expenses are allocated to SIT. These amounted to $1,556,579 in 1995, $1,381,876 in 1994 and $1,011,401 in 1993. As of
     December 31, 1995 and 1994, a payable amounting to $1,481,059 and $966,123, respectively, was due SIT relating to amounts borrowed by SIT held by the Company ($729,000 and $779,000, respectively) and for other transactions (Note 10). These amounts are included in the due to related parties caption in the accompanying balance sheets.

     Dividends declared to the Company's shareholder during 1994 in the amount of $350,000 were unpaid as of December 31, 1995. This distribution payable is reflected as a distribution in the Statements of Changes in Shareholders' Equity and as a payable due to related parties in the Balance Sheets.

     Due from related parties consist of miscellaneous receivables owed the Company of $98,944 and $117,827 at December 31, 1995 and 1994,
     respectively.

Saddlebrook Resorts, Inc.

NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

7.   PROPERTY, BUILDINGS AND EQUIPMENT:


     Property, buildings and equipment at December 31 consist of the following:

                                                                                               Estimated
                                                                                                 Useful
                                                         1995                 1994               Lives
          Land and land improvements               $     4,478,982      $      4,478,982
          Buildings and recreational
           facilities                                   18,862,973            17,129,142          10-40
          Machinery and equipment                        7,587,232             5,614,055           2-15
          Construction in progress                         300,308             1,766,654
                                                   ---------------      ----------------
                                                        31,229,495            28,988,833
          Less accumulated depreciation                 (8,648,497)           (7,439,614)
                                                   ---------------      ----------------
                                                   $    22,580,998      $     21,549,219
                                                   ===============      ================

     Substantially all property, buildings and equipment are mortgaged, pledged or otherwise subject to lien under loan agreements of the Company and certain related parties (Notes 8 and 10).

     Depreciation expense amounted to $1,233,911, $1,028,958 and $1,312,865 for the years ended December 31, 1995, 1994 and 1993, respectively.

     The Company leases certain equipment under operating leases. Some of the leases contain annual renewal options after the initial lease term. Lease expense amounted to $297,545, $371,441 and $379,130 for the years ended December 31, 1995, 1994 and 1993, respectively. Future minimum lease payments for noncancelable operating leases with initial lease terms in excess of one year approximate:

          1996                                                $   185,455
          1997                                                     77,720
          1998                                                      -
          1999                                                      -
          2000                                                      -
                                                              -----------
                                                              $   263,175
                                                              ===========

Saddlebrook Resorts, Inc.

NOTES TO FINANCIAL STATEMENTS
-----------------------------------------------------------------------------

8.   NOTES PAYABLE:

     Notes payable at December 31 consist of the following:

                                                                                1995               1994
     Note payable to bank secured by all real and personal
     property and subsequently acquired real and personal
     property, guaranteed by Saddlebrook International Tennis,
     Inc. and majority shareholder, at 8.75% (8.125% in 1994),
     principal due in annual installments of $950,000 from
     1996 through 1997, balance due in 1998                                $   18,226,920     $   15,651,000

     Advance guidance facility payable to bank, secured by all
     real and personal property and subsequently acquired real
     and personal property, guaranteed by Saddlebrook International
     Tennis, Inc. and majority shareholder, at 6.825%, balance
     consolidated during 1995 into note payable above                               -                323,800

     Advance guidance facility payable to bank, secured by
     all real and personal property and subsequently acquired
     real and personal property, guaranteed by Saddlebrook
     International Tennis, Inc. and majority shareholder,
     at prime + 1% (9.5% at December 31, 1994), balance
     consolidated during 1995 into note payable above                               -              1,383,008

     Line of credit payable to bank, secured by all real and
     personal property and subsequently acquired real and
     personal property, guaranteed by Saddlebrook International
     Tennis, Inc. and majority shareholder, at prime + 1%
     (9.5% at December 31, 1995), principal due in 1996                           500,000             -

     Notes payable under various capital leases                                    36,722             86,261
                                                                           --------------     --------------
                                                                               18,763,642         17,444,069
     Less current portion                                                      (1,486,722)        (1,231,547)
                                                                           --------------     --------------
                                                                           $   17,276,920     $   16,212,522
                                                                           ==============     ==============

     The $18,226,920 note payable agreement requires, among other things, that the Company and its affiliates, on a consolidated basis maintain tangible net worth, as defined, of $1,500,000 as of December 31, 1995 as well as a debt service coverage ratio of 125% during the entire term of the loans. The agreement also contains restrictive covenants regarding lease agreements, assignment of contracts, capital expenditures, and other indebtedness.

     The Company has an available advance guidance facility ("AGF") that allows for up to $3.5 million to be drawn annually through 1996 for the purchase of equipment, the expansion and/or renovation of exiting facilities, and the addition of new buildings. The

Saddlebrook Resorts, Inc.

NOTES TO FINANCIAL STATEMENTS
------------------------------------------------------------------------------

     1996 AGF agreement expires December 31, 1996. As of December 31, 1995, the available but committed portion of the 1995 AGF was $1.8 million.

     The Company also has an available operating line of credit from a bank in the amount of $1,500,000 with similar terms to its currently outstanding debt. As of December 31, 1995, there was $500,000 drawn on this line of credit.

     Principal maturities of notes payable are due as follows: 1996 - $1,486,722; 1997 - $950,000; 1998 - $16,326,920; 1999 - $0; 2000 and
     thereafter - $0.

     Accrued interest outstanding on the Company's notes payable was $141,491 and $120,686 at December 31, 1995 and 1994, respectively.

9.   INCOME TAXES:

     Effective February 1, 1990, the Company elected S Corp. status for federal and state tax purposes. As of December 31, 1995, the Company has approximately $502,000 and $470,000 in book and tax net operating loss carryforwards, respectively, which expire in 2005 available only to offset future C Corp. taxable income.

10.  COMMITMENTS AND CONTINGENCIES:

     Litigation

     On May 12, 1989, a judgment was entered against the Company in the amount of $8,082,000 relating to damages to adjacent property owners for surface water effects as a result of past development. In addition, an injunction was entered to remediate damages relating thereto.

     On March 18, 1992, the Florida Second District Court of Appeal issued an opinion reversing and vacating the jury verdict and judgment against the Company and ordered a new trial. On December 7, 1994, the trial court heard oral argument on the merits of Company's motion for summary judgment based on collateral estoppel, and ruled in the Company's favor. On December 23, 1994, the plaintiffs filed a motion seeking clarification of the court's December 7, 1994 ruling. Thereafter, on January 5, 1995 the Company filed its response in opposition to that motion. On January 7, 1995 the court entered an order granting summary judgment in favor of the Company and dismissing the action. Oral agreement on said appeal was heard on February 21, 1996. It is currently not known when the appellate court will render a decision on this appeal. Management currently believes that the Company's position in further litigation would be meritorious.

     The Company is involved in other litigation in the ordinary course of business. In the opinion of management, these matters are adequately covered by insurance or indemnification from other third parties and/or the effect, if any, of these claims is not material to the reported financial condition or results of operations of the Company as of December 31, 1995.

Saddlebrook Resorts, Inc.

NOTES TO FINANCIAL STATEMENTS
-----------------------------------------------------------------------------

     Loan guarantees

     The Company is contingently liable for the notes payable to a bank in the amount of $729,000 maturing in 1998 recorded by SIT, a related party, and $470,000 maturing in 1998 received by the majority shareholder of the Company.

     Insurance pool

     The Company has pooled its risks with other resorts by forming an insurance purchasing group in which they retain an equity interest and to which they pay insurance premiums. The Company's ownership is less than 8% and all amounts contributed as capital ($122,950 as of December 31, 1995) are reflected as prepaid expenses and other assets in the accompanying balance sheets. The Company's investment approximates the proportionate net book value of the insurance company as of December 31, 1995. The Company may withdraw from the risk pool at any renewal date (annually).

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


         March 13, 1996

         To the Board of Directors of Saddlebrook
         Resorts, Inc., as Operators under the Saddlebrook
         Rental Pool and Agency Appointment Agreement


                In our opinion, the accompanying balance sheets and the related statements of operations and of changes in participants' fund balance present fairly, in all material respects, the financial position of the Saddlebrook Rental Pool Operation (funds created for participants who have entered into a rental pool agreement as explained in Note 1) at December 31, 1995 and 1994, and the results of its operations and the changes in participants' fund balance for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the rental pool's operators; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

         /s/ Price Waterhouse LLP

         PRICE WATERHOUSE LLP
         Tampa, Florida

   Saddlebrook Rental Pool Operation

   BALANCE SHEETS
------------------------------------------------------------------------------
                                DISTRIBUTION FUND

                                                            DECEMBER 31,
                                                        1995           1994
       ASSETS

   Receivable from Saddlebrook Resorts, Inc.          $1,017,332    $1,267,078
                                                      ==========    ==========
       LIABILITIES AND PARTICIPANTS' FUND BALANCE

   Due to participants for rental pool
     distribution                                     $  832,926    $1,042,311
   Due to maintenance escrow fund                        184,406       224,767
   Participants' fund balance                             -             -
                                                      ----------    ----------
                                                      $1,017,332    $1,267,078
                                                      ==========    ==========

                           MAINTENANCE ESCROW FUND

                                                            DECEMBER 31,
                                                        1995          1994

       ASSETS

   Cash in bank                                       $   76,314    $  101,335
   Investments                                           699,135       782,055
   Receivables:
     Distribution fund                                   184,406       224,767
     Interest                                              8,633         9,106
     Prepaid maintenance                                 146,932        69,317
                                                      ----------    ----------
                                                      $1,115,420    $1,186,580
                                                      ==========    ==========
       LIABILITIES AND PARTICIPANTS' FUND BALANCE

   Accounts Payable                                   $   97,651    $  187,224
   Participants' fund balance                          1,017,769       999,356
                                                      ----------    ----------
                                                      $1,115,420    $1,186,580
                                                      ==========    ==========

               The accompanying Notes to Financial Statements are
                an integral part of these financial statements.

   Saddlebrook Rental Pool Operation

   DISTRIBUTION FUND
   STATEMENTS OF OPERATIONS
   ---------------------------------------------------------------------------

                                                        YEAR ENDED
                                                       DECEMBER 31,
                                              1995         1994         1993
   Rental pool revenue                    $13,126,672  $12,145,192  $10,934,400
                                          -----------  -----------  -----------
   Deductions:
     Marketing fee                            984,500      910,890      820,080
     Management fee                         1,640,834    1,518,149    1,366,801
     Travel agent commissions                 710,063      457,200      440,125
     Credit card expense                      123,672      125,878      104,201
     Provision for doubtful accounts             -            -           8,000
                                          -----------  -----------  -----------
                                            3,459,069    3,012,117    2,739,207
                                          -----------  -----------  -----------

   Net rental income                        9,667,603    9,133,075    8,195,193

     Operator share of net rental income   (4,350,421)  (4,109,884)  (3,687,837)
     Other revenues (expenses):
       Complimentary room revenues            104,623       92,283       87,259
       Minor repairs and replacements        (136,749)    (130,793)    (120,006)
                                          -----------  -----------  -----------
   Amounts available for distribution to
    participants and maintenance
    escrow fund                           $ 5,285,056  $ 4,984,681  $ 4,474,609
                                          ===========  ===========  ===========





               The accompanying Notes to Financial Statements are
                an integral part of these financial statements.

Saddlebrook Rental Pool Operation

STATEMENTS OF CHANGES IN PARTICIPANTS' FUND BALANCE
--------------------------------------------------------------------------------

                              DISTRIBUTION FUND


                                                    YEAR ENDED
                                                   DECEMBER 31,
                                          1995          1994         1993
Balance, beginning of period          $     -       $     -      $    -

Additions:
  Amounts available for distribution    5,285,056     4,984,681    4,474,609


Reductions:
  Amounts withheld for maintenance
    escrow fund                          (934,635)     (874,797)    (786,772)
  Amounts accrued or paid to           (4,350,421)   (4,109,884)  (3,687,837)
    participants
                                      -----------   -----------  -----------

Balance, end of period                $     -       $     -      $     -
                                      ===========   ===========  ===========


                           MAINTENANCE ESCROW FUND


                                                    YEAR ENDED
                                                   DECEMBER 31,
                                           1995          1994       1993

Balance, beginning of period          $   999,356   $ 1,048,576  $   961,868


Additions:
  Amount withheld from distribution
    fund                                  934,635       874,797      786,772
  Unit upgrade payments                    93,302       119,647      216,260
  Interest earned                          48,724        29,856       22,291


Reductions:
  Unit renovations                        (51,577)     (360,523)    (387,830)
  Refunds of excess amounts in escrow
    accounts                             (418,770)     (448,844)    (321,517)
  Maintenance charges                    (499,359)     (160,721)    (158,623)
  Linen replacement charges
    amortization                          (88,542)     (103,432)     (70,645)
                                      -----------   -----------  -----------

Balance, end of period                $ 1,017,769   $   999,356  $ 1,048,576
                                      ===========   ===========  ===========




 The accompanying Notes to Financial Statments are an integral part of these financial statements.

   Saddlebrook Rental Pool Operation

   NOTES TO FINANCIAL STATEMENTS
   -----------------------------------------------------------------------------
   1.  RENTAL POOL OPERATIONS AND RENTAL POOL AGREEMENT:

       Condominium units are provided as rental (hotel) accommodations by their owners under the Rental Pool and Agency Appointment Agreement (the "Agreement") with Saddlebrook Resorts, Inc. (collectively, the "Rental Pool"). Saddlebrook Resorts, Inc. ("Saddlebrook") acts as operator of the Rental Pool, which provides for the distribution of a percentage of net rental income, as defined, to the owners.

       The Saddlebrook Rental Pool Operation consists of two funds, the Rental Pool Income Distribution Fund ("Distribution Fund") and the Maintenance and Furniture Replacement Escrow Fund ("Maintenance Escrow Fund"). The operations of the Distribution Fund reflect the earnings of the Rental Pool. The Distribution Fund balance sheets reflect amounts due from Saddlebrook for the rental pool distribution payable to participants and amounts due to the Maintenance Escrow Fund. The amounts due from Saddlebrook are required to be distributed no later than forty-five days following the end of each calendar quarter. The Maintenance Escrow Fund reflects the accounting for certain escrowed assets to be used to maintain unit interiors and replace furniture as it becomes necessary.

       Rental pool participants and Saddlebrook share rental revenues according to the provisions of the Agreement. Net Rental Income shared consists of rentals received less a marketing surcharge of 7 1/2%, a 12 1/2% management fee, travel agent commissions, credit card expense, and a reserve for bad debts. Saddlebrook receives 45% of Net Rental Income as operator of the Rental Pool. The remaining 55% of Net Rental Income after adjustments for complimentary room revenues (ten percent of the normal unit rental price paid by Saddlebrook for promotional use of the unit) and certain minor repair and replacement charges is available for distribution to the participants and maintenance escrow fund based upon each participants' respective participation factor (computed using the purchase price of a furnished unit and the number of days it was available to the pool). Quarterly, 45% of Net Rental Income is distributed to participants, and 10%, as adjusted for complimentary room revenues and minor interior maintenance and replacement charges, is deposited in an escrow account until a maximum of 20% of the existing value of the individual owner's furniture package has been accumulated. Excess escrow balances are refunded to participants.

   2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

       Basis of Accounting

       The accounting records of the funds are maintained on the accrual basis of accounting.

       Investments

       Investments consist of certificates of deposits and U.S. Treasury Securities which bear interest at rates ranging from 4.38% to 7.13%. At December 31, 1995 and 1994, $399,635 and $382,648, respectively, mature in one year or less.

   Saddlebrook Rental Pool Operation

   NOTES TO FINANCIAL STATEMENTS
   -----------------------------------------------------------------------------
       Income Taxes

       No federal or state taxes have been reflected in the accompanying financial statements as the tax effect of fund activities accrues to the rental pool participants and operator.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULES



   To the Board of Directors of
   Saddlebrook Resorts, Inc.


   Our audits of the financial statements referred to in our report dated March 13, 1996 appearing on page 11 also included an audit of the Financial Statement Schedules listed in Item 8 on page 6 of this Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements.



   /s/ Price Waterhouse LLP

   PRICE WATERHOUSE LLP
   Tampa, Florida
   March 13, 1996

   Saddlebrook Resorts, Inc.
                                                                   Schedule II

   VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
   -----------------------------------------------------------------------------

                                                                ADDITIONS
                                         BALANCE AT              CHARGED                                       BALANCE
                                         BEGINNING            TO COSTS AND                                      AT END
                                          OF PERIOD              EXPENSES              DEDUCTIONS              OF PERIOD
   YEAR ENDED DECEMBER 31, 1995

     Amortization of Noncompete
      Agreement and Debt Issue
      Costs                              $1,161,516           $   92,531               $      -              $ 1,254,047


   YEAR ENDED DECEMBER 31, 1994

     Amortization of Noncompete
      Agreement and Debt Issue
      Costs                              $1,080,625           $   80,891               $      -              $ 1,161,516


   YEAR ENDED DECEMBER 31, 1993

     Amortization of Noncompete
      Agreement and Debt Issue
      Costs                              $  859,320           $  221,305               $      -              $ 1,080,625

                               INDEX TO EXHIBITS

                                                                                                Sequential
   Number and Description of Exhibit                                                            Page Number
   ---------------------------------                                                            -----------
   3.1   Articles of Incorporation of Saddlebrook Resorts, Inc., a Florida
         corporation (incorporated by reference to Exhibit A*).

   3.2 Corporate By-laws of Saddlebrook Resorts, Inc. (incorporated by reference to Exhibit B*).

   4.    Declaration of Condominium, together with the following:
         (1) Articles of Incorporation of the Saddlebrook Association of
         Condominium Owners, Inc. a Florida non-profit corporation;
         (2) By-laws of the Saddlebrook Association of Condominium
         Owners, Inc., and (3) Rules and Regulations of the Saddlebrook
         Association of Condominium Owner, Inc. (incorporated by reference to Exhibit C*).

   10.1  Management Contract between Saddlebrook Resorts, Inc. and the
         Saddlebrook Association of Condominium Owners, Inc. (incorporated by reference to Exhibit C*).

   10.2  Saddlebrook Rental Pool and Agency Appointment Agreement                                 33

   10.3 Saddlebrook Rental Management Agency Employment (incorporated by reference to Exhibit E*).

   10.4  Form of Purchase Agreement (incorporated by reference to Exhibit H*).

   10.5  Form of Deed (incorporated by reference to Exhibit I*).

   10.6  Form of Bill of Sale (incorporated by reference to Exhibit J*).

   27.   Financial Data Schedule (for SEC use only)

   28.   Interest Being Registered.  Pages 21 and 22 of the Post-Effective
         Amendment No. 9 to Registration Statement on Form S-1 No. 2-65481
         filed by the Registrant on March 25, 1986.                                               38


   * Identification of exhibit incorporated by reference from the Registration Statement No. 2-65481 previously filed by Registrant, effective December 28, 1979.