Form 10-Q
period 1996-03-31
SADDLEBROOK RESORTS INC
filed 1996-05-14
CIK 313151

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

     (Mark one)
     (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended March 31, 1996
                                         --------------

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

                               YES   X      NO
                                    ---         ---

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

                               Not Applicable*
                               ---------------



* Registrant has no common stock subject to this annual report.

                                     INDEX


                                                                                       Page
                                                                                       ----
PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Saddlebrook Resorts, Inc.
               Balance Sheets at March 31, 1996 and December 31, 1995                    3
               Statements of Operations for the three months ended
                March 31, 1996 and 1995                                                  4
               Statements of Cash Flows for the three months ended
                March 31, 1996 and 1995                                                  5
               Notes to Financial Statements                                             6

              Saddlebrook Rental Pool Operation
               Balance Sheets at March 31, 1996 and December 31, 1995                    8
               Statements of Operations for the three months ended
                March 31, 1996 and 1995                                                  9
               Statements of Changes in Participants' Fund Balance for the
                three months ended March 31, 1996 and 1995                              10

     Item 2.  Management's Discussion and Analysis of Financial Condition
                and Results of Operations

              Saddlebrook Resorts, Inc.                                                 11
              Saddlebrook Rental Pool Operation                                         12


PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings                                                         12

     Item 6.  Exhibits and Reports on Form 8-K                                          13

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                           SADDLEBROOK RESORTS, INC.
                                 BALANCE SHEETS
                                  (Unaudited)

                                                           March 31,         December 31,
                                                             1996               1995
                                                         ------------       ------------
      Assets
Current assets:
   Cash and cash equivalents                             $  2,365,214       $     40,702
   Escrowed cash deposits                                     195,166            106,096
   Escrowed short-term investments                            399,635            399,635
   Accounts receivable, net                                 5,157,877          3,349,779
   Related parties receivable                                  35,452            114,004
   Inventory and supplies                                   1,391,918          1,472,689
   Prepaid expenses and other assets                          419,478            526,424
                                                         ------------       ------------
      Total current assets                                  9,964,740          6,009,329
Escrowed long-term investments                                299,500            299,500
Property, buildings and equipment, net                     22,517,008         22,580,998
Intangible assets and deferred charges, net                   269,328            266,702
                                                         ------------       ------------

                                                         $ 33,050,576       $ 29,156,529
                                                         ============       ============

      Liabilities and Shareholders' Equity
Current liabilities:
   Current portion of notes payable                      $    975,599       $  1,486,722
   Escrowed deposits                                          894,301            805,231
   Accounts payable                                           809,738          1,325,265
   Accrued rental distribution                              2,050,497          1,037,865
   Accrued payroll and related expenses                       604,578            743,077
   Accrued interest                                           150,480            141,491
   Accrued taxes                                              189,750             43,178
   Guest deposits                                             424,571            798,444
   Other liabilities and accrued expenses                     754,272            676,566
   Due to related parties                                   2,050,314          1,923,461
                                                         ------------       ------------
      Total current liabilities                             8,904,100          8,981,300
Notes payable due after one year                           18,816,920         17,276,920
                                                         ------------       ------------
      Total liabilities                                    27,721,020         26,258,220
                                                         ------------       ------------
Shareholders' equity:
   Common stock, $1.00 par value, 100,000 shares
     authorized and outstanding                               100,000            100,000
   Additional paid-in capital                               1,013,127          1,013,127
   Accumulated earnings                                     4,216,429          1,785,182
                                                         ------------       ------------
      Total shareholders' equity                            5,329,556          2,898,309
                                                         ------------       ------------

                                                         $ 33,050,576       $ 29,156,529
                                                         ============       ============



               The accompanying Notes to Financial Statements are
                 an integral part of these financial statements.

                          SADDLEBROOK RESORTS, INC.
                           STATEMENTS OF OPERATIONS
                                 (Unaudited)


                                                       Three months ended
                                                            March 31,
                                                  ---------------------------
                                                       1996          1995
                                                  ------------   ------------
     Revenues                                     $ 12,340,859   $ 12,569,161
                                                  ------------   ------------

     Costs and expenses:
      Operating costs                                7,334,899      7,529,931
      Sales and marketing                              841,162        793,315
      General and administrative                       960,688        886,865
      Depreciation and amortization                    340,553        293,493
      Interest                                         420,547        325,684
                                                  ------------   ------------

        Total costs and expenses                     9,897,849      9,829,288
                                                  ------------   ------------

     Net income                                      2,443,010      2,739,873

     Distribution to shareholder                       (11,763)      (309,682)

     Accumulated earnings at beginning of period     1,785,182      1,693,042
                                                  ------------   ------------

     Accumulated earnings at end of period        $  4,216,429   $  4,123,233
                                                  ============   ============








               The accompanying Notes to Financial Statements are
                 an integral part of these financial statements.

                          SADDLEBROOK RESORTS, INC.
                           STATEMENTS OF CASH FLOWS
                                 (Unaudited)


                                                         Three months ended
                                                              March 31,
                                                     --------------------------
                                                         1996          1995
                                                     -----------    -----------
      Operating activities:
         Net income                                  $2,443,010     $2,739,873
         Non-cash items included in net income:
            Provision for doubtful accounts               9,300          6,200
            Gain on sale of assets                       (1,081)            --
            Depreciation and amortization               340,553        293,493
         (Increase) decrease in:
            Accounts receivable                      (1,817,398)    (2,903,907)
            Inventory and supplies                       80,771         63,676
            Prepaid expenses and other assets           106,946         38,697
         Increase (decrease) in:
            Accounts payable                           (515,527)      (168,044)
            Accrued expenses                            732,522        314,889
            Net payable to related parties              205,405        316,034
                                                     -----------    -----------
                                                      1,584,501        700,911
                                                     -----------    -----------
      Investing activities:
         Proceeds from sale of assets                     2,581             --
         Capital expenditures                          (249,692)      (877,828)
                                                     -----------    -----------
                                                       (247,111)      (877,828)
                                                     -----------    -----------

      Financing activities:
         Notes payable borrowings                     1,540,000        500,000
         Payments on notes payable                     (511,123)       (71,268)
         Financing costs                                (29,992)            --
         Distribution to shareholder                    (11,763)      (309,682)
                                                     -----------    -----------
                                                        987,122        119,050
                                                     -----------    -----------

      Net increase (decrease) in cash                 2,324,512        (57,867)
      Cash at beginning of period                        40,702        595,502
                                                     -----------    -----------

      Cash at end of period                         $ 2,365,214    $   537,635
                                                    ===========    ===========

      Cash paid for interest                        $   418,949    $   357,366
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

These financial statements and related notes are presented for interim periods in accordance with the requirements of Form 10-Q and consequently, do not include all disclosures normally provided in the Registrant's Annual Report on Form 10-K. Accordingly, these financial statements and related notes should be read in conjunction with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.


Note 2.  Accounts Receivable

                                                            March 31,     December 31,
                                                              1996            1995
                                                          ------------    ------------
   Trade accounts receivable                              $  5,289,425    $  3,472,755
   Less reserve for bad debts                                 (131,548)       (122,976)
                                                          ------------    ------------

                                                          $  5,157,877    $  3,349,779
                                                          ============    ============

Note 3.  Fixed Assets

                                                            March 31,     December 31,
                                                              1996           1995
                                                          ------------    ------------
   Land and land improvements                             $  4,477,482    $  4,478,982
   Buildings and recreational facilities                    18,854,453      18,862,973
   Furnishings and equipment                                 7,605,852       7,587,232
   Construction in progress                                    511,071         300,308
                                                          ------------    ------------
                                                            31,448,858      31,229,495
   Less accumulated depreciation                            (8,931,850)     (8,648,497)
                                                          ------------    ------------

                                                          $ 22,517,008    $ 22,580,998
                                                          ============    ============

Note 4.  Intangible Assets and Deferred Charges

                                                           March 31,      December 31,
                                                             1996            1995
                                                          -----------     -----------
   Noncompete agreement with prior owner                  $ 1,000,000     $ 1,000,000
   Management contract with prior owner                       500,000         500,000
   Acquisition costs                                           41,577          41,577
   Refinancing costs                                          509,164         479,172
                                                          -----------     -----------
                                                            2,050,741       2,020,749
   Less accumulated amortization                           (1,781,413)     (1,754,047)
                                                          -----------     -----------

                                                          $   269,328     $   266,702
                                                          ===========     ===========


Note 5.  Notes Payable

                                                               March 31,     December 31,
                                                                 1995            1995
                                                             ------------    ------------
   Note payable to bank, variable rate currently 8.75%       $ 19,766,920    $ 18,226,920
   Line of credit payable to bank                                      --         500,000
   Capital leases                                                  25,599          36,722
                                                             ------------    ------------
                                                               19,792,519      18,763,642
   Less current portion                                          (975,599)     (1,486,722)
                                                             ------------    ------------

                                                             $ 18,816,920    $ 17,276,920
                                                             ============    ============


The Registrant is also the guarantor of amounts that are owed by its majority shareholder and an affiliated company of $470,000 and $729,000, respectively, at March 31, 1996.


Note 6.  Income Taxes

The Registrant has elected S Corporation status. Accordingly, the Registrant has had no income tax expense since the election as the tax is assessed at the shareholder level.

                       SADDLEBROOK RENTAL POOL OPERATION
                                 BALANCE SHEETS
                                  (Unaudited)


                               DISTRIBUTION FUND

                                                           March 31,    December 31,
                                                             1996          1995
                                                         -----------    -----------
         Assets
   Receivable from Saddlebrook Resorts, Inc.             $ 1,952,652    $ 1,017,332
                                                         ===========    ===========

         Liabilities and Participants' Fund Balance
   Due to participants                                   $ 1,600,319    $   832,926
   Due to maintenance escrow fund                            352,333        184,406
   Participants' fund balance                                     --             --
                                                         -----------    -----------

                                                         $ 1,952,652    $ 1,017,332
                                                         ===========    ===========

                            MAINTENANCE ESCROW FUND


                                                           March 31,    December 31,
                                                             1996          1995
                                                         -----------    -----------
         Assets
   Cash and cash equivalents                             $   168,666    $    76,314
   Investments                                               699,135        699,135
   Receivables:
      Distribution fund                                      352,333        184,406
      Interest                                                 1,885          8,633
   Prepaid maintenance                                       146,435        146,932
                                                         -----------    -----------

                                                         $ 1,368,454    $ 1,115,420
                                                         ===========    ===========

         Liabilities and Participants' Fund Balance
   Accounts payable                                      $    47,667    $    97,651
   Participants' fund balance                              1,320,787      1,017,769
                                                         -----------    -----------

                                                         $ 1,368,454    $ 1,115,420
                                                         ===========    ===========

                       SADDLEBROOK RENTAL POOL OPERATION
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                        Three months ended
                                                             March 31,
                                                     -------------------------
                                                         1996         1995
                                                     -----------   -----------
       Rental pool revenue                           $  4,760,070  $ 5,318,538
                                                     ------------  -----------

       Deductions:
          Marketing expense                               357,005      398,890
          Management expense                              595,009      664,817
          Travel agent commissions                        217,009      282,183
          Credit card expense                              34,783       49,490
                                                      -----------  -----------
                                                        1,203,806    1,395,380
                                                      -----------  -----------

       Net rental income                                3,556,264    3,923,158
       Less operator share of net rental income        (1,600,319)  (1,765,421)
       Other revenues (expenses):
          Complimentary room revenues                      30,267       31,850
          Minor repairs and replacements                  (33,560)     (33,350)
                                                      -----------  -----------

       Amount available for distribution              $ 1,952,652  $ 2,156,237
                                                      ===========  ===========

                       SADDLEBROOK RENTAL POOL OPERATION
              STATEMENTS OF CHANGES IN PARTICIPANTS' FUND BALANCE
                                  (Unaudited)

                               DISTRIBUTION FUND

                                                             Three months ended
                                                                  March 31,
                                                      --------------------------------
                                                          1996                1995
                                                      -----------          -----------
Balance at beginning of period                        $        --          $        --

Additions:
   Amount available for distribution                    1,952,652            2,156,237

Reductions:
   Amount withheld for maintenance escrow fund           (352,333)            (390,816)
   Amount accrued or paid to participants              (1,600,319)          (1,765,421)
                                                      -----------          -----------

Balance at end of period                              $        --          $        --
                                                      ===========          ===========

                            MAINTENANCE ESCROW FUND

                                                            Three months ended
                                                                 March 31,
                                                      --------------------------------
                                                         1996                  1995
                                                      -----------          -----------
Balance at beginning of period                        $ 1,017,769          $   999,356


Additions:
     Amount withheld from distribution fund               352,333              390,816
     Unit owner payments                                   34,570               25,519
     Interest earned                                       11,252               11,936

Reductions:
     Escrow account refunds                               (23,966)            (182,245)
     Maintenance charges                                  (48,181)             (87,904)
     Major unit upgrades                                   (6,390)             (22,600)
     Linen replacement                                    (16,600)             (31,651)
                                                      -----------          -----------

Balance at end of period                              $ 1,320,787          $ 1,103,227
                                                      ===========          ===========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                        Liquidity and Capital Resources

The Registrant's operations are seasonal with the highest volume of sales occurring during the first quarter of each calendar year. The second and fourth quarters have historically had marginal financial performance and the third quarter has historically had the lowest volume of sales of the fiscal period. Accordingly, the Registrant experienced an improvement in its financial condition as of March 31, 1996 when compared with its fiscal year-end of December 31, 1995. The primary effect of this seasonal period was an increase in cash, accounts receivable and accumulated earnings.

Several minor capital improvements have been performed. However, there were no major capital additions or improvements during the three months ended March 31, 1996. No significant capital projects are anticipated in the remaining fiscal period. Future operating costs and planned expenditures for minor additions and improvements are expected to be funded by the resort operations of the Registrant or by additional financing within the terms of the Registrant's debt agreement.

The Registrant's debt agreement includes a line of credit of $1,500,000 which is limited to the value of certain accounts receivable, inventories and equipment of the Registrant and an affiliate. As of March 31, 1996, this full line of credit was unrestricted and no draws were outstanding. The Registrant has obtained an additional line of credit from the same lender of $3,500,000 which may be used to finance capital additions. As of March 31, 1996, no draws were outstanding on this line of credit (see Note 5. Notes Payable of the Notes to the Financial Statements in Part I, Item 1 of this Form 10-Q, which is incorporated herein by reference).

The Registrant has additional financing that is available related to the matter that is discussed in Part II, Item 1. Legal Proceedings of this Form 10-Q, which is incorporated herein by reference.


                             Results of Operations

Total revenues decreased $228,000 or 2% for the first quarter of 1996 when compared with the same period in 1995. This resulted from slight decreases in occupied unit nights, the average daily rate and the number of guests at the resort for the current period over the same period the previous year. Anticipated occupied unit nights for the remainder of 1996 are not expected to exceed the prior year's level. Projections for occupied unit nights in 1997 and subsequent fiscal periods are expected to remain at the resort's current volume of business.

Net income decreased $297,000 or 11% for the first quarter of 1996 when compared with the same period in 1995. This was a direct result of reduced revenues combined with increased depreciation and interest expense that are related to recent capital improvements.

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

The average occupancies for the quarters ended March 31, 1996 and 1995 were 54% and 56%, respectively. The average distributions of net rental income per participating condominium unit for the same periods were $3,583 and $3,978, respectively. This decrease in average net rental income was primarily due to the decrease in average occupancy.


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

On October 14, 1989, the Registrant and Pittway Corporation (the former owner of the Registrant) entered into an agreement and on July 16, 1993 an amended agreement, to split equally the costs of the defense of the litigation, the ultimate judgment and the mandated remedial work. The agreements provide for Pittway Corporation to make subordinated loans to the Registrant, if required, to enable the Registrant to pay for its half of these costs.

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

Item 6.  Exhibits and Reports on Form 8-K

        (a)  Exhibits:
                Exhibit 27 - Financial Data Schedule (for SEC use only)
        (b) The Registrant was not required to file a Form 8-K during the three months ended March 31, 1996.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    SADDLEBROOK RESORTS, INC.
                                    -------------------------
                                          (Registrant)



Date:   May 13, 1995                       /s/ Donald L. Allen
        ------------                 ---------------------------------
                                               Donald L. Allen
                                        Vice President and Treasurer
                                          (Principal Financial and
                                             Accounting Officer)