Form 10-Q
period 1996-06-30
SADDLEBROOK RESORTS INC
filed 1996-08-12
CIK 313151

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

          (Mark one)
          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended June 30, 1996
                                               -------------
                                      OR
          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the transition period from            to
                                               -----------   -----------

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

                                     INDEX

                                                                                    Page
PART I - FINANCIAL INFORMATION

     Item 1. Financial Statements

             Saddlebrook Resorts, Inc.
               Balance Sheets at June 30, 1996 and December 31, 1995                3
               Statements of Operations for the three months and six
                 months ended June 30, 1996 and 1995                                4
               Statements of Cash Flows for the six months ended
                 June 30, 1996 and 1995                                             5
               Notes to Financial Statements                                        6

             Saddlebrook Rental Pool Operation
               Balance Sheets at June 30, 1996 and December 31, 1995                8
               Statements of Operations for the three months and six
                 months ended June 30, 1996 and 1995                                9
               Statements of Changes in Participants' Fund Balance for the
                 six months ended June 30, 1996 and 1995                           10

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

             Saddlebrook Resorts, Inc.                                             11
             Saddlebrook Rental Pool Operation                                     12


PART II - OTHER INFORMATION

     Item 1. Legal Proceedings                                                     12

     Item 6. Exhibits and Reports on Form 8-K                                      13


                         PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements
                           SADDLEBROOK RESORTS, INC.
                                 BALANCE SHEETS
                                  (Unaudited)

                                                   June 30,         December 31,
                                                     1996               1995
                                                 ------------      -------------
         Assets
Current assets:
    Cash and cash equivalents                    $ 2,447,135       $    40,702
    Escrowed cash deposits                           199,448           106,096
    Escrowed short-term investments                  399,635           399,635
    Accounts receivable, net                       2,767,803         3,349,779
    Related parties receivable                       149,577           114,004
    Inventory and supplies                         1,392,129         1,472,689
    Prepaid expenses and other assets                353,582           526,424
                                                 -----------       -----------
       Total current assets                        7,709,309         6,009,329
Escrowed long-term investments                       399,227           299,500
Property, buildings and equipment, net            22,453,691        22,580,998
Intangible assets and deferred charges, net          244,241           266,702
                                                 -----------       -----------
                                                 $30,806,468       $29,156,529
                                                 ===========       ===========

         Liabilities and Shareholder's Equity
Current liabilities:
    Current portion of notes payable             $   964,191       $ 1,486,722
    Escrowed deposits                                998,310           805,231
    Accounts payable                                 751,295         1,325,265
    Accrued rental distribution                    1,284,109         1,037,865
    Accrued payroll and related expenses             805,336           743,077
    Accrued interest                                 138,934           141,491
    Accrued taxes                                    257,552            43,178
    Guest deposits                                   366,654           798,444
    Other liabilities and accrued expenses           555,733           676,566
    Due to related parties                         1,976,599         1,923,461
                                                 -----------       -----------
       Total current liabilities                   8,098,713         8,981,300
Notes payable due after one year                  18,028,420        17,276,920
                                                 -----------       -----------
       Total liabilities                          26,127,133        26,258,220
                                                 -----------       -----------
Shareholders' equity:
    Common stock, $1.00 par value, 100,000
     shares authorized and outstanding               100,000           100,000
    Additional paid-in capital                     1,013,127         1,013,127
    Accumulated earnings                           3,566,208         1,785,182
                                                 -----------       -----------
       Total shareholders' equity                  4,679,335         2,898,309
                                                 -----------       -----------
                                                 $30,806,468       $29,156,529
                                                 ===========       ===========


               The accompanying Notes to Financial Statements are
                 an integral part of these financial statements


                                                     SADDLEBROOK RESORTS, INC.
                                                     STATEMENTS OF OPERATIONS
                                                            (Unaudited)

                                       Three months ended                   Six months ended
                                            June 30,                           June 30,
                                  ---------------------------       ------------------------------
                                     1996             1995              1996               1995
                                  ----------       ----------       -----------        -----------
Revenues                          $8,818,529       $9,446,759       $21,159,388        $22,015,920
                                  ----------       ----------       -----------        -----------
Costs and expenses:
  Operating costs                  6,262,853        6,408,727        13,597,752         13,938,658
  Sales and marketing                752,904          825,049         1,594,066          1,618,364
  General and administrative         889,604          900,779         1,850,292          1,787,644
  Depreciation and amortization      341,645          328,219           682,198            621,712
  Interest                           418,363          335,167           838,910            660,851
                                  ----------       ----------       -----------        -----------

    Total costs and expenses       8,665,369        8,797,941        18,563,218         18,627,229
                                  ----------       ----------       -----------        -----------

Net income                           153,160          648,818         2,596,170          3,388,691

Distribution to shareholder         (803,381)      (1,087,773)         (815,144)        (1,397,455)

Accumulated earnings at
  beginning of period              4,216,429        4,123,233         1,785,182          1,693,042
                                  ----------       ----------       -----------        -----------
Accumulated earnings at
  end of period                   $3,566,208       $3,684,278       $ 3,566,208        $ 3,684,278
                                  ==========       ==========       ===========        ===========





               The accompanying Notes to Financial Statements are
                 an integral part of these financial statements

                           SADDLEBROOK RESORTS, INC.
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                  Six months ended
                                                                      June 30,
                                                            ---------------------------
                                                               1996             1995
                                                            ----------       ----------
Operating activities:
   Net income                                               $2,596,170       $3,388,691
   Non-cash items included in net income:
      Provision for doubtful accounts                           18,600           15,500
      (Gain) on sale of assets                                  (1,081)              --
      Depreciation and amortization                            682,198          621,712
   (Increase) decrease in:
      Accounts receivable                                      563,376         (581,056)
      Inventory and supplies                                    80,560          143,495
      Prepaid expenses and other assets                        172,842           87,137
   Increase (decrease) in:
      Accounts payable                                        (573,970)        (553,023)
      Accrued expenses and other liabilities                   (32,303)        (340,785)
      Net payable to related parties                            17,565          242,820
                                                            ----------       ----------
                                                             3,523,957        3,024,491
                                                            ----------       ----------
Investing activities:
   Proceeds from sale of assets                                  2,581               --
   Capital expenditures                                       (499,899)      (1,491,152)
                                                            ----------       ----------
                                                              (497,318)      (1,491,152)
                                                            ----------       ----------
Financing activities:
   Notes payable borrowings                                  1,540,000        2,426,284
   Payments on notes payable                                (1,311,031)        (922,583)
   Financing costs                                             (34,031)         (27,800)
   Distribution to shareholder                                (815,144)      (1,397,455)
                                                            ----------       ----------
                                                              (620,206)          78,446
                                                            ----------       ----------
Net increase in cash                                         2,406,433        1,611,785
Cash at beginning of period                                     40,702          595,502
                                                            ----------       ----------
Cash at end of period                                       $2,447,135       $2,207,287
                                                            ==========       ==========

Cash paid for interest                                      $  857,277       $  733,959
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


Note 2.  Accounts Receivable

                                            June 30,                December 31,
                                              1996                      1995
                                           ----------               -----------

     Trade accounts receivable             $2,904,840               $3,472,755
     Less reserve for bad debts              (137,037)                (122,976)
                                           ----------               ----------

                                           $2,767,803               $3,349,779
                                           ==========               ==========


Note 3.  Fixed Assets
                                             June 30,               December 31,
                                               1996                     1995
                                           -----------              ------------
     Land and land improvements            $ 4,477,482              $ 4,478,982
     Buildings and recreational
      facilities                            19,261,985               18,862,973
     Furnishings and equipment               7,636,937                7,587,232
     Construction in progress                  322,660                  300,308
                                           -----------              -----------
                                            31,699,064               31,229,495
     Less accumulated depreciation          (9,245,373)              (8,648,497)
                                           -----------              -----------

                                           $22,453,691              $22,580,998
                                           ===========              ===========

Note 4.  Intangible Assets and Deferred Charges

                                                    June 30,       December 31,
                                                      1996             1995
                                                  -----------       -----------

     Noncompete agreement with prior owner         $1,000,000       $1,000,000
     Management contract with prior owner             500,000          500,000
     Acquisition costs                                 41,577           41,577
     Financing costs                                  513,203          479,172
                                                   ----------       ----------
                                                    2,054,780        2,020,749
     Less accumulated amortization                 (1,810,539)      (1,754,047)
                                                   ----------       ----------

                                                   $  244,241       $  266,702
                                                   ==========       ==========


Note 5.  Notes Payable
                                                    June 30,        December 31,
                                                      1996              1995
                                                   -----------      ------------
     Note payable to bank, variable rate
      currently 8.75%                              $18,978,420      $18,226,920
     Line of credit payable to bank                      --             500,000
     Capital leases                                     14,191           36,722
                                                   -----------      -----------
                                                    18,992,611       18,763,642
     Less current portion                             (964,191)      (1,486,722)
                                                   -----------      -----------
                                                   $18,028,420      $17,276,920
                                                   ===========      ===========


The Registrant is also the guarantor of amounts that are owed by its majority shareholder and an affiliated company of $300,000 and $687,500, respectively, at June 30, 1996.


Note 6.  Income Taxes

The Registrant has elected S Corporation status. Accordingly, the Registrant has had no income tax expense since the election as the tax is assessed at the shareholder level.

                       SADDLEBROOK RENTAL POOL OPERATION
                                 BALANCE SHEETS
                                  (Unaudited)

                               DISTRIBUTION FUND

                                                             June 30,        December 31,
                                                               1996              1995
                                                            ----------       ------------
      Assets
Receivable from Saddlebrook Resorts, Inc.                   $1,211,526       $1,017,332
                                                            ==========       ==========

      Liabilities and Participants' Fund Balance
Due to participants                                         $1,001,578       $  832,926
Due to maintenance escrow fund                                 209,948          184,406
Participants' fund balance                                       --                --
                                                            ----------       ----------

                                                            $1,211,526       $1,017,332
                                                            ==========       ==========

                            MAINTENANCE ESCROW FUND

                                                             June 30,        December 31,
                                                               1996              1995
                                                            ----------       -----------
      Assets
Cash and cash equivalents                                   $  170,589       $   76,314
Investments                                                    798,862          699,135
Receivables:
   Distribution fund                                           209,948          184,406
   Interest                                                      9,442            8,633
Prepaid maintenance                                            235,089          146,932
                                                            ----------       ----------

                                                            $1,423,930       $1,115,420
                                                            ==========       ==========

      Liabilities and Participants' Fund Balance
Accounts payable                                            $   44,908       $   97,651
Participants' fund balance                                   1,379,022        1,017,769
                                                            ----------       ----------

                                                            $1,423,930       $1,115,420
                                                            ==========       ==========


                       SADDLEBROOK RENTAL POOL OPERATION
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                Three months ended                 Six months ended
                                                     June 30,                          June 30,
                                           ---------------------------       ---------------------------
                                              1996             1995             1996              1995
                                           ---------        ----------       ----------       ----------

Rental pool revenue                        $3,013,518       $3,551,001       $7,773,588       $8,869,539
                                           ----------       ----------       ----------       ----------

Deductions:
   Marketing expense                          226,014          266,325          583,019          665,215
   Management expense                         376,690          443,875          971,699        1,108,692
   Travel agent commissions                   151,534          141,859          368,543          424,042
   Credit card expense                         33,551           44,364           68,334           93,854
                                           ----------       ----------       ----------       ----------
                                              787,789          896,423        1,991,595        2,291,803
                                           ----------       ----------       ----------       ----------

Net rental income                           2,225,729        2,654,578        5,781,993        6,577,736
Less operator share of net rental income   (1,001,578)      (1,194,560)      (2,601,897)      (2,959,981)
Other revenues (expenses):
   Complimentary room revenues                 29,736           32,901           60,003           64,751
   Minor repairs and replacements             (42,361)         (33,004)         (75,921)         (66,354)
                                           ----------       ----------       ----------       ----------
Amount available for distribution          $1,211,526       $1,459,915       $3,164,178       $3,616,152
                                           ==========       ==========       ==========       ==========


                       SADDLEBROOK RENTAL POOL OPERATION
                  STATEMENTS OF CHANGES IN PARTICIPANTS' FUND
                                    BALANCE
                                  (Unaudited)

                               DISTRIBUTION FUND

                                                                 Six months ended
                                                                     June 30,
                                                           ----------------------------
                                                              1996              1995
                                                           -----------       ----------
Balance at beginning of period                              $     --         $     --

Additions:
   Amount available for distribution                         3,164,178        3,616,152

Reductions:
   Amount withheld for maintenance escrow fund                (562,281)        (656,171)
   Amount accrued or paid to participants                   (2,601,897)      (2,959,981)
                                                            ----------        ----------

Balance at end of period                                    $    --          $      --
                                                            ==========       ===========


                            MAINTENANCE ESCROW FUND
                                                                  Six months ended
                                                                      June 30,
                                                            ----------------------------
                                                                1996             1995
                                                            -----------      ----------
Balance at beginning of period                              $ 1,017,769      $  999,356

Additions:
   Amount withheld from distribution fund                       562,281         656,171
   Unit owner payments                                           36,171          53,310
   Interest earned                                               23,399          24,267

Reductions:
   Escrow account refunds                                       (32,516)       (324,652)
   Maintenance charges                                         (147,689)       (166,098)
   Unit renovations                                             (51,490)        (51,577)
   Linen replacement                                            (28,903)        (60,027)
                                                             ----------      ----------

Balance at end of period                                     $1,379,022      $1,130,750
                                                             ==========      ==========


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                        Liquidity and Capital Resources

The Registrant's operations are seasonal with the highest volume of sales occurring during the first quarter of each calendar year. The second and fourth quarters have historically had marginal financial performance, and the third quarter has historically had the lowest volume of sales of the fiscal period. Accordingly, the Registrant experienced an improvement in its financial condition as of June 30, 1996 when compared with its fiscal year-end of December 31, 1995. The primary effect of this seasonal period was an increase in cash and accumulated earnings.

Several minor capital improvements have been performed. However, there were no major capital additions or improvements during the six months ended June 30, 1996. No significant capital projects are anticipated in the remaining fiscal period. Future operating costs and planned expenditures for minor additions and improvements are expected to be funded by the resort operations of the Registrant or by additional financing within the terms of the Registrant's debt agreement.

The Registrant's debt agreement includes a line of credit of $1,500,000 which is limited to the value of certain accounts receivable, inventories and equipment of the Registrant and an affiliate. As of June 30, 1996, this full line of credit was unrestricted, and no draws were outstanding (see Note 5. Notes Payable of the Notes to Financial Statements in Part I, Item 1 of this Form 10-Q, which is incorporated herein by reference).

The Registrant has additional financing that is available related to the matter that is discussed in Part II, Item 1. Legal Proceedings of this Form 10-Q, which is incorporated herein by reference.


                             Results of Operations

Total revenues decreased $628,000 or 7% for the second quarter of 1996 when compared with the same period in 1995. Total revenues decreased $857,000 or 4% for the first six months of 1996 when compared with the same period in 1995. These resulted from decreases in occupied unit nights, the average daily rates and the number of guests at the resort for the current periods over the same periods the previous year. Anticipated occupied unit nights for the remainder of 1996 are not expected to exceed the prior year's level. Projections for occupied unit nights in 1997 and subsequent fiscal periods are expected to remain at the resort's current volume of business.

Net income decreased $496,000 or 76% for the second quarter of 1996 when compared with the same period in 1995. Net income decreased $793,000 or 23% for the first six months of 1996 when compared with the same period in 1995. These were direct results of reduced revenues combined with increased depreciation and interest expense that are related to recent capital improvements.

Due to the seasonal business of the Registrant, the results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the full fiscal period.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

                       Saddlebrook Rental Pool Operation

The results of the Saddlebrook Rental Pool Operation (the "Rental Pool") are directly related to the hotel operations of the Registrant. The Registrant operates the Rental Pool which provides for the distribution of a percentage of net rental income to participating condominium owners. Rental pool income is shared according to the provisions of an agreement, and the level of the Registrant's occupancy directly impacts revenues and expenses used to determine this income.

The average occupancies for the quarters ended June 30, 1996 and 1995 were 48% and 57%, respectively. The average distributions of net rental income per participating condominium unit for the same periods were $2,223 and $2,694, respectively. This decrease in average net rental income was primarily due to the decrease in average occupancy.


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

On October 14, 1989, the Registrant and Pittway Corporation (the former owner of the Registrant) entered into an agreement, and on July 16, 1993 an amended agreement, to split equally the costs of the defense of the litigation, the ultimate judgment and the mandated remedial work. The agreements provide for Pittway Corporation to make subordinated loans to the Registrant, if required, to enable the Registrant to pay for its half of these costs.

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

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits:
                 Exhibit 27 - Financial Data Schedule (for SEC use only)

         (b) The Registrant was not required to file a Form 8-K during the six months ended June 30, 1996.



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


                                        SADDLEBROOK RESORTS, INC.
                                        -------------------------
                                               (Registrant)



Date:  August 12, 1996                      /s/ Donald L. Allen
                                        ------------------------------
                                                Donald L. Allen
                                        Vice President and Treasurer
                                          (Principal Financial and
                                            Accounting Officer)