Form 10-Q
period 1996-09-30
SADDLEBROOK RESORTS INC
filed 1996-11-13
CIK 313151

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

             (Mark one)
             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 1996
                        ------------------
                                       OR
             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
                 ----------    ---------

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

                                     INDEX

                                                                                              Page
                                                                                              ----
PART I - FINANCIAL INFORMATION

    Item 1.  Financial Statements

             Saddlebrook Resorts, Inc.
               Balance Sheets at September 30, 1996 and December 31, 1995                      3
               Statements of Operations for the three months and nine months
                 ended September 30, 1996 and 1995                                             4
               Statements of Cash Flows for the nine months ended
                 September 30, 1996 and 1995                                                   5
               Notes to Financial Statements                                                   6

             Saddlebrook Rental Pool Operation
               Balance Sheets at September 30, 1996 and December 31, 1995                      8
               Statements of Operations for the three months and nine months
                 ended September 30, 1996 and 1995                                             9
               Statements of Changes in Participants' Fund Balance for the
                 nine months ended September 30, 1996 and 1995                                10

    Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

             Saddlebrook Resorts, Inc.                                                        11
             Saddlebrook Rental Pool Operation                                                12


PART II - OTHER INFORMATION

    Item 1.  Legal Proceedings                                                                12

    Item 6.  Exhibits and Reports on Form 8-K                                                 13

                     PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                           SADDLEBROOK RESORTS, INC.
                                 BALANCE SHEETS
                                  (Unaudited)



                                                                 September 30,          December 31,
                                                                     1996                   1995
                                                                --------------         --------------
             Assets
Current assets:
    Cash and cash equivalents                                   $   1,875,584          $     40,702
    Escrowed cash deposits                                            274,442               106,096
    Escrowed short-term investments                                   199,615               399,635
    Accounts receivable, net                                        3,009,587             3,349,779
    Related parties receivable                                        130,718               114,004
    Inventory and supplies                                          1,369,417             1,472,689
    Prepaid expenses and other assets                                 353,157               526,424
                                                                -------------          ------------
             Total current assets                                   7,212,520             6,009,329
Escrowed long-term investments                                        299,431               299,500
Property, buildings and equipment, net                             22,464,376            22,580,998
Intangible assets and deferred charges, net                           211,595               266,702
                                                                -------------          ------------

                                                                $  30,187,922          $ 29,156,529
                                                                =============          ============

             Liabilities and Shareholders' Equity
Current liabilities:
    Current portion of notes payable                            $     952,491          $  1,486,722
    Escrowed deposits                                                 773,488               805,231
    Accounts payable                                                  851,849             1,325,265
    Accrued rental distribution                                       846,958             1,037,865
    Accrued payroll and related expenses                              627,709               743,077
    Accrued interest                                                  139,167               141,491
    Accrued taxes                                                     415,319                43,178
    Guest deposits                                                    779,879               798,444
    Other liabilities and accrued expenses                          1,275,079               676,566
    Due to related parties                                          2,240,245             1,923,461
                                                                -------------          ------------
             Total current liabilities                              8,902,184             8,981,300
Notes payable due after one year                                   17,866,920            17,276,920
                                                                -------------          ------------
             Total liabilities                                     26,769,104            26,258,220
                                                                -------------          ------------
Shareholders' equity:
    Common stock, $1.00 par value, 100,000 shares
      authorized and outstanding                                      100,000               100,000
    Additional paid-in capital                                      1,013,127             1,013,127
    Accumulated earnings                                            2,305,691             1,785,182
                                                                -------------          ------------
             Total shareholders' equity                             3,418,818             2,898,309
                                                                -------------          ------------

                                                                $  30,187,922          $ 29,156,529
                                                                =============          ============


               The accompanying Notes to Financial Statements are
                 an integral part of these financial statements

                           SADDLEBROOK RESORTS, INC.
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                              Three months ended                 Nine months ended
                                                 September 30,                     September 30,
                                         ---------------------------     ------------------------------
                                             1996             1995            1996              1995
                                         -----------     -----------     ------------      ------------
Revenues                                 $ 6,505,731     $ 6,053,516     $ 27,665,119      $ 28,069,436
                                         -----------     -----------     ------------      ------------

Costs and expenses:
   Operating costs                         5,254,684       4,742,017       18,852,436        18,680,675
   Sales and marketing                       599,173         643,588        2,193,239         2,261,952
   General and administrative                817,933         862,350        2,668,225         2,649,994
   Depreciation and amortization             351,745         363,040        1,033,943           984,752
   Interest                                  421,372         402,547        1,260,282         1,063,398
                                         -----------     -----------     ------------      ------------

     Total costs and expenses              7,444,907       7,013,542       26,008,125        25,640,771

Net income (loss)                           (939,176)       (960,026)       1,656,994         2,428,665

Distribution to shareholders                (321,341)       (300,536)      (1,136,485)       (1,697,991)

Accumulated earnings at
   beginning of period                     3,566,208       3,684,278        1,785,182         1,693,042
                                         -----------     -----------     ------------      ------------

Accumulated earnings at
   end of period                         $ 2,305,691     $ 2,423,716     $  2,305,691      $  2,423,716
                                         ===========     ===========     ============      ============





               The accompanying Notes to Financial Statements are
                 an integral part of these financial statements

                           SADDLEBROOK RESORTS, INC.
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                           Nine months ended
                                                                             September 30,
                                                                    ------------------------------
                                                                         1996             1995
                                                                    ------------      ------------
Operating activities:
  Net income                                                        $  1,656,994      $  2,428,665
  Non-cash items included in net income:
    Provision for doubtful accounts                                       27,900            24,800
    Loss (gain) on sale of assets                                         (1,081)            8,252
    Depreciation and amortization                                      1,033,943           984,752
  (Increase) decrease in:
    Accounts receivable                                                  312,292          (651,285)
    Inventory and supplies                                               103,272          (101,933)
    Prepaid expenses and other assets                                    173,267           (62,780)
  Increase (decrease) in:
    Accounts payable                                                    (473,416)          (49,167)
    Accrued expenses and other liabilities                               643,489        (1,201,148)
    Net payable to related parties                                       300,070           904,152
                                                                    ------------      ------------
                                                                       3,776,730         2,284,308
                                                                    ------------      ------------
Investing activities:
  Proceeds from sale of assets                                             2,581             3,384
  Capital expenditures                                                  (829,682)       (1,720,629)
                                                                    ------------      ------------
                                                                        (827,101)       (1,717,245)
                                                                    ------------      ------------

Financing activities:
  Notes payable borrowings                                             1,540,000         2,426,284
  Payments on notes payable                                           (1,484,231)       (1,595,807)
  Financing costs                                                        (34,031)          (45,907)
  Distribution to shareholder                                         (1,136,485)       (1,697,991)
                                                                    ------------      ------------
                                                                      (1,114,747)         (913,421)
                                                                    ------------      ------------

Net increase (decrease) in cash                                        1,834,882          (346,358)
Cash at beginning of period                                               40,702           595,502
                                                                    ------------      ------------

Cash at end of period                                               $  1,875,584      $    249,144
                                                                    ============      ============


Supplemental disclosure:
  Cash paid for interest                                            $  1,283,653      $  1,127,417
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


Note 2.  Accounts Receivable

                                                             September 30,             December 31,
                                                                 1996                      1995
                                                             ------------              ------------
    Trade accounts receivable                                $  3,155,172              $  3,472,755
    Less reserve for bad debts                                   (145,585)                 (122,976)
                                                             ------------              ------------

                                                             $  3,009,587              $  3,349,779
                                                             ============              ============


Note 3.  Fixed Assets

                                                             September 30,               December 31,
                                                                 1996                       1995
                                                             -------------             ---------------
    Land and land improvements                               $  4,477,482              $  4,478,982
    Buildings and recreational facilities                      19,405,221                18,862,973
    Furnishings and equipment                                   7,800,797                 7,587,232
    Construction in progress                                      345,348                   300,308
                                                             ------------              ------------
                                                               32,028,848                31,229,495
    Less accumulated depreciation                              (9,564,472)               (8,648,497)
                                                             ------------              ------------

                                                             $ 22,464,376              $ 22,580,998
                                                             ============              ============


Note 4.  Intangible Assets and Deferred Charges

                                                           September 30,      December 31,
                                                               1996               1995
                                                           -------------    --------------
    Noncompete agreement with prior owner                  $  1,000,000     $   1,000,000
    Management contract with prior owner                        500,000           500,000
    Acquisition costs                                            41,577            41,577
    Financing costs                                             513,203           479,172
                                                           ------------     -------------
                                                              2,054,780         2,020,749
    Less accumulated amortization                            (1,843,185)       (1,754,047)
                                                           ------------     -------------

                                                           $    211,595     $     266,702
                                                           ============     =============


Note 5.  Notes Payable
                                                            September 30,     December 31,
                                                                1996              1995
                                                           ------------      ------------

    Note payable to bank, variable rate currently 8.875%   $ 18,816,920      $ 18,226,920
    Line of credit payable to bank                              --                500,000
    Capital leases                                                2,491            36,722
                                                           ------------      ------------
                                                             18,819,411        18,763,642
     Less current portion                                      (952,491)       (1,486,722)
                                                           ------------      ------------

                                                           $ 17,866,920      $ 17,276,920
                                                           ============      ============




The Registrant is also the guarantor of amounts that are owed by its majority shareholder and an affiliated company of $270,000 and $679,000, respectively, at September 30, 1996.


Note 6.  Income Taxes

The Registrant has elected S Corporation status. Accordingly, the Registrant has had no income tax expense since the election as the tax is assessed at the shareholder level.

                       SADDLEBROOK RENTAL POOL OPERATION
                                 BALANCE SHEETS
                                  (Unaudited)

                               DISTRIBUTION FUND

                                                                   September 30,             December 31,
                                                                        1996                     1995
                                                                -----------------        -----------------
    Assets
Receivable from Saddlebrook Resorts, Inc.                       $         839,395        $       1,017,332
                                                                =================        =================

    Liabilities and Participants' Fund Balance
Due to participants                                             $         707,686        $         832,926
Due to maintenance escrow fund                                            131,709                  184,406
Participants' fund balance                                                  --                       --
                                                                -----------------        -----------------

                                                                $         839,395        $       1,017,332
                                                                =================        =================

                                                 MAINTENANCE ESCROW FUND

                                                                    September 30,             December 31,
                                                                         1996                    1995
                                                                --------------------     ------------------
    Assets
Cash and cash equivalents                                       $         249,447        $          76,314
Investments                                                               499,046                  699,135
Receivables:
    Distribution fund                                                     131,709                  184,406
    Interest                                                                4,072                    8,633
Prepaid maintenance                                                       269,866                  146,932
                                                                -----------------        -----------------

                                                                $       1,154,140        $       1,115,420
                                                                =================        =================

    Liabilities and Participants' Fund Balance
Accounts payable                                                $          82,878        $          97,651
Participants' fund balance                                              1,071,262                1,017,769
                                                                -----------------        -----------------

                                                                $       1,154,140        $       1,115,420
                                                                =================        =================

                       SADDLEBROOK RENTAL POOL OPERATION
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                Three months ended                 Nine months ended
                                                  September 30,                      September 30,
                                           ---------------------------      -----------------------------
                                               1996            1995              1996             1995
                                           -----------     -----------      ------------     ------------
Rental pool revenue                        $ 2,095,262     $ 1,693,711      $  9,868,850     $ 10,563,250
                                           -----------     -----------      ------------      -----------

Deductions:
   Marketing expense                           157,145         127,028           740,164          792,243
   Management expense                          261,908         211,714         1,233,607        1,320,406
   Travel agent commissions                     76,425         100,238           444,968          524,280
   Credit card expense                          27,149          15,811            95,483          109,665
                                           -----------     -----------      ------------     ------------
                                               522,627         454,791         2,514,222        2,746,594
                                           -----------     -----------      ------------     ------------

Net rental income                            1,572,635       1,238,920         7,354,628        7,816,656
Less operator share of net rental income      (707,686)       (557,514)       (3,309,583)      (3,517,495)
Other revenues (expenses):
   Complimentary room revenues                  17,188          16,827            77,191           81,578
   Minor repairs and replacements              (42,742)        (46,661)         (118,663)        (113,015)
                                           -----------     -----------      ------------     ------------
Amount available for distribution          $   839,395     $   651,572      $  4,003,573     $  4,267,724
                                           ===========     ===========      ============     ============

                       SADDLEBROOK RENTAL POOL OPERATION
              STATEMENTS OF CHANGES IN PARTICIPANTS' FUND BALANCE
                                  (Unaudited)

                               DISTRIBUTION FUND


                                                                        Nine months ended
                                                                          September 30,
                                                                  ----------------------------
                                                                         1996         1995
                                                                  ------------- --------------
Balance at beginning of period                                    $       --    $      --

Additions:
  Amount available for distribution                                  4,003,573      4,267,724

Reductions:
   Amount withheld for maintenance escrow fund                        (693,990)      (750,229)
   Amount accrued or paid to participants                           (3,309,583)    (3,517,495)
                                                                  ------------  -------------

Balance at end of period                                          $      --     $       --
                                                                  ============  =============

                                                 MAINTENANCE ESCROW FUND
                                                                         Nine months ended
                                                                            September 30,
                                                                  ----------------------------
                                                                        1996          1995
                                                                  -------------  -------------
Balance at beginning of period                                    $   1,017,769  $    999,356

Additions:
   Amount withheld from distribution fund                               693,990       750,229
   Unit owner payments                                                   42,568        85,386
   Interest earned                                                       35,574        36,477

Reductions:
   Escrow account refunds                                               (37,663)     (357,336)
   Maintenance charges                                                 (222,622)     (262,528)
   Unit renovations                                                    (409,732)      (51,577)
   Linen replacement                                                    (48,622)      (79,393)
                                                                  -------------  ------------

Balance at end of period                                          $   1,071,262  $  1,120,614
                                                                  =============  ============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                        Liquidity and Capital Resources

The Registrant's operations are seasonal with the highest volume of sales occurring during the first quarter of each calendar year. The second and fourth quarters have historically had marginal financial performance, and the third quarter has historically had the lowest volume of sales of the fiscal period. Accordingly, the Registrant experienced an improvement in its financial condition as of September 30, 1996 when compared with its fiscal year-end of December 31, 1995. The primary effect of this seasonal period was an increase in cash and accumulated earnings.

The Registrant has commenced a renovation and expansion of its Spa/Fitness Center at an estimated aggregate cost of approximately $1,000,000. Several other minor capital improvements have been performed. However, there were no other major capital additions or improvements during the nine months ended September 30, 1996. No other significant capital projects are anticipated in the remaining fiscal period. Future operating costs and planned expenditures for minor additions and improvements are expected to be funded by the resort operations of the Registrant or by additional financing within the terms of the Registrant's debt agreement.

The Registrant's debt agreement includes a line of credit of $1,500,000 which is limited to the value of certain accounts receivable, inventories and equipment of the Registrant and an affiliate. As of September 30, 1996, this full line of credit was unrestricted, and no draws were outstanding (see Note
5. Notes Payable of the Notes to Financial Statements in Part I, Item 1 of this Form 10-Q, which is incorporated herein by reference).

The Registrant has additional financing that is available related to the matter that is discussed in Part II, Item 1. Legal Proceedings of this Form 10-Q, which is incorporated herein by reference.


                             Results of Operations

Total revenues increased $452,000 or 7% for the third quarter of 1996 when compared with the same period in 1995. This was a result of increases in occupied unit nights, the average daily rate and the number of guests at the resort for the current quarter over the same period the previous year. Total revenues decreased $404,000 or 1% for the first nine months of 1996 when compared with the same period in 1995. This was a result of decreases in occupied unit nights, the average daily rate and the number of guests at the resort for the current period over the same period the previous year. Anticipated occupied unit nights for the remainder of 1996 are expected to slightly exceed the prior year's level. Projections for occupied unit nights in 1997 and subsequent fiscal periods are expected to remain at the resort's current volume of business.

The net loss for the third quarter of 1996 decreased $21,000 or 2% from the net loss for the same period in 1995. Net income decreased $772,000 or 32% for the first nine months of 1996 when compared with the same period in 1995. These changes are a direct result of the changes in revenues combined with increased interest expense that is related to recent capital improvements.

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

The average occupancies for the quarters ended September 30, 1996 and 1995 were 44% and 38%, respectively. The average distributions of net rental income per participating condominium unit for the same periods were $1,540 and $1,200, respectively. This increase in average net rental income was primarily due to the increase in average occupancy.


                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

On May 12, 1989, the Circuit Court of the Sixth Judicial Circuit in and for Pasco County, Florida, in the lawsuit, James H. Porter and Martha Porter, Trustees, et al v. Saddlebrook Resorts, Inc. and the County of Pasco, Florida, Case No. 83- 1860, entered a judgment against the Registrant in the amount of $8,082,000 relating to damages to adjacent property for surface water effects. In addition, an injunction was entered to remediate damages relating thereto.

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

On March 18, 1992, the Florida Second District Court of Appeal issued an opinion reversing and vacating the jury verdict and judgment against the Registrant and ordering a new trial due to the false testimony of plaintiffs' expert hydrologist. On December 22, 1993, the Registrant filed a motion for summary judgment in the trial court on grounds that the findings in its favor by an administrative law judge in a related proceeding bar further litigation of this matter. An order granting the summary judgment and dismissing the action was entered on January 7, 1995. On August 16, 1996, the Florida Second District Court of Appeal filed an opinion affirming in part, and reversing in part, the summary judgment and remanding the case to the trial court for a determination of whether the complaint remains viable. Management currently believes that the Registrant's position in further litigation would be meritorious.

The Registrant is involved in other litigation in the ordinary course of business. In the opinion of management, these matters are adequately covered by insurance or indemnification from other third parties. The effect, if any, of these claims is, in management's opinion, immaterial to the Registrant's financial condition and results of operations.

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits:
         Exhibit 27 - Financial Data Schedule (for SEC use only)
    (b) The Registrant was not required to file a Form 8-K during the nine months ended September 30, 1996.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          SADDLEBROOK RESORTS, INC.
                                          -------------------------
                                                (Registrant)



Date:  November 12, 1996                         /s/ Donald L. Allen
      ------------------                  --------------------------------
                                                     Donald L. Allen
                                              Vice President and Treasurer
                                               (Principal Financial and
                                                  Accounting Officer)