Form 10-K
period 1996-12-31
SADDLEBROOK RESORTS INC
filed 1997-03-25
CIK 313151

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-K

          (Mark one)
          (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the fiscal year ended December 31, 1996
                                     OR
          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934
              For the transition period from____________ to ___________

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

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: None*
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None*

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

Exhibit Index on Page 31

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

At December 31, 1996, there were approximately 810 persons employed by the Registrant.

Item 2.  Properties

Saddlebrook Resort is located in south Pasco County, near Tampa, Florida. The property originally consisted of approximately 330 acres which the Registrant purchased in July 1979. In addition, approximately 170 and 11 adjoining acres were purchased and added to the Saddlebrook project in 1984 and 1985, respectively. The Registrant's property has been approved for 950 residential and condominium units.

A portion of the Registrant's property that was being developed as residential single family and cluster homes and improved residential lots known as Fairway Village was deeded to PREI in November 1988 (see Item 1. Business of this Form 10-K, which is incorporated herein by reference).

Property improvements for the resort consist of condominiums which were sold or are for sale to outside parties of which there were 545 rental units participating in a rental pooling program at December 31, 1996 (see Exhibit 28 - Interest Being Registered of this Form 10-K, which is incorporated herein by reference). As of December 31, 1996, there were 20 condominiums owned by the Registrant.

In addition, the resort facilities include a 117,000 square foot convention facility with approximately 60,000 square feet of meeting space, two 18-hole golf courses, 45 tennis courts, a luxury health spa, three swimming pools, three restaurants, a fitness center, shops and other facilities necessary for the operation of a resort.

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

On October 14, 1989, the Registrant and Pittway Corporation entered into an agreement, and on July 16, 1993 an amended agreement, to split equally the costs of the defense of the litigation, the ultimate judgment and the mandated remedial work. The agreements provide for Pittway Corporation to make subordinated loans to the Registrant, if required, to enable the Registrant to pay for its half of these costs (see Item 1. Business of this Form 10-K, which is incorporated herein by reference).

On March 18, 1992, the Florida Second District Court of Appeal issued an opinion reversing and vacating the jury verdict and judgment against the Registrant and ordering a new trial due to the false testimony of plaintiffs' expert hydrologist. On December 22, 1993, the Registrant filed a motion for summary judgment in the trial court on grounds that the findings in its favor by an administrative law judge in a related proceeding bar further litigation of this matter. An order granting the summary judgment and dismissing the action was entered on January 7, 1995. On August 16, 1996, the Florida Second District Court of Appeal filed an opinion affirming, in part, and reversing, in part, the summary judgment. On November 19, 1996, the Registrant filed a motion with the trial court to determine the issues that remain for retrial. Oral argument is scheduled for April 4, 1997. Management currently believes that the Registrant's position in further litigation would be meritorious.

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

                                   PART II

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

Item 6.  Selected Financial Data

                                                                        Year ended December 31,
                                     ----------------------------------------------------------------------------------------------
                                         1996                1995                  1994                1993                 1992
                                         ----                ----                  ----                ----                 ----
Operating revenues                   $37,309,000          $35,625,000          $33,550,000          $30,391,000         $28,208,000

Net income before taxes                1,740,000            1,797,000            2,079,000              703,000             616,000

Total assets                          29,519,000           29,157,000           27,557,000           25,057,000          26,688,000

Notes payable                         19,567,000           18,764,000           17,444,000           17,098,000          20,600,000


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

                       Liquidity and Capital Resources

Construction of the resort facilities was substantially complete as of December 31, 1982. During the fiscal period ended December 31, 1996, the Registrant constructed a new fitness center and commenced an upgrade of the previous fitness center area into a luxury spa at a total projected cost of $1,100,000. During the fiscal period ended December 31, 1995, the Registrant completed several capital projects for an aggregate cost of approximately $2,277,000. However, no individual project had a cost in excess of $1,000,000. During the fiscal period ended December 31, 1994, the Registrant renovated and expanded its hotel lobby, lobby terrace and Polo Lounge at a cost of approximately $1,226,000. There were no other major capital additions or improvements during the fiscal years ended December 31, 1996, 1995 and 1994.

Other than the completion of the aforementioned spa, significant capital expenditures are not anticipated in the next year. Future operating costs and planned expenditures for minor capital additions and improvements will be funded by the resort operations of the Registrant or by additional financing within the terms of the Registrant's

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

debt agreement (see Note 6 - Notes Payable of the Notes to the Financial Statements in Item 8 of this Form 10-K, which is incorporated herein by reference).

Management is not aware of any environmental matters other than the issue in
Item 3. Legal Proceedings of this Form 10-K, which is incorporated herein by reference. The Registrant's operations are not considered to be dependent on any individual or small group of customers, the loss of whom would have a material adverse effect.

There are no adverse purchase or other commitments outstanding as of December 31, 1996.

                            Results of Operations

Revenues for the fiscal years ended December 31, 1996, 1995 and 1994 were comprised of the following areas of operation:


                                                       Year ended December 31,
                                           ----------------------------------------------
                                           1996                 1995                 1994
                                           ----                 ----                 ----
          Hotel revenues                   49%                   50%                  50%

          Merchandise sales                36                    36                   36

          Club fees                        15                    13                   14

          Other income                      -                     1                    -
                                          ---                   ---                  ---
                                          100%                  100%                 100%
                                          ===                   ===                  ===


Total revenues increased 5% for the fiscal year ended December 31, 1996 when compared with the previous year. This improvement was a result of increases in occupied unit nights and number of guests who stayed at the resort, which were offset slightly by a decrease in the average daily rate, for 1996 when compared to the prior fiscal period. These increases are attributed to the recent remodeling and upgrading of the resort property that is discussed above. Total revenues increased 6% for the fiscal year ended December 31, 1995 when compared with its previous year. This improvement was a result of an increase in the average daily rate, which was offset slightly by decreases in occupied unit nights and number of guests who stayed at the resort, for 1995 when compared to the prior fiscal period. Projections for occupied unit nights and revenues for 1997 and subsequent fiscal periods are expected to continue this slight growth trend.

Net income decreased 3% for the fiscal year ended December 31, 1996 when compared with the previous year. Net income decreased 14% for the fiscal year ended December 31, 1995 when compared with its previous year. These decreases were a result of increased depreciation and interest expense related to the recent capital improvements along with increased general costs of operation.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Registrant elected S Corporation status effective February 1, 1990. Accordingly, the Registrant has subsequently had no income tax expense as the tax is assessed at the shareholder level (see Note 8 - Income Taxes of the Notes to the Financial Statements in Item 8 of this Form 10-K, which is incorporated herein by reference).

In management's estimation, the effects of inflation and changing prices on the Registrant's results of operations were negligible in 1996, 1995 and 1994.

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

The average occupancy for fiscal 1996, 1995 and 1994 was 51%, 49% and 50%, respectively. The average distribution of Net Rental Income per participating rental unit for fiscal 1996, 1995 and 1994 was $9,881, $9,733 and $9,248, respectively.

Item 8.  Financial Statements and Supplementary Data

The financial statements, including the Reports of Independent Certified Public Accountants, for Saddlebrook Resorts, Inc. are included on pages 11 to 22 and for Saddlebrook Rental Pool Operation on pages 23 to 28. An index to the financial statements is on page 10.

The following financial statement schedule should be read in conjunction with the aforementioned financial statements. Financial statement schedules not included in this Form 10-K have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

     Schedule II   Valuation and Qualifying Accounts and Reserves    Page 30

Item 9.  Changes in and Disagreements on Accounting and Financial Disclosure

Not applicable.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

The Directors and Executive Officers of the Registrant are as follows:


            Name                             Position                           Background

     Thomas L. Dempsey                 Chairman of the Board,             Chairman of the Board, Penton
     Age: 70                           President and Chief                Publishing, Inc., Cleveland, OH,
     5327 Cobblestone Ct.              Executive Officer                  Vice President and Director,
     Wesley Chapel, FL                                                    Pittway Corp., Northbrook, IL


     Eleanor Dempsey                   Director, Merchandizing            Wife of Thomas Dempsey
     5327 Cobblestone Ct.              Manager
     Wesley Chapel, FL

     Richard Boehning                  Director, Executive Vice           General Manager, Doral Hotel
     Age: 62                           President and General              and Country Club, Miami, FL
     5017 Pinelake Road                Manager
     Wesley Chapel, FL

     Gregory R. Riehle                 Director, Vice President           Son-in-law of Thomas Dempsey,
     Age: 40                           and Secretary                      Attorney, Shumaker, Loop &
     30338 Laurelwood Lane                                                Kendrick, Tampa, FL
     Wesley Chapel, FL

     Maureen Dempsey                   Director, Vice President           Daughter of Thomas Dempsey,
     Age: 38                           and Assistant Secretary            President, Saddlebrook
     4947 Mill Pond Road                                                  International Tennis, Inc.
     Wesley Chapel, FL

     Diane L. Riehle                   Director, Vice President           Daughter of Thomas Dempsey,
     Age: 36                           and Assistant Secretary            Regional Sales Manager,
     30338 Laurelwood Lane                                                Saddlebrook Resorts, Inc.
     Wesley Chapel, FL

     Donald L. Allen                   Vice President and                 Controller, Kiawah Island,
     Age: 57                           Treasurer                          Charleston, SC
     1314 Foxwood Drive
     Lutz, FL

     Robert A. Shaw                    Assistant Treasurer and            Controller, Gulf Shores Plantation,
     Age: 40                           Controller                         Gulf Shores, AL, CPA, Price
     5404 Saddlebrook Way                                                 Waterhouse, Indianapolis, IN
     Wesley Chapel, FL

Item 11. Executive Compensation

The directors and executive officers of the Registrant as of December 31, 1996 are listed in Item 10 of this Form 10-K, which is incorporated herein by reference. The aggregate remuneration from the Registrant for all directors and executive officers for the fiscal year ended December 31, 1996 was $903,000. Of this amount, Thomas Dempsey received $163,000, Richard Boehning received $257,000 and Gregory Riehle received $101,000. No other director or executive officer received compensation in excess of $100,000.

Directors and executive staff are allowed to use the Registrant's resort facilities and are provided various discounts on related purchases in accordance with hospitality industry standards. The Registrant has no other compensation plans for directors and executive officers.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

            Title of         Name of beneficial         Amount and nature of              Percent
             class                 owner                beneficial ownership              of class
            --------      -----------------------       --------------------              --------
            Common        Thomas L. Dempsey                   100.0%                       87.0%
            Common        Maureen Dempsey Trust                 6.5%                        6.5%
            Common        Diane Lynn Riehle Trust               6.5%                        6.5%

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

Item 13.  Certain Relationships and Related Transactions

As of December 31, 1996, present and past executive officers and/or directors of the Registrant have personally accounted for real estate sales totalling $2,748,000 since inception of the project. Other relationships and related transactions are described in Note 7 - Related Party Transactions of the Notes to the Financial Statements in Item 8 of this Form 10-K, which is incorporated herein by reference.

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

(b) The Registrant was not required to file a Form 8-K during the year ended December 31, 1996.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   SADDLEBROOK RESORTS, INC.
                                   -------------------------
                                        (Registrant)



Date: March 12, 1997                  /s/ Donald L. Allen
                                   ------------------------
                                          Donald L. Allen
                                  Vice President and Treasurer
                                    (Principal Financial and
                                       Accounting Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 12, 1997.



       /s/ Thomas L. Dempsey               /s/ Richard Boehning
    ----------------------------           -----------------------
           Thomas L. Dempsey                   Richard Boehning
         President and Chairman            Director and Executive
            of the Board                        Vice President
    (Principal Executive Officer)


       /s/ Gregory R. Riehle                /s/ Robert A. Shaw
    ----------------------------           -----------------------
           Gregory R. Riehle                    Robert A. Shaw
     Director and Vice President            Assistant Treasurer
                                              and Controller

Saddlebrook Resorts, Inc.



INDEX TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------------------------------------------
                                                                                                            PAGE
Financial Statements
--------------------

    SADDLEBROOK RESORTS, INC.

         Report of Independent Certified Public Accountants                                                  11
         Balance Sheets at December 31, 1996 and 1995                                                        12
         Statements of Income for each of the three years in
          the period ended December 31, 1996                                                                 13
         Statements of Changes in Shareholders' Equity for each of
          the three years in the period ended December 31, 1996                                              14
         Statements of Cash Flows for each of the three years in the
          period ended December 31, 1996                                                                     15
         Notes to Financial Statements                                                                       16-22

    SADDLEBROOK RENTAL POOL OPERATION

         Report of Independent Certified Public Accountants                                                  23
         Balance Sheets at December 31, 1996 and 1995                                                        24
         Statements of Operations for each of the three years
          in the period ended December 31, 1996                                                              25
         Statements of Changes in Participants' Fund Balance
          for each of the three years in the period ended
          December 31, 1996                                                                                  26
         Notes to Financial Statements                                                                       27-28

Financial Statement Schedules
-----------------------------

    Report of Independent Certified Public Accountants on
     Financial Statement Schedule                                                                            29
    Schedule II - Valuation and Qualifying Accounts and Reserves                                             30


             REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


March 12, 1997

To the Board of Directors and Shareholders of Saddlebrook Resorts, Inc.


In our opinion, the accompanying balance sheets and the related statements of income and changes in shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Saddlebrook Resorts, Inc. (the "Company") at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





PRICE WATERHOUSE LLP
Tampa, Florida

Saddlebrook Resorts, Inc.



BALANCE SHEETS
-------------------------------------------------------------------------------------------------------------------
                                                                                          DECEMBER 31,
                                                                                 1996                 1995
        ASSETS
Current assets:
   Cash and cash equivalents                                               $        418,197    $          40,702
   Escrowed cash                                                                    216,687              106,096
   Short-term escrowed investments                                                   99,796              399,635
   Trade accounts receivable, net of allowances for
    doubtful accounts of $96,548 and $122,976                                     3,456,189            3,349,779
   Due from related parties                                                         276,284              114,004
   Resort inventory and supplies                                                  1,459,095            1,472,689
   Prepaid expenses and other assets                                                375,209              526,424
                                                                           ----------------    -----------------
        Total current assets                                                      6,301,457            6,009,329


Long-term escrowed investments                                                      299,431              299,500
Property, buildings and equipment, net                                           22,720,248           22,580,998
Deferred charges, net of accumulated amortization of
 $334,736 and $212,470                                                              197,867              266,702
                                                                           ----------------    -----------------
                                                                           $     29,519,003    $      29,156,529
                                                                           ================    =================
        LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Current portion of notes payable                                        $        950,000    $       1,486,722
   Accounts payable                                                                 597,980            1,325,265
   Accrued rental distribution                                                    1,443,512            1,037,865
   Accrued payroll and related expenses                                             908,053              743,077
   Accrued interest                                                                 146,207              141,491
   Accrued taxes                                                                     83,372               43,178
   Guest deposits                                                                 1,090,718              798,444
   Escrowed deposits                                                                615,914              805,231
   Accrued expenses and other liabilities                                         1,023,305              676,566
   Due to related parties                                                           551,070            1,923,461
                                                                           ----------------    -----------------
        Total current liabilities                                                 7,410,131            8,981,300

Notes payable due after one year                                                 18,616,920           17,276,920
                                                                           ----------------    -----------------
        Total liabilities                                                        26,027,051           26,258,220
                                                                           ----------------    -----------------
Commitments and contingencies (Note 9)

Shareholders' equity:
   Common stock, $1.00 par value, 50,000 voting and
    50,000 nonvoting shares authorized, issued and outstanding                      100,000              100,000
   Additional paid-in capital                                                     1,013,127            1,013,127
   Accumulated earnings                                                           2,378,825            1,785,182
                                                                           ----------------    -----------------
        Total shareholders' equity                                                3,491,952            2,898,309
                                                                           ----------------    -----------------
                                                                           $     29,519,003    $      29,156,529
                                                                           ================    =================


               The accompanying Notes to Financial Statements are
                 an integral part of these financial statements.

Saddlebrook Resorts, Inc.


STATEMENTS OF INCOME
-------------------------------------------------------------------------------------------------------------------


                                                                              YEAR ENDED
                                                                             DECEMBER 31,
                                                           1996                  1995                 1994
Resort revenues                                      $     37,309,372      $     35,625,389    $      33,549,984
                                                     ----------------      ----------------    -----------------

Costs and expenses:
   Operating costs of resort                               25,683,947            24,342,402           22,811,961
   Sales and marketing                                      3,172,772             3,089,655            2,898,398
   General and administrative                               3,548,758             3,593,224            3,430,035
   Depreciation and amortization                            1,392,180             1,326,441            1,109,849
   Interest                                                 1,771,766             1,476,569            1,221,190
                                                     ----------------      ----------------    -----------------


      Total costs and expenses                             35,569,423            33,828,291           31,471,433
                                                     ----------------      ----------------    -----------------


Net income                                           $      1,739,949      $      1,797,098    $       2,078,551
                                                     ================      ================    =================





              The accompanying Notes to Financial Statements are
               an integral part of these financial statements.

Saddlebrook Resorts, Inc.



STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
-------------------------------------------------------------------------------------------------------------------
                                                                                                         TOTAL
                                             COMMON          ADDITIONAL           ACCUMULATED         SHAREHOLDERS'
                                              STOCK        PAID-IN CAPITAL          EARNINGS             EQUITY
Balance at December 31, 1993            $           500    $     1,112,627    $       783,189    $     1,896,316

Net income for the year                                                             2,078,551          2,078,551
Distribution to shareholder                                                        (1,168,698)        (1,168,698)
Common stock
   recapitalization (Note 1)                     99,500            (99,500)
                                        ---------------    ---------------    ---------------    ---------------
Balance at December 31, 1994                    100,000          1,013,127          1,693,042          2,806,169

Net income for the year                                                             1,797,098          1,797,098
Distributions to shareholders                                                      (1,704,958)        (1,704,958)
                                        ---------------    ---------------    ---------------    ---------------
Balance at December 31, 1995                    100,000          1,013,127          1,785,182          2,898,309

Net income for the year                                                             1,739,949          1,739,949
Distributions to shareholders                                                      (1,146,306)        (1,146,306)
                                        ---------------    ---------------    ---------------    ---------------
Balance at December 31, 1996            $       100,000    $     1,013,127    $     2,378,825    $     3,491,952
                                        ===============    ===============    ===============    ===============





        The accompanying Notes to Financial Statements are an integral part of these financial statements.

Saddlebrook Resorts, Inc.


STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------------------------------------------
                                                                                YEAR ENDED
                                                                               DECEMBER 31,
                                                                1996               1995                1994
Cash flows from operating activities:
   Net income                                              $     1,739,949    $     1,797,098    $     2,078,551
   Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                              1,392,180          1,326,441          1,109,849
      Loss (gain) on disposal of property, buildings
       and equipment                                                39,036              7,596               (600)
      Provision for doubtful accounts                               42,900             33,000             21,700
      Change in assets and liabilities:
        (Increase) decrease in:
           Escrowed cash                                          (110,591)            13,914            150,057
           Escrowed investments                                    299,908             82,920           (192,094)
           Trade accounts receivable                              (149,310)        (1,068,148)          (246,195)
           Due from related parties                               (162,280)             3,823             73,375
           Resort inventory and supplies                            13,594           (145,205)            (7,046)
           Prepaid expenses and other assets                       151,215            (80,624)           (79,332)
        Increase (decrease) in:
           Accounts payable                                       (727,285)           327,361            562,567
           Accrued rental distribution                             405,647           (227,991)           161,429
           Guest deposits                                          292,274             73,683             88,938
           Escrowed deposits                                      (189,317)           (96,834)            42,037
           Accrued expenses and other liabilities                  556,625           (487,368)            82,875
           Due to related parties                               (1,372,391)           599,362            (44,341)
                                                           ---------------    ---------------    ---------------
              Net cash provided by operating
               activities                                        2,222,154          2,159,028          3,801,770
                                                           ---------------    ---------------    ---------------
Cash flows from investing activities:
   Proceeds from sale of equipment                                   2,581              4,042              8,327
   Capital expenditures                                         (1,450,781)        (2,277,326)        (3,011,737)
                                                           ---------------    ---------------    ---------------
              Net cash used in investing activities             (1,448,200)        (2,273,284)        (3,003,410)
                                                           ---------------    ---------------    ---------------
Cash flows from financing activities:
   Proceeds from notes payable                                   2,290,000          2,926,284          1,415,676
   Payments on notes payable                                    (1,486,722)        (1,606,711)        (1,069,165)
   Distribution to shareholders                                 (1,146,306)        (1,704,958)          (818,698)
   Finance costs                                                   (53,431)           (55,159)           (33,543)
                                                           ---------------    ---------------    ---------------
              Net cash used in financing activities               (396,459)          (440,544)          (505,730)
                                                           ---------------    ---------------    ---------------

Net increase (decrease) in cash and cash equivalents               377,495           (554,800)           292,630
Cash and cash equivalents, beginning of year                        40,702            595,502            302,872
                                                           ---------------    ---------------    ---------------
Cash and cash equivalents, end of year                     $       418,197    $        40,702    $       595,502
                                                           ===============    ===============    ===============
SUPPLEMENTAL DISCLOSURE:
Cash paid for interest                                     $     1,767,050    $     1,455,764    $     1,196,447
                                                           ===============    ===============    ===============



              The accompanying Notes to Financial Statements are
               an integral part of these financial statements.

Saddlebrook Resorts, Inc.

NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


1.    THE COMPANY:

      Saddlebrook Resorts, Inc. (the "Company") was incorporated in the State of Florida in June 1979 at which time it purchased a golf course and tennis complex, as well as certain undeveloped land, located in Pasco County, Florida, which was developed as a resort-condominium and residential homes project. Property improvements for the resort consist of condominiums which were sold or are for sale to outside parties. The majority of the condominium units sold are provided as hotel accommodations by their owners under a Rental Pool and Agency Appointment Agreement. In addition, the resort facilities include two 18 hole golf courses, 45 tennis courts, three swimming pools, three restaurants, a 117,000 square foot convention facility with approximately 60,000 square feet of meeting space, a luxury health spa, a fitness center, shops and other facilities necessary for the operation of a luxury resort. The Company was purchased by its current majority shareholder in 1988.

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

      Effective October 1, 1995, the Company's sole shareholder gifted 6,500 nonvoting shares to each of two family trusts. The ownership percentages are 87%, 6.5% and 6.5% for the controlling shareholder and the two trusts, respectively.

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

Saddlebrook Resorts, Inc.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


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

      Expenditures for repairs and maintenance are charged to expense as incurred. With the retirement or other disposition of property, buildings and equipment, the cost of the assets and related accumulated depreciation amounts are removed from the accounts, and any resulting gains or losses are reflected in operations.

      Management periodically reviews the potential impairment of property, buildings and equipment in order to determine the proper carrying value of property, buildings and equipment as of each balance sheet date presented.

      Deferred charges

      In connection with the Company's refinancing of its debt during 1993 and further consolidation of debt through 1996, costs in the amount of $532,603 have been incurred and capitalized. These debt issuance costs are being amortized using a method that approximates the interest method over 5 years, the life of the related debt outstanding.

      Amortization expense for deferred charges amounted to $122,266, $92,531 and $80,891 for the years ended December 31, 1996, 1995 and 1994, respectively.

      Rental pool operations

      Resort revenues include rental revenues for condominium units owned by third parties participating in the rental pool. If these rental units were owned by the Company, normal costs associated with ownership such as depreciation, real estate taxes, maintenance, and other costs would have been incurred. Instead, resort operating expenses for the years ended December 31, 1996, 1995 and 1994 include rental pool distributions approximating $5,385,000, $5,285,000 and $4,985,000, respectively.

      Reclassifications

      Certain reclassifications have been made to the prior year financial statements to conform with current year presentation.

Saddlebrook Resorts, Inc.

NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


3.    ESCROWED CASH:

      Escrowed cash, restricted as to use, at December 31 is comprised of the following:

                                                                          1996           1995
      Rental pool unit owner deposits for maintenance
        reserve fund held in bank accounts which bear an
        interest rate of 2.20% (2.18% in 1995)                         $  194,287    $    76,314
      Security deposits held on long-term rentals                          22,400         29,782
                                                                       ----------    -----------
                                                                       $  216,687    $   106,096
                                                                       ==========    ===========



4.    ESCROWED INVESTMENTS:

      Escrowed investments at December 31 are comprised of the following:


                                                                          1996           1995
      Certificates of deposit                                          $       -     $    100,000
      U.S. Treasury Securities                                            399,227         599,135
                                                                       ----------    ------------
                                                                          399,227         699,135
      Less current portion                                                (99,796)       (399,635)
                                                                       ----------    ------------
                                                                       $  299,431    $    299,500
                                                                       ==========    ============


      Escrowed investments relate to rental pool unit owner deposits for the maintenance reserve fund which bear interest at rates ranging from 5.86% to 7.18%. Long term portions of these investments mature in 1998 through 2001.

5.    PROPERTY, BUILDINGS AND EQUIPMENT:

      Property, buildings and equipment at December 31 consist of the following:


                                                                                                    ESTIMATED
                                                                                                     USEFUL
                                                           1996                  1995                 LIVES
           Land and land improvements                $      4,591,278      $      4,478,982
           Buildings and recreational
            facilities                                     19,563,084            18,862,973           10-40
           Machinery and equipment                          7,600,876             7,587,232            2-15
           Construction in progress                           513,906               300,308
                                                     ----------------      ----------------
                                                           32,269,144            31,229,495
           Less accumulated depreciation                   (9,548,896)           (8,648,497)
                                                     ----------------      ----------------
                                                     $     22,720,248      $     22,580,998
                                                     ================      ================

Saddlebrook Resorts, Inc.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


      Substantially all property, buildings and equipment are mortgaged, pledged or otherwise subject to lien under loan agreements of the Company and certain related parties (Notes 6 and 9).

      Depreciation expense amounted to $1,269,914, $1,233,911 and $1,028,958 for the years ended December 31, 1996, 1995 and 1994, respectively.

      The Company leases certain equipment under operating leases. Some of the leases contain annual renewal options after the initial lease term. Lease expense amounted to $229,521, $297,545 and $371,441 for the years ended December 31, 1996, 1995 and 1994, respectively. Future minimum lease payments for noncancelable operating leases with initial lease terms in excess of one year approximate:


           1997                                                  $  83,983
           1998                                                      4,956
           1999                                                        826
           2000 and thereafter                                       -
                                                                 ---------
                                                                 $  89,765
                                                                 =========


6.    NOTES PAYABLE:

      Notes payable at December 31 consist of the following:

                                                                                     1996            1995
      Note payable to bank secured by all real and personal property and subsequently acquired real and personal property, guaranteed by
      Saddlebrook International Tennis, Inc. ("SIT") and majority shareholder, at 8.875% (8.75% in 1995), principal due in annual installments of
      $950,000 through 1997, balance due in 1998                                  $  19,566,920    $  18,226,920

      Line of credit payable to bank, secured by all real and personal property and subsequently acquired real and personal property, guaranteed by SIT and majority shareholder, at prime + 1% (9.5% at December 31, 1995),
      principal paid in 1996                                                             -               500,000

      Notes payable under various capital leases                                         -                36,722
                                                                                  -------------    -------------
                                                                                     19,566,920       18,763,642
      Less current portion                                                             (950,000)      (1,486,722)
                                                                                  -------------    -------------
                                                                                  $  18,616,920    $  17,276,920
                                                                                  =============    =============


      The $19,566,920 note payable agreement requires, among other things, that the Company and its affiliates on a consolidated basis maintain tangible net worth, as defined, of $1,500,000 as of December 31, 1996 and a debt service coverage ratio of 125% over the term of the loan. The agreement also contains restrictive covenants regarding lease agreements, assignment of contracts, capital expenditures, and other indebtedness.

Saddlebrook Resorts, Inc.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


      Principal maturities of notes payable are due as follows: 1997 - $950,000 and 1998 - $18,616,920.

      Accrued interest outstanding on the Company's notes payable was $146,207 and $141,491 at December 31, 1996 and 1995, respectively.

7.    RELATED PARTY TRANSACTIONS:

      SIT, solely owned by the Company's majority shareholder, is a tennis academy operating at the resort. The Company is reimbursed for expenses paid on behalf of SIT. In addition, certain operating expenses are allocated to SIT which amounted to approximately $1,908,000, $1,557,000 and $1,382,000 for the years ended December 31, 1996, 1995 and 1994, respectively. As of December 31, 1996, a net receivable of $78,433 was due from SIT for accounting, management and other services provided, as well as for operating cash transfer transactions. At December 31, 1995, a net payable amounting to $1,481,059 was due SIT relating to amounts borrowed by SIT held by the Company and for other operating cash transfer transactions (Note 9).

      Saddlebrook Investments, Inc. ("SII"), solely owned by the Company's majority shareholder, is a broker/dealer for sales of Saddlebrook Resort condominium units. Saddlebrook Realty, Inc., solely owned by the Company's majority shareholder, is a broker/dealer for the sale of other general real estate. The Company provided certain accounting, management and other services to these companies which amounted to $14,400, $13,920 and $13,920 for each of the three years ended December 31, 1996. At December 31, 1996 and 1995, a net payable of approximately $201,000 and $92,400, respectively, was due these companies for brokerage services and operating cash transfers provided to the Company.

      The Company performs certain accounting and property management activities on behalf of the Saddlebrook Resort Condominium Association (the "Association") and is reimbursed for expenses paid on behalf of the Association. Expenses paid on behalf of and services provided to the Association amounted to $946,900, $935,686 and $943,648 for the years ended December 31, 1996, 1995 and 1994, respectively. The Association also charges the Company certain amounts for condominium assessments. At December 31, 1996 and 1995, a net receivable of $134,119 and $15,060, respectively, was due from the Association for accounting, management and other services rendered.

      Dividends declared to the Company's shareholder during 1994 in the amount of $350,000 were unpaid as of December 31, 1996. This distribution payable is reflected as a distribution in the Statements of Changes in Shareholders' Equity and as a payable due to related parties in the Balance Sheets.

      These related party amounts are included in the due from/to related parties captions in the accompanying Balance Sheets. Due from related parties also consists of other miscellaneous receivables and employee advances owed the Company of $63,732 and $98,944 at December 31, 1996 and 1995, respectively.

Saddlebrook Resorts, Inc.

NOTES TO FINANCIAL STATEMENTS
------------------------------------------------------------------------------


8.    INCOME TAXES:

      Effective February 1, 1990, the Company elected S Corporation status for federal and state income tax purposes. As of December 31, 1996, the Company has approximately $502,000 and $470,000 in book and tax net operating loss carryforwards, respectively, which expire in 2002 available only to offset future C Corporation taxable income.

9.    COMMITMENTS AND CONTINGENCIES:

      Litigation

      On May 12, 1989, a judgment was entered against the Company in the amount of $8,082,000 relating to damages to adjacent property owners for surface water effects as a result of past development. In addition, an injunction was entered to remediate damages relating thereto.

      On March 18, 1992, the Florida Second District Court of Appeal issued an opinion reversing and vacating the jury verdict and judgment against the Company and ordered a new trial. On December 7, 1994, the trial court heard oral argument on the merits of the Company's motion for summary judgments based on collateral estoppel and ruled in the Company's favor. On December 23, 1994, the plaintiffs filed a motion seeking clarification of the court's December 7, 1994 ruling. Thereafter, on January 5, 1995 the Company filed its response in opposition to that motion. On January 7, 1995 the court entered an order granting summary judgment in favor of the Company and dismissing the action. Oral argument on said appeal was heard on February 21, 1996. On August 16, 1996, the appellate court issued its opinion affirming and reversing, in part, the trial court's grant of summary judgment to the Company. On November 19, 1996, the Company filed a motion to determine the issues that remain for retrial. Oral argument for that motion is scheduled for April 4, 1997. No trial date has been set. Management currently believes that the Company's position in further litigation would be meritorious.

      The Company is involved in other litigation in the ordinary course of business. In the opinion of management, these matters are adequately covered by insurance or indemnification from other third parties and/or the effect, if any, of these claims is not material to the reported financial condition or results of operations of the Company as of December 31, 1996.

      Loan guarantees

      The Company is contingently liable for the notes payable to a bank in the amount of $679,000 maturing in 1998 recorded by SIT, a related party, and $270,000 maturing in 1998 received by the majority shareholder of the Company.

Saddlebrook Resorts, Inc.

NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

      Insurance pool

      The Company has pooled its risks with other resorts by forming an insurance purchasing group in which they retain an equity interest and to which they pay insurance premiums. The Company's ownership is less than 8% and all amounts contributed as capital ($122,950 as of December 31, 1996) are reflected as prepaid expenses and other assets in the accompanying Balance Sheets. The Company's investment approximates the proportionate net book value of the insurance company as of December 31, 1996. The Company may withdraw from the risk pool at any renewal date (annually).

             REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


March 12, 1997

To the Board of Directors of Saddlebrook
Resorts, Inc., as Operators under the Saddlebrook
Rental Pool and Agency Appointment Agreement


In our opinion, the accompanying balance sheets and the related statements of operations and of changes in participants' fund balance present fairly, in all material respects, the financial position of the Saddlebrook Rental Pool Operation (funds created for participants who have entered into a rental pool agreement as explained in Note 1) at December 31, 1996 and 1995, and the results of its operations and the changes in participants' fund balance for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the rental pool's operators; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





PRICE WATERHOUSE LLP
Tampa, Florida

Saddlebrook Rental Pool Operation




BALANCE SHEETS
-------------------------------------------------------------------------------------------------------------------


                                DISTRIBUTION FUND

                                                                                         DECEMBER 31,
                                                                                   1996                1995
      ASSETS
Receivable from Saddlebrook Resorts, Inc.                                     $     1,381,418    $     1,017,332
                                                                              ===============    ===============

      LIABILITIES AND PARTICIPANTS' FUND BALANCE

Due to participants for rental pool distribution                              $     1,132,612    $       832,926
Due to maintenance escrow fund                                                        248,806            184,406
Participants' fund balance                                                            -                  -
                                                                              ---------------    ---------------


                                                                              $     1,381,418    $     1,017,332
                                                                              ===============    ===============


                             MAINTENANCE ESCROW FUND

                                                                                         DECEMBER 31,
                                                                                   1996                1995

      ASSETS

Cash in bank                                                                  $       194,287    $        76,314
Investments                                                                           399,227            699,135
Receivables:
   Distribution fund                                                                  248,806            184,406
   Interest                                                                             5,606              8,633
   Prepaid maintenance                                                                335,381            146,932
                                                                              ---------------    ---------------


                                                                              $     1,183,307    $     1,115,420
                                                                              ===============    ===============

      LIABILITIES AND PARTICIPANTS' FUND BALANCE

Accounts payable                                                              $        36,998    $        97,651
Participants' fund balance                                                          1,146,309          1,017,769
                                                                              ---------------    ---------------


                                                                              $     1,183,307    $     1,115,420
                                                                              ===============    ===============



              The accompanying Notes to Financial Statements are
               an integral part of these financial statements.

Saddlebrook Rental Pool Operation



STATEMENTS OF OPERATIONS
-------------------------------------------------------------------------------------------------------------------

                                DISTRIBUTION FUND

                                                                              YEAR ENDED
                                                                             DECEMBER 31,
                                                           1996                  1995                 1994
Rental pool revenue                                  $     13,309,993      $     13,126,672    $      12,145,192
                                                     ----------------      ----------------    -----------------

Deductions:
   Marketing fee                                              998,250               984,500              910,890
   Management fee                                           1,663,750             1,640,834            1,518,149
   Travel agent commissions                                   634,791               710,063              457,200
   Credit card expense                                        141,660               123,672              125,878
                                                     ----------------      ----------------    -----------------

                                                            3,438,451             3,459,069            3,012,117
                                                     ----------------      ----------------    -----------------

Net rental income                                           9,871,542             9,667,603            9,133,075

Operator share of net rental income                        (4,442,194)           (4,350,421)          (4,109,884)
Other revenues (expenses):
   Complimentary room revenues                                109,961               104,623               92,283
   Minor repairs and replacements                            (154,318)             (136,749)            (130,793)
                                                     ----------------      ----------------    -----------------

Amounts available for distribution to
 participants and maintenance
 escrow fund                                         $      5,384,991      $      5,285,056    $       4,984,681
                                                     ================      ================    =================


              The accompanying Notes to Financial Statements are
               an integral part of these financial statements.

Saddlebrook Rental Pool Operation



STATEMENTS OF CHANGES IN PARTICIPANTS' FUND BALANCE
-------------------------------------------------------------------------------------------------------------------


                                             DISTRIBUTION FUND

                                                                                YEAR ENDED
                                                                               DECEMBER 31,
                                                                1996               1995                1994
Balance, beginning of period                               $       -          $       -          $       -

Additions:
   Amounts available for distribution                            5,384,991          5,285,056          4,984,681

Reductions:
   Amounts withheld for maintenance
    escrow fund                                                   (942,797)          (934,635)          (874,797)
   Amounts accrued or paid to participants                      (4,442,194)        (4,350,421)        (4,109,884)
                                                           ---------------    ---------------    ---------------


Balance, end of period                                     $       -          $       -          $       -
                                                           ===============    ===============    ===============





                                          MAINTENANCE ESCROW FUND

                                                                                YEAR ENDED
                                                                               DECEMBER 31,
                                                                1996               1995                1994

Balance, beginning of period                               $     1,017,769    $       999,356    $     1,048,576

Additions:
   Amount withheld from distribution fund                          942,797            934,635            874,797
   Unit upgrade payments                                            69,773             93,302            119,647
   Interest earned                                                  43,744             48,724             29,856

Reductions:
   Unit renovations                                               (558,141)           (51,577)          (360,523)
   Refunds of excess amounts in escrow accounts                    (39,321)          (418,770)          (448,844)
   Maintenance charges                                            (263,948)          (499,359)          (160,721)
   Linen amortization                                              (66,364)           (88,542)          (103,432)
                                                           ---------------    ---------------    ---------------


Balance, end of period                                     $     1,146,309    $     1,017,769    $       999,356
                                                           ===============    ===============    ===============



               The accompanying Notes to Financial Statements are
                 an integral part of these financial statements.

Saddlebrook Rental Pool Operation

NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


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

       Rental pool participants and Saddlebrook share rental revenues according to the provisions of the Agreement. Net Rental Income shared consists of rentals received less a marketing surcharge of 7 1/2%, a 12 1/2% management fee, travel agent commissions and credit card expense. Saddlebrook receives 45% of Net Rental Income as operator of the Rental Pool. The remaining 55% of Net Rental Income after adjustments for complimentary room revenues (ten percent of the normal unit rental price paid by Saddlebrook for promotional use of the unit) and certain minor repair and replacement charges is available for distribution to the participants and maintenance escrow fund based upon each participants' respective participation factor (computed using the value of a furnished unit and the number of days it was available to the pool). Quarterly, 45% of Net Rental Income is distributed to participants, and 10%, as adjusted for complimentary room revenues and minor interior maintenance and replacement charges, is deposited in an escrow account until a maximum of 20% of the existing value of the individual owner's furniture package has been accumulated. Excess escrow balances are refunded to participants.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

       Basis of accounting

       The accounting records of the funds are maintained on the accrual basis of accounting.

       Investments

       Investments consist of certificates of deposits and U.S. Treasury Securities which bear interest at rates ranging from 5.86% to 7.18% (4.38% to 7.13% for 1995). At December 31, 1996 and 1995, investments of $99,796 and $399,635, respectively, mature in one year or less.

Saddlebrook Rental Pool Operation

NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

       Income taxes

       No federal or state taxes have been reflected in the accompanying financial statements as the tax effect of fund activities accrues to the rental pool participants and operator.

             REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                       ON FINANCIAL STATEMENT SCHEDULE



March 12, 1997

To the Board of Directors of
Saddlebrook Resorts, Inc.


Our audits of the financial statements referred to in our report dated March 12, 1997 appearing on page 11 also included an audit of the Financial Statement Schedule listed in Item 8 on page 6 of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements.





PRICE WATERHOUSE LLP
Tampa, Florida

Saddlebrook Resorts, Inc.                                          Schedule II



VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
------------------------------------------------------------------------------------------

                                                   ADDITIONS
                                   BALANCE AT       CHARGED                       BALANCE
                                    BEGINNING     TO COSTS AND                    AT END
                                    OF PERIOD       EXPENSES      DEDUCTIONS     OF PERIOD
YEAR ENDED DECEMBER 31, 1994

   Amortization of Debt Issue
    Costs                        $    39,048     $    80,891    $        -     $  119,939

YEAR ENDED DECEMBER 31, 1995

   Amortization of Debt Issue
    Costs                        $   119,939     $    92,531    $        -     $  212,470

YEAR ENDED DECEMBER 31, 1996

   Amortization of Debt Issue
    Costs                        $   212,470     $   122,266    $        -     $  334,736


                                       INDEX TO EXHIBITS

                                                                                    Sequential
                                                                                    Page Number
                                                                                    -----------
Number and Description of Exhibit
---------------------------------
3.1  Articles of Incorporation of Saddlebrook Resorts, Inc., a Florida
     corporation (incorporated by reference to Exhibit A*).

3.2 Corporate By-laws of Saddlebrook Resorts, Inc. (incorporated by reference to Exhibit B*).

4.   Declaration of Condominium, together with the following:
     (1) Articles of Incorporation of the Saddlebrook Association of
     Condominium Owners, Inc. a Florida non-profit corporation;
     (2) By-laws of the Saddlebrook Association of Condominium
     Owners, Inc., and (3) Rules and Regulations of the Saddlebrook
     Association of Condominium Owners, Inc. (incorporated by reference to Exhibit C*).

10.1 Management Contract between Saddlebrook Resorts, Inc. and the
     Saddlebrook Association of Condominium Owners, Inc. (incorporated by reference to Exhibit C*).

10.2 Saddlebrook Rental Pool and Agency Appointment Agreement.                      32

10.3 Saddlebrook Rental Management Agency Employment (incorporated by reference to Exhibit E*).

10.4 Form of Purchase Agreement (incorporated by reference to Exhibit H*).

10.5 Form of Deed (incorporated by reference to Exhibit I*).

10.6 Form of Bill of Sale (incorporated by reference to Exhibit J*).

27.  Financial Data Schedule (SEC use only).                                        36

28.  Interest Being Registered. Pages 21 and 22 of the Post-Effective
     Amendment No. 9 to Registration Statement on Form S-1 No. 2-65481
     filed by the Registrant on March 25, 1986.                                     37


* Identification of exhibit incorporated by reference from the Registration Statement No. 265481 previously filed by Registrant, effective
  December 28, 1979.