Form 10-Q
period 1997-03-31
SADDLEBROOK RESORTS INC
filed 1997-05-12
CIK 313151

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q

         (Mark one)
         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 1997
                              OR
         ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from      to
                                            ------  ------

          COMMISSION FILE NUMBER: No 1934 act file number assigned
                         (1933 act file no. 2-65481)

                          SADDLEBROOK RESORTS, INC.
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)

         Florida                                         59-1917822
------------------------                     ---------------------------------
(State of incorporation)                     (IRS employer identification no.)

           5700 Saddlebrook Way, Wesley Chapel, Florida 33543-4499
           -------------------------------------------------------
                  (Address of principal executive offices)

                                  813-973-1111
              ---------------------------------------------------
              (Registrant's telephone number, including area code)

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


                                     INDEX
                                                                                                                    Page
                                                                                                                    ----
PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Saddlebrook Resorts, Inc.
                    Balance Sheets at March 31, 1997 and December 31, 1996                                            3
                    Statements of Operations for the three months ended
                      March 31, 1997 and 1996                                                                         4
                    Statements of Cash Flows for the three months ended
                      March 31, 1997 and 1996                                                                         5
                    Notes to Financial Statements                                                                     6

                  Saddlebrook Rental Pool Operation
                    Balance Sheets at March 31, 1997 and December 31, 1996                                            8
                    Statements of Operations for the three months ended
                      March 31, 1997 and 1996                                                                         9
                    Statements of Changes in Participants' Fund Balance for the
                      three months ended March 31, 1997 and 1996                                                     10

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                  Saddlebrook Resorts, Inc.                                                                          11
                  Saddlebrook Rental Pool Operation                                                                  12


PART II - OTHER INFORMATION

         Item 1.  Legal Proceedings                                                                                  12

         Item 6.  Exhibits and Reports on Form 8-K                                                                   13




                        PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                          SADDLEBROOK RESORTS, INC.
                                BALANCE SHEETS
                                 (Unaudited)



                                                                              March 31,                 December 31,
                                                                                1997                        1996
                                                                             -----------                -----------
         Assets
Current assets:
     Cash and cash equivalents                                               $ 2,431,373                $   418,197
     Escrowed cash deposits                                                      401,671                    216,687
     Escrowed short-term investments                                              99,796                     99,796
     Accounts receivable, net                                                  8,104,186                  3,456,189
     Related parties receivable                                                  157,137                    276,284
     Inventory and supplies                                                    1,447,223                  1,459,095
     Prepaid expenses and other assets                                           388,900                    375,209
                                                                             -----------                -----------
         Total current assets                                                 13,030,286                  6,301,457
Escrowed long-term investments                                                   299,431                    299,431
Property, buildings and equipment, net                                        23,124,015                 22,720,248
Deferred charges, net                                                            164,072                    197,867
                                                                             -----------                -----------

                                                                             $36,617,804                $29,519,003
                                                                             ===========                ===========
         Liabilities and Shareholders' Equity
Current liabilities:
     Current portion of notes payable                                        $   950,000                $   950,000
     Escrowed deposits                                                           800,898                    615,914
     Accounts payable                                                            882,516                    597,980
     Accrued rental distribution                                               2,727,994                  1,443,512
     Accrued payroll and related expenses                                        690,300                    908,053
     Accrued interest                                                            149,537                    146,207
     Accrued taxes                                                               285,505                     83,372
     Guest deposits                                                              892,881                  1,090,718
     Other liabilities and accrued expenses                                      875,780                  1,023,305
     Due to related parties                                                    2,431,038                    551,070
                                                                             -----------                -----------
         Total current liabilities                                            10,686,449                  7,410,131
Notes payable due after one year                                              18,616,920                 18,616,920
                                                                             -----------                -----------
         Total liabilities                                                    29,303,369                 26,027,051
                                                                             -----------                -----------
Shareholders' equity:
     Common stock, $1.00 par value, 100,000 shares
       authorized and outstanding                                                100,000                    100,000
     Additional paid-in capital                                                1,013,127                  1,013,127
     Accumulated earnings                                                      6,201,308                  2,378,825
                                                                             -----------                -----------
         Total shareholders' equity                                            7,314,435                  3,491,952
                                                                             -----------                -----------

                                                                             $36,617,804                $29,519,003
                                                                             ===========                ===========




              The accompanying Notes to Financial Statements are
                an integral part of these financial statements

                          SADDLEBROOK RESORTS, INC.
                           STATEMENTS OF OPERATIONS
                                 (Unaudited)



                                                                                            Three months ended
                                                                                                  March 31,
                                                                                      -----------------------------
                                                                                          1997             1996
                                                                                      -----------       -----------
Revenues                                                                              $15,431,844       $12,340,859
                                                                                      -----------       -----------

Costs and expenses:
   Operating costs                                                                      8,893,226         7,334,899
   Sales and marketing                                                                    962,386           841,162
   General and administrative                                                             957,939           960,688
   Depreciation and amortization                                                          362,585           340,553
   Interest                                                                               418,493           420,547
                                                                                      -----------       -----------

     Total costs and expenses                                                          11,594,629         9,897,849
                                                                                      -----------       -----------

Net income                                                                              3,837,215         2,443,010

Distribution to shareholder                                                               (14,732)          (11,763)

Accumulated earnings at beginning of period                                             2,378,825         1,785,182
                                                                                      -----------       -----------

Accumulated earnings at end of period                                                 $ 6,201,308       $ 4,216,429
                                                                                      ===========       ===========





              The accompanying Notes to Financial Statements are
                an integral part of these financial statements

                          SADDLEBROOK RESORTS, INC.
                           STATEMENTS OF CASH FLOWS
                                 (Unaudited)




                                                                                          Three months ended
                                                                                               March 31,
                                                                                      -----------------------------
                                                                                          1997             1996
                                                                                      -----------       -----------
Operating activities:
     Net income                                                                       $ 3,837,215       $ 2,443,010
     Non-cash items included in net income:
         Provision for doubtful accounts                                                   12,300             9,300
         Loss (gain) on sale of assets                                                          -            (1,081)
         Depreciation and amortization                                                    362,585           340,553
     Decrease (increase) in:
         Accounts receivable                                                           (4,660,297)       (1,817,398)
         Inventory and supplies                                                            11,872            80,771
         Prepaid expenses and other assets                                                (13,691)          106,946
     Increase (decrease) in:
         Accounts payable                                                                 284,536          (515,527)
         Accrued expenses and other liabilities                                           926,830           732,522
         Net payable to related parties                                                 1,999,115           205,405
                                                                                      -----------       -----------
                                                                                        2,760,465         1,584,501
                                                                                      -----------       -----------
Investing activities:
     Proceeds from sale of assets                                                               -             2,581
     Capital expenditures                                                                (732,557)         (249,692)
                                                                                      -----------       ------------
                                                                                         (732,557)         (247,111)
                                                                                      -----------       ------------

Financing activities:
     Notes payable borrowings                                                                   -         1,540,000
     Payments on notes payable                                                                  -          (511,123)
     Financing costs                                                                            -           (29,992)
     Distribution to shareholders                                                         (14,732)          (11,763)
                                                                                      -----------       -----------
                                                                                          (14,732)          987,122
                                                                                      -----------       -----------

Net increase in cash                                                                    2,013,176         2,324,512
Cash at beginning of period                                                               418,197            40,702
                                                                                      -----------       -----------

Cash at end of period                                                                 $ 2,431,373       $ 2,365,214
                                                                                      ===========       ===========

Supplemental disclosure:
     Cash paid for interest                                                           $   430,810       $   418,949
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

These financial statements and related notes are presented for interim periods in accordance with the requirements of Form 10-Q and consequently, do not include all disclosures normally provided in the Registrant's Annual Report on Form 10-K. Accordingly, these financial statements and related notes should be read in conjunction with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.





Note 2.  Accounts Receivable
                                                                              March 31,                 December 31,
                                                                                 1997                       1996
                                                                             -----------                -----------
     Trade accounts receivable                                               $ 8,213,034                $ 3,552,737
     Less reserve for bad debts                                                 (108,848)                   (96,548)
                                                                             -----------                -----------

                                                                             $ 8,104,186                $ 3,456,189
                                                                             ===========                ===========


Note 3.  Fixed Assets
                                                                              March 31,                 December 31,
                                                                                 1997                       1996
                                                                             -----------                -----------

       Land and land improvements                                            $ 4,591,278                $ 4,591,278
       Buildings and recreational facilities                                  19,564,552                 19,563,084
       Furnishings and equipment                                               7,653,310                  7,600,876
       Construction in progress                                                1,192,562                    513,907
                                                                             -----------                -----------
                                                                              33,001,702                 32,269,145
       Less accumulated depreciation                                          (9,877,687)                (9,548,897)
                                                                             -----------                -----------

                                                                             $23,124,015                $22,720,248
                                                                             ===========                ===========




Note 4.  Deferred Charges
                                                                              March 31,                 December 31,
                                                                                1997                         1996
                                                                             -----------                -----------
       Debt issue costs                                                      $   532,603                $   532,603
       Less accumulated amortization                                            (368,531)                  (334,736)
                                                                             -----------                -----------

                                                                             $   164,072                $   197,867
                                                                             ===========                ===========


Note 5.  Notes Payable
                                                                              March 31,                 December 31,
                                                                                1997                        1996
                                                                             -----------                -----------

       Note payable to bank, variable rate currently 8.875%                  $19,566,920                $19,566,920
       Less current portion                                                     (950,000)                  (950,000)
                                                                             -----------                -----------

                                                                             $18,616,920                $18,616,920
                                                                             ===========                ===========


The Registrant is also the guarantor of amounts that are owed by its majority shareholder and an affiliated company of $270,000 and $679,000, respectively, at March 31, 1997.


Note 6.  Income Taxes

The Registrant has elected S Corporation status. Accordingly, the Registrant has had no income tax expense since the election as the tax is assessed at the shareholder level.

                      SADDLEBROOK RENTAL POOL OPERATION
                                BALANCE SHEETS
                                 (Unaudited)

                              DISTRIBUTION FUND



                                                                               March 31,                December 31,
                                                                                 1997                      1996
                                                                              ----------                -----------
         Assets
Receivable from Saddlebrook Resorts, Inc                                      $2,549,709                 $1,381,418
                                                                              ==========                 ==========

         Liabilities and Participants' Fund Balance
Due to participants                                                           $2,075,563                 $1,132,612
Due to maintenance escrow fund                                                   474,146                    248,806
Participants' fund balance                                                            --                         --
                                                                              ----------                 ----------

                                                                              $2,549,709                 $1,381,418
                                                                              ==========                 ==========


                            MAINTENANCE ESCROW FUND

                                                                               March 31,                December 31,
                                                                                 1997                        1996
                                                                              ----------                 ----------
         Assets
Cash and cash equivalents                                                     $  386,621                 $  194,287
Investments                                                                      399,227                    399,227
Receivables:
     Distribution fund                                                           474,146                    248,806
     Interest                                                                      2,534                      5,606
Prepaid maintenance                                                              335,285                    335,381
                                                                              ----------                 ----------

                                                                              $1,597,813                 $1,183,307
                                                                              ==========                 ==========

         Liabilities and Participants' Fund Balance
Accounts payable                                                              $   58,854                 $   36,998
Participants' fund balance                                                     1,538,959                  1,146,309
                                                                              ----------                 ----------

                                                                              $1,597,813                 $1,183,307
                                                                              ==========                 ==========


                      SADDLEBROOK RENTAL POOL OPERATION
                           STATEMENTS OF OPERATIONS
                                 (Unaudited)



                                                                                           Three months ended
                                                                                                 March 31,
                                                                                      -----------------------------
                                                                                          1997             1996
                                                                                      -----------       -----------
Rental pool revenue                                                                   $ 6,168,240       $ 4,760,070
                                                                                      -----------       -----------
Deductions:
     Marketing expense                                                                    462,618           357,005
     Management expense                                                                   771,030           595,009
     Travel agent commissions                                                             262,325           217,009
     Credit card expense                                                                   56,904            34,783
     Bad debt expense                                                                       3,000                 -
                                                                                      -----------       -----------
                                                                                        1,555,877         1,203,806
                                                                                      -----------       -----------

Net rental income                                                                       4,612,363         3,556,264
Less operator share of net rental income                                               (2,075,563)       (1,600,319)
Other revenues (expenses):
     Complimentary room revenues                                                           43,862            30,267
     Minor repairs and replacements                                                       (30,953)          (33,560)
                                                                                      -----------       -----------

Amount available for distribution                                                     $ 2,549,709       $ 1,952,652
                                                                                      ===========       ===========



                      SADDLEBROOK RENTAL POOL OPERATION
             STATEMENTS OF CHANGES IN PARTICIPANTS' FUND BALANCE
                                 (Unaudited)

                              DISTRIBUTION FUND



                                                                                           Three months ended
                                                                                                 March 31,
                                                                                      -----------------------------
                                                                                          1997             1996
                                                                                      -----------       -----------
Balance at beginning of period                                                        $        --       $        --

Additions:
     Amount available for distribution                                                  2,549,709         1,952,652

Reductions:
     Amount withheld for maintenance escrow fund                                       (2,075,563)         (352,333)
     Amount accrued or paid to participants                                              (474,146)       (1,600,319)
                                                                                      -----------       -----------

Balance at end of period                                                              $        --       $        --
                                                                                      ===========       ===========



                            MAINTENANCE ESCROW FUND

                                                                                            Three months ended
                                                                                                   March 31,
                                                                                      -----------------------------
                                                                                          1997             1996
                                                                                      -----------       -----------
Balance at beginning of period                                                        $ 1,146,309       $ 1,017,769

Additions:
     Amount withheld from distribution fund                                               474,146           352,333
     Unit owner payments                                                                   36,625            34,570
     Interest earned                                                                        7,821            11,252

Reductions:
     Escrow account refunds                                                               (26,448)          (23,966)
     Maintenance charges                                                                  (23,239)          (48,181)
     Unit renovations                                                                     (42,132)           (6,390)
     Linen replacement                                                                    (34,123)          (16,600)
                                                                                      -----------       -----------

Balance at end of period                                                              $ 1,538,959       $ 1,320,787
                                                                                      ===========       ===========



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                       Liquidity and Capital Resources

The Registrant's operations are seasonal with the highest volume of sales occurring during the first quarter of each calendar year. The second and fourth quarters have historically had marginal financial performance, and the third quarter has historically had the lowest volume of sales of the fiscal period. Accordingly, the Registrant experienced an improvement in its financial condition as of March 31, 1997 when compared with its fiscal year-end of December 31, 1996. The primary effect of this seasonal period was an increase in cash, accounts receivable and accumulated earnings.

The Registrant constructed a new fitness center in 1996 and is completing an upgrade of the previous fitness center area into a luxury spa at a total projected aggregate cost of $1,100,000. Several other minor capital improvements have been performed. However, there were no other major capital additions or improvements during the three months ended March 31, 1997. No other significant capital projects are anticipated in the remaining fiscal period. Future operating costs and planned expenditures for minor additions and improvements are expected to be funded by the resort operations of the Registrant or by additional financing within the terms of the Registrant's debt agreement.

The Registrant's debt agreement includes a line of credit of $1,500,000 which is limited to the value of certain accounts receivable, inventories and equipment of the Registrant and an affiliate. As of March 31, 1997, this full line of credit was unrestricted, and no draws were outstanding (see Note 5. Notes Payable of the Notes to Financial Statements in Part I, Item 1 of this Form 10-Q, which is incorporated herein by reference).

The Registrant has additional financing that is available related to the matter that is discussed in Part II, Item 1. Legal Proceedings of this Form 10-Q, which is incorporated herein by reference.

                            Results of Operations

Total revenues increased $3,091,000 or 25% for the first quarter of 1997 when compared with the same period in 1996. This was a result of increases in occupied unit nights, the average daily rate and the number of guests at the resort for the current period over the same period the previous year. Anticipated occupied unit nights for the remainder of 1997 are expected to slightly exceed the prior year's level. Projections for occupied unit nights in 1998 and subsequent fiscal periods are expected to remain at the resort's current volume of business.

Net income for the first quarter of 1997 increased $1,394,000 or 57% over the same period in 1996. This improvement is a direct result of the increase in revenue which was partially offset by increases in general costs of operations.

Due to the seasonal business of the Registrant, the results of operations for the interim period shown in this report are not necessarily indicative of results to be expected for the full fiscal period.

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

The average occupancies for the quarters ended March 31, 1997 and 1996 were 74% and 54%, respectively. The average distributions of net rental income per participating condominium unit for the same periods were $4,661 and $3,583, respectively. This increase in average net rental income was primarily due to the increases in average occupancy and average daily rate.


                         PART II - OTHER INFORMATION

Item 1. Legal Proceedings

PORTER, ET AL V. SADDLEBROOK RESORTS, INC. Circuit Court for the Sixth Judicial Circuit, in and for Pasco County, Florida, Case no: 83-1860.

On May 12, 1989, a judgment was entered against the Registrant in the amount of $8,082,000 relating to damages to adjacent property for surface water effects. In addition, an injunction was entered to remediate damages relating thereto.

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

On October 16, 1990, the Registrant filed a Motion for Relief from Judgment, which sought a new trial on the ground that newly-discovered evidence established that the jury's verdict was based upon false testimony by one of the plaintiffs' trial experts. On December 18, 1990, the trial court entered an order granting the Registrant's Motion for Relief from Judgment and awarding a new trial.

On March 18, 1992, the Second District Court of Appeal reversed the judgment against the Registrant due to other legal errors in the trial. The appeals court let stand the trial court's grant of a new trial on the false testimony. On December 22, 1993, the Registrant filed a Motion for Summary Judgment in the trial court on the grounds that the findings in its favor by an administrative law judge in a related proceeding barred further litigation of this matter. The trial court entered an Order Granting Summary Judgment and dismissed the action on January 7, 1995. On August 16, 1996, the Florida Second District Court of Appeal filed an opinion affirming in part, and reversing in part, the Summary Judgment and remanding the case to the trial court for a determination of whether the complaint remains viable. Management believes that the Registrant's position in further litigation would be meritorious.

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

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits:
              Exhibit 27 - Financial Data Schedule (for SEC use only)

         (b) The Registrant was not required to file a Form 8-K during the three months ended March 31, 1997.



                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                  SADDLEBROOK RESORTS, INC.
                                               -------------------------------
                                                        (Registrant)



Date:  May 12, 1997                                   /s/ Donald L. Allen
       ------------                            --------------------------------
                                                         Donald L. Allen
                                                  Vice President and Treasurer
                                                    (Principal Financial and
                                                       Accounting Officer)