Form 10-Q
period 1997-06-30
SADDLEBROOK RESORTS INC
filed 1997-08-13
CIK 313151

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q



   (Mark one)

       (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended June 30, 1997

                                      OR

      (  )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934
            For the transition period from            to
                                          ------------  ------------


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



                                813-973-1111
            ----------------------------------------------------
            (Registrant's telephone number, including area code)



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

                                     INDEX


                                                                                                                     Page
                                                                                                                     ----
PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Saddlebrook Resorts, Inc.
                    Balance Sheets at June 30, 1997 and December 31, 1996                                             3
                    Statements of Operations for the three months and six months
                      ended June 30, 1997 and 1996                                                                    4
                    Statements of Cash Flows for the six months ended
                      June 30, 1997 and 1996                                                                          5
                    Notes to Financial Statements                                                                     6

                  Saddlebrook Rental Pool Operation
                    Balance Sheets at June 30, 1997 and December 31, 1996                                             8
                    Statements of Operations for the three months and six months
                      ended June 30, 1997 and 1996                                                                    9
                    Statements of Changes in Participants' Fund Balance for the
                      six months ended June 30, 1997 and 1996                                                        10

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                  Saddlebrook Resorts, Inc.                                                                          11
                  Saddlebrook Rental Pool Operation                                                                  12


PART II - OTHER INFORMATION

         Item 1.  Legal Proceedings                                                                                  12

         Item 6.  Exhibits and Reports on Form 8-K                                                                   13

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                          SADDLEBROOK RESORTS, INC.
                                BALANCE SHEETS

                                 (Unaudited)


                                                       June 30,    December 31,
                                                         1997          1996
                                                     -----------   -----------
         Assets
Current assets:
     Cash and cash equivalents                       $ 3,351,825   $   418,197
     Escrowed cash deposits                              509,047       216,687
     Escrowed short-term investments                      99,796        99,796
     Accounts receivable, net                          5,199,303     3,456,189
     Related parties receivable                          155,780       276,284
     Inventory and supplies                            1,407,301     1,459,095
     Prepaid expenses and other assets                   330,977       375,209
                                                     -----------   -----------
         Total current assets                         11,054,029     6,301,457
Escrowed long-term investments                           499,431       299,431
Property, buildings and equipment, net                23,303,180    22,720,248
Deferred charges, net                                    130,277       197,867
                                                     -----------   -----------

                                                     $34,986,917   $29,519,003
                                                     ===========   ===========

         Liabilities and Shareholders' Equity
Current liabilities:
     Current portion of notes payable                $ 1,050,000   $   950,000
     Escrowed deposits                                 1,108,274       615,914
     Accounts payable                                    722,168       597,980
     Accrued rental distribution                       1,518,462     1,443,512
     Accrued payroll and related expenses              1,001,694       908,053
     Accrued interest                                    140,283       146,207
     Accrued taxes                                       321,938        83,372
     Guest deposits                                      823,517     1,090,718
     Other liabilities and accrued expenses              768,952     1,023,305
     Due to related parties                            1,705,062       551,070
                                                     -----------   -----------
         Total current liabilities                     9,160,350     7,410,131
Notes payable due after one year                      17,828,420    18,616,920
                                                     -----------   -----------
         Total liabilities                            26,988,770    26,027,051
                                                     -----------   -----------
Shareholders' equity:
     Common stock, $1.00 par value, 100,000 shares
       authorized and outstanding                        100,000       100,000
     Additional paid-in capital                        1,013,127     1,013,127
     Accumulated earnings                              6,885,020     2,378,825
                                                     -----------   -----------
         Total shareholders' equity                    7,998,147     3,491,952
                                                     -----------   -----------

                                                     $34,986,917   $29,519,003
                                                     ===========   ===========



              The accompanying Notes to Financial Statements are
                an integral part of these financial statements

                          SADDLEBROOK RESORTS, INC.
                           STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                         Three months ended              Six months ended
                                              June 30,                        June 30,
                                   ----------------------------    ----------------------------
                                        1997            1996            1997            1996
                                   ------------    ------------    ------------    ------------

Revenues                           $ 10,286,740    $  8,818,529    $ 25,718,584    $ 21,159,388
                                   ------------    ------------    ------------    ------------
Costs and expenes:
   Operating costs                    6,733,627       6,262,853      15,626,853      13,597,752
   Sales and marketing                  868,619         752,904       1,831,005       1,594,066
   General and administrative           906,193         889,604       1,864,133       1,850,292
   Depreciation and amortization        365,620         341,645         728,205         682,198
   Interest                             405,388         418,363         823,881         838,910
                                   ------------    ------------    ------------    ------------

     Total costs and expenses         9,279,447       8,665,369      20,874,077      18,563,218
                                   ------------    ------------    ------------    ------------
Net income                            1,007,293         153,160       4,844,507       2,596,170

Distribution to shareholders           (323,581)       (803,381)       (338,312)       (815,144)

Accumulated earnings at
   beginning of period                6,201,308       4,216,429       2,378,825       1,785,182
                                   ------------    ------------    ------------    ------------

Accumulated earnings at
   end of period                   $  6,885,020    $  3,566,208    $  6,885,020    $  3,566,208
                                   ============    ============    ============    ============





              The accompanying Notes to Financial Statements are
                an integral part of these financial statements

                          SADDLEBROOK RESORTS, INC.
                           STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                       Six months ended
                                                            June 30,
                                                  --------------------------
                                                      1997           1996
                                                  -----------    -----------
Operating activities:
     Net income                                   $ 4,844,507    $ 2,596,170
     Non-cash items included in net income:
         Provision for doubtful accounts               23,600         18,600
         Loss (gain) on sale of assets                     --         (1,081)
         Depreciation and amortization                728,205        682,198
     Decrease (increase) in:
         Accounts receivable                       (1,766,714)       563,376
         Inventory and supplies                        51,794         80,560
         Prepaid expenses and other assets             44,232        172,842
     Increase (decrease) in:
         Accounts payable                             124,188       (573,970)
         Accrued expenses and other liabilities      (120,321)       (32,303)
         Net payable to related parties             1,274,496         17,565
                                                  -----------    -----------
                                                    5,203,987      3,523,957
                                                  -----------    -----------
Investing activities:
     Proceeds from sale of assets                          --          2,581
     Capital expenditures                          (1,243,547)      (499,899)
                                                  -----------    -----------
                                                   (1,243,547)      (497,318)
                                                  -----------    -----------

Financing activities:
     Notes payable borrowings                              --      1,540,000
     Payments on notes payable                       (688,500)    (1,311,031)
     Financing costs                                       --        (34,031)
     Distribution to shareholders                    (338,312)      (815,144)
                                                  -----------    -----------
                                                   (1,026,812)      (620,206)
                                                  -----------    -----------

Net increase in cash                                2,933,628      2,406,433
Cash at beginning of period                           418,197         40,702
                                                  -----------    -----------

Cash at end of period                             $ 3,351,825    $ 2,447,135
                                                  ===========    ===========

Supplemental disclosure:
     Cash paid for interest                       $   872,516    $   857,277
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

These financial statements and related notes are presented for interim periods in accordance with the requirements of Form 10-Q and, consequently, do not include all disclosures normally provided in the Registrant's Annual Report on Form 10-K. Accordingly, these financial statements and related notes should be read in conjunction with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.


Note 2.  Accounts Receivable


                                                      June 30,       December 31,
                                                        1997            1996
                                                    -----------       -----------

     Trade accounts receivable                      $ 5,287,979      $ 3,552,737
     Less reserve for bad debts                         (88,676)         (96,548)
                                                    -----------      -----------
                                                    $ 5,199,303      $ 3,456,189
                                                    ===========      ===========


Note 3.  Fixed Assets


                                                       June 30,     December 31,
                                                         1997            1996
                                                    ------------    ------------

     Land and land improvements                     $  4,591,278    $  4,591,278
     Buildings and recreational facilities            19,567,735      19,563,084
     Furnishings and equipment                         7,784,226       7,600,876
     Construction in progress                          1,569,453         513,907
                                                    ------------    ------------
                                                      33,512,692      32,269,145
     Less accumulated depreciation                   (10,209,512)     (9,548,897)
                                                    ------------    ------------

                                                    $ 23,303,180    $ 22,720,248
                                                    ============    ============

Note 4.  Deferred Charges


                                                       June 30,         December 31,
                                                        1997              1996
                                                     ----------         ------------
     Debt issue costs                               $    532,603        $    532,603
     Less accumulated amortization                      (402,326)           (334,736)
                                                    ------------        ------------

                                                    $    130,277        $    197,867
                                                    ============        ============


Note 5.  Notes Payable


                                                       June 30,         December 31,
                                                         1997               1996
                                                    ------------       ------------
     Note payable to bank, variable rate
          currently 8.875%                          $ 18,878,420        $ 19,566,920
     Less current portion                             (1,050,000)           (950,000)
                                                    ------------        ------------

                                                    $ 17,828,420        $ 18,616,920
                                                    ============        ============


The Registrant is also the guarantor of an amount owed by an affiliated company of $637,500 at June 30, 1997.


Note 6.  Income Taxes

The Registrant has elected S Corporation status. Accordingly, the Registrant has had no income tax expense since the election as the tax is assessed at the shareholder level.

                      SADDLEBROOK RENTAL POOL OPERATION
                                BALANCE SHEETS
                                 (Unaudited)


                              DISTRIBUTION FUND



                                                       June 30,    December 31,
                                                         1997         1996
                                                      ----------   ------------

         Assets
Receivable from Saddlebrook Resorts, Inc.             $1,421,723    $1,381,418
                                                      ==========    ==========

         Liabilities and Participants' Fund Balance
Due to participants                                   $1,175,372    $1,132,612
Due to maintenance escrow fund                           246,351       248,806
Participants' fund balance                                    --            --
                                                      ----------    ----------

                                                      $1,421,723    $1,381,418
                                                      ==========    ==========


                           MAINTENANCE ESCROW FUND

                                                       June 30,    December 31,
                                                         1997         1996
                                                      ----------   ------------
         Assets
Cash and cash equivalents                             $  493,797    $  194,287
Investments                                              599,227       399,227
Receivables:
     Distribution fund                                   246,351       248,806
     Interest                                             10,007         5,606
Prepaid maintenance                                      354,517       335,381
                                                      ----------    ----------

                                                      $1,703,899    $1,183,307
                                                      ==========    ==========

         Liabilities and Participants' Fund Balance
Accounts payable                                      $   67,424    $   36,998
Participants' fund balance                             1,636,475     1,146,309
                                                      ----------    ----------

                                                      $1,703,899    $1,183,307
                                                      ==========    ==========

                      SADDLEBROOK RENTAL POOL OPERATION
                           STATEMENTS OF OPERATIONS
                                 (Unaudited)


                                                Three months ended             Six months ended
                                                      June 30,                     June 30,
                                           --------------------------    --------------------------
                                               1997           1996           1997           1996
                                           -----------    -----------    -----------    -----------

Rental pool revenue                        $ 3,511,329    $ 3,013,518    $ 9,679,569    $ 7,773,588
                                           -----------    -----------    -----------    -----------

Deductions:
     Marketing expense                         263,350        226,014        725,968        583,019
     Management expense                        438,916        376,690      1,209,946        971,699
     Travel agent commissions                  158,102        151,534        420,427        368,543
     Credit card expense                        37,024         33,551         93,928         68,334
     Bad debt expense                            2,000             --          5,000             --
                                           -----------    -----------    -----------    -----------
                                               899,392        787,789      2,455,269      1,991,595
                                           -----------    -----------    -----------    -----------

Net rental income                            2,611,937      2,225,729      7,224,300      5,781,993
Less operator share of net rental income    (1,175,372)    (1,001,578)    (3,250,935)    (2,601,897)
Other revenues (expenses):
     Complimentary room revenues                23,832         29,736         67,694         60,003
     Minor repairs and replacement             (38,674)       (42,361)       (69,627)       (75,921)
                                           -----------    -----------    -----------    -----------

Amount available for distribution          $ 1,421,723    $ 1,211,526    $ 3,971,432    $ 3,164,178
                                           ===========    ===========    ===========    ===========


                      SADDLEBROOK RENTAL POOL OPERATION
             STATEMENTS OF CHANGES IN PARTICIPANTS' FUND BALANCE
                                 (Unaudited)

                              DISTRIBUTION FUND

                                                       Six months ended
                                                           June 30,
                                                   ------------------------
                                                      1997          1996
                                                   ----------    ----------
Balance at beginning of period                    $        --   $        --

Additions:
     Amount available for distribution              3,971,432     3,164,178

Reductions:
     Amount withheld for maintenance escrow fund     (720,497)     (562,281)
     Amount accrued or paid to participants        (3,250,935)   (2,601,897)
                                                  -----------    ----------

Balance at end of period                          $        --   $        --
                                                  ===========   ===========



                           MAINTENANCE ESCROW FUND

                                                      Six months ended
                                                          June 30,
                                                  --------------------------
                                                     1997           1996
                                                  -----------    -----------
Balance at beginning of period                    $ 1,146,309   $ 1,017,769

Additions:
     Amount withheld from distribution fund           720,497       562,281
     Unit owner payments                               50,570        36,171
     Interest earned                                   17,880        23,399

Reductions:
     Escrow account refunds                           (78,017)      (32,516)
     Maintenance charges                             (106,350)     (147,689)
     Major unit renovations                           (54,491)      (51,490)
     Linen replacement                                (59,923)      (28,903)
                                                  -----------   -----------

Balance at end of period                         $ 1,636,475    $ 1,379,022
                                                 ===========    ===========


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


                       Liquidity and Capital Resources

The Registrant's operations are seasonal with the highest volume of sales occurring during the first quarter of each calendar year. The second and fourth quarters have historically had marginal financial performance, and the third quarter has historically had the lowest volume of sales of the fiscal period. Accordingly, the Registrant experienced an improvement in its financial condition as of June 30, 1997 when compared with its fiscal year-end of December 31, 1996. The primary effect of this seasonal period was an increase in cash, accounts receivable and accumulated earnings.

The Registrant constructed a new fitness and recreation center in 1996 and completed an upgrade of the previous fitness center area into a luxury spa in 1997 at a total aggregate cost of $1,440,000. Several other minor capital improvements have been performed. However, there were no other major capital additions or improvements during the six months ended June 30, 1997. No other significant capital projects are anticipated in the remaining fiscal period. Future operating costs and planned expenditures for minor additions and improvements are expected to be funded by the resort operations of the Registrant or by additional financing within the terms of the Registrant's debt agreement.

The Registrant's debt agreement includes a line of credit of $1,500,000 which is limited to the value of certain accounts receivable, inventories and equipment of the Registrant and an affiliate. As of June 30, 1997, this full line of credit was unrestricted, and no draws were outstanding (see Note 5. Notes Payable of the Notes to Financial Statements in Part I, Item 1 of this Form 10-Q, which is incorporated herein by reference).

The Registrant has additional financing that is available related to the matter that is discussed in Part II, Item 1. Legal Proceedings of this Form 10-Q, which is incorporated herein by reference.


                            Results of Operations

Total revenues increased $1,468,000 or 17% for the second quarter of 1997 when compared with the same period in 1996. Total revenues increased $4,559,000 or 22% for the first six months of 1997 when compared with the same period in 1996. These improvements were a result of increases in occupied unit nights, the average daily rates and the number of guests at the resort for the current periods over the same periods the previous year. Anticipated occupied unit nights for the remainder of 1997 are expected to slightly exceed the prior year's level. Projections for occupied unit nights in 1998 and subsequent fiscal periods are expected to remain at the resort's current volume of business.

Net income for the second quarter of 1997 increased $854,000 or 558% over the same period in 1996. Net income for the first six months of 1997 increased $2,248,000 or 87% over the same period in 1996. These improvements are a direct result of the increases in revenues which were partially offset by increases in general costs of operations.

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

The average occupancies for the quarters ended June 30, 1997 and 1996 were 55% and 48%, respectively. The average distributions of net rental income per participating condominium unit for the same periods were $2,585 and $2,223, respectively. This increase in average net rental income was primarily due to the increases in average occupancy and average daily rate.



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

On October 14, 1989, the Registrant and Pittway Corporation, the prior owner of the Registrant, entered into an agreement, and on July 16, 1993 an amended agreement, to split equally the costs of the defense of the litigation, the ultimate judgment and the mandated remedial work. The agreements provide for Pittway Corporation to make subordinated loans to the Registrant, if required, to enable the Registrant to pay for its half of these costs.

On March 18, 1992, the Florida Second District Court of Appeal issued an opinion reversing and vacating the jury verdict and judgment against the Registrant and ordering a new trial due to the false testimony of plaintiffs' expert hydrologist. On December 22, 1993, the Registrant filed a motion for summary judgment in the trial court on grounds that the findings in its favor by an administrative law judge in a related proceeding bar further litigation of this matter. An order granting the summary judgment and dismissing the action was entered on January 7, 1995. On August 16, 1996, the Florida Second District Court of Appeal filed an opinion affirming, in part, and reversing, in part, the summary judgment. On November 19, 1996, the Registrant filed a motion with the trial court to determine the issues that remain for retrial. Oral argument was heard on April 4, 1997. A ruling on said motion is expected in late summer 1997. Management currently believes that the Registrant's position in further litigation would be meritorious.

The Registrant is involved in other litigation in the ordinary course of business. In the opinion of management, these matters are adequately covered by insurance or indemnification from other third parties. The effect, if any, of these claims is, in management's opinion, immaterial to the Registrant's financial condition and results of operations.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits:
                  Exhibit 27 - Financial Data Schedule (for SEC use only)
         (b) The Registrant was not required to file a Form 8-K during the six months ended June 30, 1997.




                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                    SADDLEBROOK RESORTS, INC.
                                                    ---------------------------
                                                           (Registrant)



Date:  August 12, 1997                              /s/ Donald L. Allen
       ---------------                              ----------------------------
                                                        Donald L. Allen
                                                    Vice President and Treasurer
                                                     (Principal Financial and
                                                        Accounting Officer)