Form 10-Q
period 1997-09-30
SADDLEBROOK RESORTS INC
filed 1997-11-14
CIK 313151

                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549

                                  FORM 10-Q

(Mark one)
  (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended September 30, 1997
                                          OR
  ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the transition period from            to
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

                                        INDEX


                                                                             Page
PART I - FINANCIAL INFORMATION

    Item 1.  Financial Statements

        Saddlebrook Resorts, Inc.
           Balance Sheets at September 30, 1997 and December 31, 1996          3
           Statements of Operations for the three months and nine
            months ended September 30, 1997 and 1996                           4
           Statements of Cash Flows for the nine months ended
            September 30, 1997 and 1996                                        5
           Notes to Financial Statements                                       6

        Saddlebrook Rental Pool Operation
           Balance Sheets at September 30, 1997 and December 31, 1996          8
           Statements of Operations for the three months and nine
            months ended September 30, 1997 and 1996                           9
           Statements of Changes in Participants' Fund Balance for the
            nine months ended September 30, 1997 and 1996                     10

    Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        Saddlebrook Resorts, Inc.                                             11
        Saddlebrook Rental Pool Operation                                     12


PART II - OTHER INFORMATION

    Item 1. Legal Proceedings                                                 12

    Item 6. Exhibits and Reports on Form 8-K                                  13


                            PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                SADDLEBROOK RESORTS, INC.
                                     BALANCE SHEETS
                                       (Unaudited)

                                                    September 30,     December 31,
                                                        1997             1996
                                                    ------------     ------------
        Assets
Current assets:
  Cash and cash equivalents                         $ 3,974,921      $   418,197
  Escrowed cash deposits                                459,794          216,687
  Escrowed short-term investments                       296,154           99,796
  Accounts receivable, net                            3,188,851        3,456,189
  Related parties receivable                            157,759          276,284
  Inventory and supplies                              1,516,820        1,459,095
  Prepaid expenses and other assets                     432,062          375,209
                                                    -----------      -----------
    Total current assets                             10,026,361        6,301,457
Escrowed long-term investments                          598,233          299,431
Property, buildings and equipment, net               23,476,576       22,720,248
Deferred charges, net                                    96,482          197,867
                                                    -----------      -----------

                                                    $34,197,652      $29,519,003
                                                    ===========      ===========
        Liabilities and Shareholders' Equity
Current liabilities:
  Current portion of notes payable                  $18,686,920      $   950,000
  Escrowed deposits                                   1,354,181          615,914
  Accounts payable                                      985,080          597,980
  Accrued rental distribution                           795,549        1,443,512
  Accrued payroll and related expenses                  758,046          908,053
  Accrued interest                                      130,419          146,207
  Accrued taxes                                         465,754           83,372
  Guest deposits                                      1,395,489        1,090,718
  Other liabilities and accrued expenses                987,246        1,023,305
  Due to related parties                              2,134,045          551,070
                                                    -----------      -----------
    Total current liabilities                        27,692,729        7,410,131
Notes payable due after one year                          -           18,616,920
                                                    -----------      -----------
    Total liabilities                                27,692,729       26,027,051
                                                    -----------      -----------
Shareholders' equity:
  Common stock, $1.00 par value, 100,000 shares
   authorized and outstanding                           100,000          100,000
  Additional paid-in capital                          1,013,127        1,013,127
  Accumulated earnings                                5,391,796        2,378,825
                                                    -----------      -----------
    Total shareholders' equity                        6,504,923        3,491,952
                                                    -----------      -----------

                                                    $34,197,652      $29,519,003
                                                    ===========      ===========



                   The accompanying Notes to Financial Statements are
                     an integral part of these financial statements

                                SADDLEBROOK RESORTS, INC.
                                STATEMENTS OF OPERATIONS
                                      (Unaudited)

                                       Three months ended         Nine months ended
                                           September 30,            September 30,
                                   ------------------------  ------------------------
                                       1997         1996         1997         1996
                                   -----------  -----------  -----------  -----------
Revenues                           $ 6,450,288  $ 6,505,731  $32,168,872  $27,665,119
                                    ----------   ----------   ----------   ----------

Costs and expenses:
  Operating costs                    5,300,693    5,254,684   20,927,546   18,852,436
  Sales and marketing                  699,531      599,173    2,530,536    2,193,239
  General and administrative           858,900      817,933    2,723,033    2,668,225
  Depreciation and amortization        378,312      351,745    1,106,517    1,033,943
  Interest                             387,405      421,372    1,211,286    1,260,282
                                    ----------   ----------   ----------   ----------
    Total costs and expenses         7,624,841    7,444,907   28,498,918   26,008,125
                                    ----------   ----------   ----------   ----------

Net income (loss)                   (1,174,553)    (939,176)   3,669,954    1,656,994

Distribution to shareholders          (318,671)    (321,341)    (656,983)  (1,136,485)

Accumulated earnings at
 beginning of period                 6,885,020    3,566,208    2,378,825    1,785,182
                                    ----------   ----------   ----------   ----------

Accumulated earnings at
 end of period                     $ 5,391,796  $ 2,305,691  $ 5,391,796  $ 2,305,691
                                    ==========   ==========   ==========   ==========



                    The accompanying Notes to Financial Statements are
                      an integral part of these financial statements

                          SADDLEBROOK RESORTS, INC.
                           STATEMENTS OF CASH FLOWS
                                 (Unaudited)


                                                           Nine months ended
                                                              September 30,
                                                        -------------------------
                                                           1997           1996
                                                        ----------     ----------
Operating activities:
  Net income                                           $ 3,669,954    $ 1,656,994
  Non-cash items included in net income:
    Provision for doubtful accounts                         35,900         27,900
    Loss (gain) on sale of assets                              -           (1,081)
    Depreciation and amortization                        1,106,517      1,033,943
  Decrease (increase) in:
    Accounts receivable                                    231,438        312,292
    Inventory and supplies                                 (57,725)       103,272
    Prepaid expenses and other assets                      (56,853)       173,267
  Increase (decrease) in:
    Accounts payable                                       387,100       (473,416)
    Accrued expenses and other liabilities                (162,664)       643,489
    Net payable to related parties                       1,701,500        300,070
                                                        ----------     ----------
                                                         6,855,167      3,776,730
                                                        ----------     ----------
Investing activities:
  Proceeds from sale of assets                             532,230          2,581
  Capital expenditures                                  (2,293,690)      (829,682)
                                                        ----------     ----------
                                                        (1,761,460)      (827,101)
                                                        ----------     ----------
Financing activities:
  Notes payable borrowings                                     -        1,540,000
  Payments on notes payable                               (880,000)    (1,484,231)
  Financing costs                                              -          (34,031)
  Distribution to shareholders                            (656,983)    (1,136,485)
                                                        ----------     ----------
                                                        (1,536,983)    (1,114,747)
                                                        ----------     ----------

Net increase in cash                                     3,556,724      1,834,882
Cash at beginning of period                                418,197         40,702
                                                        ----------     ----------

Cash at end of period                                  $ 3,974,921    $ 1,875,584
                                                        ==========     ==========


Supplemental disclosure:
  Cash paid for interest                               $ 1,286,885    $ 1,283,653
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


Note 2. Accounts Receivable



                                                    September 30,     December 31,
                                                        1997             1996
                                                    ------------     ------------
  Trade accounts receivable                         $ 3,277,763      $ 3,552,737
  Less reserve for bad debts                            (88,912)         (96,548)
                                                    -----------      -----------

                                                    $ 3,188,851      $ 3,456,189
                                                    ===========      ===========


Note 3. Fixed Assets


                                                    September 30,     December 31,
                                                        1997             1996
                                                    ------------     ------------
  Land and land improvements                        $ 4,816,450      $ 4,591,278
  Buildings and recreational facilities              20,291,613       19,563,084
  Furnishings and equipment                           8,245,871        7,600,876
  Construction in progress                              601,002          513,907
                                                    -----------      -----------
                                                     33,954,936       32,269,145
  Less accumulated depreciation                     (10,478,360)      (9,548,897)
                                                    -----------      -----------

                                                    $23,476,576      $22,720,248
                                                    ===========      ===========

Note 4. Deferred Charges

                                                    September 30,     December 31,
                                                        1997             1996
                                                    ------------     ------------
  Debt issue costs                                  $   532,603      $   532,603
  Less accumulated amortization                        (436,121)        (334,736)
                                                    -----------      -----------

                                                    $    96,482      $   197,867
                                                    ===========      ===========


Note 5. Notes Payable

                                                    September 30,     December 31,
                                                        1997             1996
                                                    ------------     ------------
  Note payable to bank due July 16,1998,
   variable rate currently 8.375%                   $18,686,920      $19,566,920
  Less current portion                              (18,686,920)        (950,000)
                                                    -----------      -----------

                                                    $     -          $18,616,920
                                                    ===========      ===========


The Registrant is also the guarantor of an amount owed by an affiliated company of $629,000 at September 30, 1997.


Note 6. Income Taxes

The Registrant has elected S Corporation status. Accordingly, the Registrant has had no income tax expense since the election as the tax is assessed at the shareholder level.

Page 8
                          SADDLEBROOK RENTAL POOL OPERATION
                                   BALANCE SHEETS
                                    (Unaudited)

                                  DISTRIBUTION FUND

                                                    September 30,     December 31,
                                                        1997             1996
                                                    ------------     ------------
        Assets
Receivable from Saddlebrook Resorts, Inc.           $   734,534      $ 1,381,418
                                                    ===========      ===========


        Liabilities and Participants' Fund Balance
Due to participants                                 $   624,012      $ 1,132,612
Due to maintenance escrow fund                          110,522          248,806
Participants' fund balance                                  -                -
                                                    -----------      -----------

                                                    $   734,534      $ 1,381,418
                                                    ===========      ===========


                                  MAINTENANCE ESCROW FUND

                                                    September 30,     December 31,
                                                        1997             1996
                                                    ------------     ------------
        Assets
Cash and cash equivalents                           $   432,994      $   194,287
Investments                                             894,387          399,227
Receivables:
  Distribution fund                                     110,522          248,806
  Interest                                                6,713            5,606
Prepaid maintenance                                     286,168          335,381
                                                    -----------      -----------

                                                    $ 1,730,784      $ 1,183,307
                                                    ===========      ===========


        Liabilities and Participants' Fund Balance
Accounts payable                                    $    69,611      $    36,998
Participants' fund balance                            1,661,173        1,146,309
                                                    -----------      -----------

                                                    $ 1,730,784      $ 1,183,307
                                                    ===========      ===========


                          SADDLEBROOK RENTAL POOL OPERATION
                               STATEMENTS OF OPERATIONS
                                     (Unaudited)

                                         Three months ended         Nine months ended
                                             September 30,            September 30,
                                     ------------------------  ------------------------
                                         1997         1996         1997         1996
                                     -----------  -----------  -----------  -----------
Rental pool revenue                  $ 1,875,896  $ 2,095,262  $11,555,465  $ 9,868,850
                                      ----------   ----------   ----------   ----------

Deductions:
  Marketing expense                      140,692      157,145      866,660      740,164
  Management expense                     234,487      261,908    1,444,433    1,233,607
  Travel agent commissions                89,577       76,425      510,004      444,968
  Credit card expense                     21,447       27,149      115,375       95,483
  Bad debt expense                         3,000          -          8,000          -
                                      ----------   ----------   ----------   ----------
                                         489,203      522,627    2,944,472    2,514,222
                                      ----------   ----------   ----------   ----------

Net rental income                      1,386,693    1,572,635    8,610,993    7,354,628
Less operator share of net
 rental income                          (624,012)    (707,686)  (3,874,947)  (3,309,583)
Other revenues (expenses):
  Complimentary room revenues             12,973       17,188       80,667       77,191
  Minor repairs and replacements         (41,120)     (42,742)    (110,747)    (118,663)
                                      ----------   ----------   ----------   ----------

Amount available for
 distribution                        $   734,534  $   839,395  $ 4,705,966  $ 4,003,573
                                      ==========   ==========   ==========   ==========


                         SADDLEBROOK RENTAL POOL OPERATION
                  STATEMENTS OF CHANGES IN PARTICIPANTS' FUND BALANCE
                                     (Unaudited)

                                  DISTRIBUTION FUND

                                                           Nine months ended
                                                             September 30,
                                                       --------------------------
                                                          1997           1996
                                                       -----------    -----------
Balance at beginning of period                         $     -        $     -

Additions:
  Amount available for distribution                      4,705,966      4,003,573

Reductions:
  Amount withheld for maintenance escrow fund             (831,019)      (693,990)
  Amount accrued or paid to participants                (3,874,947)    (3,309,583)
                                                        ----------     ----------

Balance at end of period                               $     -        $     -
                                                        ==========     ==========


                              MAINTENANCE ESCROW FUND

                                                           Nine months ended
                                                             September 30,
                                                       --------------------------
                                                          1997           1996
                                                       -----------    -----------
Balance at beginning of period                         $ 1,146,309    $ 1,017,769

Additions:
  Amount withheld from distribution fund                   831,019        693,990
  Unit owner payments                                      186,212         42,568
  Interest earned                                           30,154         35,574

Reductions:
  Escrow account refunds                                  (123,899)       (37,663)
  Maintenance charges                                     (186,693)      (222,622)
  Major unit renovations                                  (144,307)      (409,732)
  Linen replacement                                        (77,622)       (48,622)
                                                        ----------     ----------

Balance at end of period                               $ 1,661,173    $ 1,071,262
                                                        ==========     ==========


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                         Liquidity and Capital Resources

The Registrant's operations are seasonal with the highest volume of sales occurring during the first quarter of each calendar year. The second and fourth quarters have historically had marginal financial performance, and the third quarter has historically had the lowest volume of sales of the fiscal period. Accordingly, the Registrant experienced an improvement in its financial condition as of September 30, 1997 when compared with its fiscal year-end of December 31, 1996. The primary effect of this seasonal period was an increase in cash and accumulated earnings.

The Registrant constructed a new fitness and recreation center in 1996 and completed an upgrade of the previous fitness center area into a luxury spa in 1997 at a total aggregate cost of $1,440,000. Several other minor capital improvements have been performed. However, there were no other major capital additions or improvements during the nine months ended September 30, 1997. No other significant capital projects are anticipated in the remaining fiscal period. Future operating costs and planned expenditures for minor additions and improvements are expected to be funded by the resort operations of the Registrant or by additional financing within the terms of the Registrant's debt agreement.

The Registrant's debt agreement includes a line of credit of $1,500,000 which is limited to the value of certain accounts receivable, inventories and equipment of the Registrant and an affiliate. As of September 30, 1997, this full line of credit was unrestricted, and no draws were outstanding (see Note 5. Notes Payable of the Notes to Financial Statements in Part I, Item 1 of this Form 10-Q, which is incorporated herein by reference).

The Registrant has a commitment for long-term financing to replace its current debt agreement which expires on July 16, 1998.

The Registrant has additional financing that is available related to the matter that is discussed in Part II, Item 1. Legal Proceedings of this Form 10-Q, which is incorporated herein by reference.

                                Results of Operations

Total revenues decreased $55,000 or 1% for the third quarter of 1997 when compared with the same period in 1996. This resulted from decreases in occupied unit nights and number of guests in the resort, which were partially offset by a slightly higher average room rate for the current quarter. Total revenues increased $4,504,000 or 16% for the first nine months of 1997 when compared with the same period in 1996. This improvement was a result of increases in occupied unit nights, the average daily rate and the number of guests at the resort for the first nine months of 1997 over the same period the previous year. Anticipated occupied unit nights for the remainder of 1997 are expected to slightly exceed the prior year's level. Projections for occupied unit nights in 1998 and subsequent fiscal periods are expected to remain at the resort's current volume of business.

A net loss for the third quarter of 1997 increased $235,000 or 25% from the loss for the same period in 1996. Net income for the first nine months of 1997 increased $2,013,000 or 121% over the same period in 1996. These were a direct result of the changes in revenues and expected increases in general costs of operations for the current periods compared to the prior year.

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

The average occupancies for the quarters ended September 30, 1997 and 1996 were 38% and 44%, respectively. The average distributions of net rental income per participating condominium unit for the same periods were $1,336 and $1,540, respectively. This decrease in average net rental income was primarily due to the decrease in average occupancy.


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

On October 14, 1989, the Registrant and Pittway Corporation (the prior owner of the Registrant) entered into an agreement, and on July 16, 1993 an amended agreement, to split equally the costs of the defense of the litigation, the ultimate judgment and the mandated remedial work. The agreements provide for Pittway Corporation to make subordinated loans to the Registrant, if required, to enable the Registrant to pay for its half of these costs.

On March 18, 1992, the Florida Second District Court of Appeal issued an opinion reversing and vacating the jury verdict and judgment against the Registrant and ordering a new trial due to the false testimony of plaintiffs' expert hydrologist. On December 22, 1993, the Registrant filed a motion for summary judgment in the trial court on grounds that the findings in its favor by an administrative law judge in a related proceeding bar further litigation of this matter. An order granting the summary judgment and dismissing the action was entered on January 7, 1995. On August 16, 1996, the Florida Second District Court of Appeal filed an opinion affirming, in part, and reversing, in part, the summary judgment. On November 19, 1996, the Registrant filed a motion with the trial court to determine the issues that remain for retrial. Oral argument was heard on April 4, 1997. A ruling on said motion is expected in early 1998. Management currently believes that the Registrant's position in further litigation would be meritorious.

The Registrant is involved in other litigation in the ordinary course of business. In the opinion of management, these matters are adequately covered by insurance or indemnification from other third parties. The effect, if any, of these claims is, in management's opinion, immaterial to the Registrant's financial condition and results of operations.

Item 6. Exhibits and Reports on Form 8-K

  (a) Exhibit 27 - Financial Data Schedule (for SEC use only)
  (b) The Registrant was not required to file a Form 8-K during the nine months ended September 30, 1997.



                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                 SADDLEBROOK RESORTS, INC.
                                                 -------------------------
                                                        (Registrant)



Date: November 14, 1997                            /s/ Donald L. Allen
      -----------------                          -------------------------
                                                       Donald L. Allen
                                                Vice President and Treasurer
                                                   (Principal Financial and
                                                     Accounting Officer)