Form 10-K
period 1997-12-31
SADDLEBROOK RESORTS INC
filed 1998-03-31
CIK 313151

                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549

                                   FORM 10-K


(Mark one)

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal period ended December 31, 1997
                                      OR
  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the transition period from __________ to __________

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


State the aggregate value of voting stock held by nonaffiliates of the registrant: None*

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

Exhibit index on Page 30

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

At December 31, 1997, there were approximately 860 persons employed by the Registrant.

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

Property improvements for the resort consist of condominiums which were sold or are for sale to outside parties of which there were 551 rental units participating in a rental pooling program at December 31, 1997 (see Exhibit 28
- Interest Being Registered of this Form 10-K, which is incorporated herein by reference). As of December 31, 1997, there were 20 condominiums owned by the Registrant.

In addition, the resort facilities include a 117,000 square foot convention facility with approximately 60,000 square feet of meeting space, two 18-hole golf courses, 45 tennis courts, a luxury health spa, a fitness center, three swimming pools, three restaurants, shops and other facilities necessary for the operation of a resort.

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

On March 18, 1992, the Florida Second District Court of Appeal issued an opinion reversing and vacating the jury verdict and judgment against the Registrant and ordering a new trial due to the false testimony of plaintiffs' expert hydrologist. On December 22, 1993, the Registrant filed a motion for summary judgment in the trial court on grounds that the findings in its favor by an administrative law judge in a related proceeding bar further litigation of this matter. An order granting the summary judgment and dismissing the action was entered on January 7, 1995. On August 16, 1996, the Florida Second District Court of Appeal filed an opinion affirming, in part, and reversing, in part, the summary judgment. On November 19, 1996, the Registrant filed a motion with the trial court to determine the issues that remain for retrial. Oral argument was heard on May 15, 1997. A ruling on said motion is expected in 1998. Management currently believes that the Registrant's position in further litigation would be meritorious.

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

Item 6. Selected Financial Data

                                        Year ended December 31,
                      -----------------------------------------------------------
                          1997        1996        1995        1994        1993
                      ----------- ----------- ----------- ----------- -----------
  Operating revenues  $41,753,000 $37,309,000 $35,625,000 $33,550,000 $30,391,000

  Net income before
   taxes                3,133,000   1,740,000   1,797,000   2,079,000     703,000

  Total assets         32,707,000  29,519,000  29,157,000  27,557,000  25,057,000

  Notes payable        18,687,000  19,567,000  18,764,000  17,444,000  17,098,000


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

                           Liquidity and Capital Resources

The Registrant's current debt, and the related debt of an affiliate, matures on July 16, 1998. Accordingly, the Registrant's debt is classified as a current liability on its balance sheet. The current lender has verbally indicated that the maturing debt may be renewed with similar terms. However, management is nearing the completion of negotiations for longer-term financing with other lenders. Management believes this refinancing will occur before the maturity date of the current debt (see Note 6 - Note Payable of the Notes to Financial Statements in Item 8 of this Form 10-K, which is incorporated herein by reference).

Construction of the resort facilities was substantially complete as of December 31, 1982. During the fiscal periods ended December 31, 1997 and 1996, the Registrant constructed a new fitness and recreation center and upgraded its previous fitness center area into a luxury spa at a total aggregate cost of $1,440,000. During the fiscal period ended December 31, 1995, the Registrant completed several capital projects for an aggregate cost of approximately $2,277,000. However, no individual project had a cost in excess of $1,000,000. There were no other major capital additions or improvements during the fiscal years ended December 31, 1997, 1996 and 1995.

Significant capital expenditures are not anticipated in the next year. Future operating costs and planned expenditures for minor capital additions and improvements will be funded by the resort operations of the Registrant or by additional financing pursuant to the anticipated refinancing of the Registrant's debt discussed above.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Management is aware of the issues associated with the programming code in existing computer systems as the millennium (year 2000) approaches. Management has commenced the replacement and upgrading of the Registrant's computer systems so that the systems are converted to the current technological standards for its industry. Accordingly, management anticipates that the Registrant's computer systems will be year 2000-compliant and the effects of the millennium on the Registrant's operations will be minimized.

There are no adverse purchase or other commitments outstanding as of December 31, 1997.

                           Results of Operations

Revenues for the fiscal years ended December 31, 1997, 1996 and 1995 were comprised of the following areas of operation:

                                          Year ended December 31,
                                         ------------------------
                                          1997     1996     1995
                                         ------   ------   ------
      Hotel revenues                        48%      49%      50%

      Merchandise sales                     36       36       36

      Club fees                             15       15       13

      Other income                           1        -        1
                                           ---      ---      ---
                                           100%     100%     100%
                                           ===      ===      ===


Total revenues increased 12% for the fiscal year ended December 31, 1997 when compared with the previous year. This improvement was a result of increases in occupied unit nights, average daily rate and number of guests who stayed at the resort for 1997 when compared to the prior fiscal period. Total revenues increased 5% for the fiscal year ended December 31, 1996 when compared with its previous year. This improvement was a result of increases in occupied unit nights and number of guests who stayed at the resort, which were offset slightly by a decrease in the average daily rate, for 1996 when compared to fiscal 1995. The above improvements in guest occupancies are attributed to various remodeling projects and the upgrading of the resort property that occurred over the last few years. Projections for occupied unit nights and revenues for 1998 and subsequent fiscal periods are expected to continue a slight growth trend.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Net income increased 80% for the fiscal year ended December 31, 1997 when compared with the previous year. This increase is a direct result of the increased revenues which were offset by increased general costs of operation. Net income decreased 3% for the fiscal year ended December 31, 1996 when compared with its previous year. This decrease was a result of increased depreciation and interest expense related to recent capital improvements along with increased general costs of operation.

The Registrant elected S Corporation status effective February 1, 1990. Accordingly, the Registrant has subsequently had no income tax expense as the tax is assessed at the shareholder level (see Note 8 Income Taxes of the Notes to Financial Statements in Item 8 of this Form 10-K, which is incorporated herein by reference).

In management's estimation, the effects of inflation and changing prices on the Registrant's results of operations were negligible in 1997, 1996 and 1995.

                     Saddlebrook Rental Pool Operation

The Saddlebrook Rental Pool Operation (the "Rental Pool") is described in Note
2. Significant Accounting Policies of the Notes to Financial Statements of Saddlebrook Resorts, Inc. and in Note 1. Rental Pool Operations and Rental Pool Agreement of the Notes to Financial Statements of Saddlebrook Rental Pool Operation in Item 8 of this Form 10-K, which are incorporated herein by reference.

The average occupancy for fiscal 1997, 1996 and 1995 was 54%, 51% and 49%, respectively. The average distribution of Net Rental Income per participating rental unit for fiscal 1997, 1996 and 1995 was $11,093, $9,881 and $9,733, respectively.

Item 8. Financial Statements and Supplementary Data

The financial statements, including the Reports of Independent Certified Public Accountants, for Saddlebrook Resorts, Inc. are included on pages 12 to 22 and for Saddlebrook Rental Pool Operation on pages 23 to 27. An index to the financial statements is on page 11.

The following financial statement schedule should be read in conjunction with the aforementioned financial statements. Financial statement schedules not included in this Form 10-K have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

      Schedule II  Valuation and Qualifying Accounts and Reserves  Page 29

Item 9. Changes in and Disagreements on Accounting and Financial Disclosure

Not applicable.

                                PART III

Item 10. Directors and Executive Officers of the Registrant

The Directors and Executive Officers of the Registrant are as follows:


     Name                                  Position                              Background
Thomas L. Dempsey                     Chairman of the Board,              Chairman of the Board, Penton
Age 71                                President and Chief                 Publishing, Inc., Cleveland, OH,
5327 Cobblestone Ct.                  Executive Officer                   Vice President and Director,
Wesley Chapel, FL                                                         Pittway Corp., Northbrook, IL

Eleanor Dempsey                       Director, Vice                      Wife of Thomas Dempsey
5327 Cobblestone Ct.                  President - Merchandising
Wesley Chapel, FL

Richard Boehning                      Director, Executive Vice            General Manager, Doral Hotel
Age 63                                President and General               and Country Club, Miami, FL
5017 Pinelake Road                    Manager
Wesley Chapel, FL

Gregory R. Riehle                     Director, Vice President            Son-in-law of Thomas Dempsey,
Age 41                                and Secretary                       Attorney, Shumaker, Loop &
30338 Laurelwood Ln.                                                      Kendrick, Tampa, FL
Wesley Chapel, FL

Maureen Dempsey                       Director, Vice President            Daughter of Thomas Dempsey,
Age 39                                and Assistant Secretary             President, Saddlebrook
29812 Fairway Drive                                                       International Tennis, Inc.
Wesley Chapel, FL

Diane L. Riehle                       Director, Vice President            Daughter of Thomas Dempsey,
Age 37                                and Assistant Secretary             Regional Sales Manager,
30338 Laurelwood Ln.                                                      Saddlebrook Resorts, Inc.
Wesley Chapel, FL

Donald L. Allen                       Vice President and                  Controller, Kiawah Island,
Age 58                                Treasurer                           Charleston, SC
1314 Foxwood Drive
Lutz, FL

Robert A. Shaw                        Assistant Treasurer and             Controller, Gulf Shores
Age: 41                               Controller                          Plantation, Gulf Shores, AL,
5404 Saddlebrook Way                                                      CPA, Price Waterhouse,
Wesley Chapel, FL                                                         Indianapolis, IN


Item 11. Executive Compensation

The directors and executive officers of the Registrant as of December 31, 1997 are listed in Item 10 of this Form 10-K, which is incorporated herein by reference. The aggregate remuneration from the Registrant for all directors and executive officers for the fiscal year ended December 31, 1997 was $834,000. Of this amount, Thomas Dempsey received $113,000, Richard Boehning received $190,000 and Gregory Riehle received $125,000. No other director or executive officer received compensation in excess of $100,000.

Directors and executive staff are allowed to use the Registrant's resort facilities and are provided various discounts on related purchases in accordance with hospitality industry standards. The Registrant has no other compensation plans for directors and executive officers.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     Title of      Name of beneficial     Amount and nature of   Percent
      class             owner             beneficial ownership   of class
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

Item 13. Certain Relationships and Related Transactions

As of December 31, 1997, present and past executive officers and/or directors of the Registrant have personally accounted for real estate sales totaling $2,748,000 since inception of the project. Other relationships and related transactions are described in Note 7 Related Party Transactions of the Notes to Financial Statements in Item 8 of this Form 10-K, which is incorporated herein by reference.


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

(b) The Registrant was not required to file a Form 8-K during the year ended December 31, 1997.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        SADDLEBROOK RESORTS, INC.
                                             (Registrant)



Date: March 31, 1998                          /s/ Donald L. Allen
                                        ---------------------------------
                                                  Donald L. Allen
                                           Vice President and Treasurer
                                             (Principal Financial and
                                                Accounting Officer)



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 31, 1998.





        /s/ Thomas L. Dempsey                      /s/ Richard Boehning
------------------------------------      -------------------------------------
          Thomas L. Dempsey                          Richard Boehning
         President and Chairman                   Director and Executive
           of the Board                                Vice President
      (Principal Executive Officer)





        /s/ Gregory R. Riehle                       /s/ Robert A. Shaw
------------------------------------      -------------------------------------
           Gregory R. Riehle                           Robert A. Shaw
        Director and Vice President                   Assistant Treasurer
                                                         and Controller

SADDLEBROOK RESORTS, INC.

INDEX TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------



                                                                                             PAGE
Financial Statements
--------------------

    SADDLEBROOK RESORTS, INC.

         Report of Independent Certified Public Accountants                                   12
         Balance Sheets at December 31, 1997 and 1996                                         13
         Statements of Income for each of the three years in the period
            ended December 31, 1997                                                           14
         Statements of Changes in Shareholders' Equity for each of the
            three years in the period ended December 31, 1997                                 15
         Statements of Cash Flows for each of the three years in the
            period ended December 31, 1997                                                    16
         Notes to Financial Statements                                                       17-22

    SADDLEBROOK RENTAL POOL OPERATION

         Report of Independent Certified Public Accountants                                   23
         Balance Sheets at December 31, 1997 and 1996                                         24
         Statements of Operations for each of the three years in the period
            ended December 31, 1997                                                           25
         Statements of Changes in Participants' Fund Balance for each of
            the three years in the period ended December 31, 1997                             26
         Notes to Financial Statements                                                        27

Financial Statement Schedules
-----------------------------

    Report of Independent Certified Public Accountants on
         Financial Statement Schedule                                                         28
    Schedule II - Valuation and Qualifying Accounts and Reserves                              29


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


March 13, 1998

To the Board of Directors and Shareholders of Saddlebrook Resorts, Inc.


In our opinion, the accompanying balance sheets and the related statements of income and changes in shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Saddlebrook Resorts, Inc.
(the "Company") at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





PRICE WATERHOUSE LLP
Tampa, Florida

SADDLEBROOK RESORTS, INC.

BALANCE SHEETS
-----------------------------------------------------------------------------




                                                                       DECEMBER 31,
                                                                1997                   1996
  ASSETS


Current assets:
 Cash and cash equivalents                                  $   854,596           $   418,197
 Escrowed cash                                                   92,520               216,687
 Short-term escrowed investments                                690,828                99,796
 Trade accounts receivable, net of allowances for
  doubtful accounts of $122,000 and $97,000                   4,041,440             3,456,189
 Due from related parties                                       391,148               276,284
 Resort inventory and supplies                                1,567,972             1,459,095
 Prepaid expenses and other assets                              523,675               375,209
                                                            -----------           -----------
  Total current assets                                        8,162,179             6,301,457

Long-term escrowed investments                                  598,437               299,431
Property, buildings and equipment, net                       23,838,237            22,720,248
Deferred charges, net of accumulated amortization
 of $461,000 and $335,000                                       107,928               197,867
                                                            -----------           -----------
                                                            $32,706,781           $29,519,003
                                                            ===========           ===========
 LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Current portion of note payable                            $18,686,920           $   950,000
 Accounts payable                                               541,281               597,980
 Accrued rental distribution                                  1,449,795             1,443,512
 Accrued payroll and related expenses                         1,168,790               908,053
 Accrued interest                                               134,766               146,207
 Accrued taxes                                                   55,283                83,372
 Guest deposits                                               2,161,620             1,090,718
 Escrowed deposits                                            1,381,785               615,914
 Accrued expenses and other liabilities                       1,290,581             1,023,305
 Due to related parties                                         863,618               551,070
                                                            -----------           -----------
  Total current liabilities                                  27,734,439             7,410,131


Note payable due after one year                                       -            18,616,920
                                                            -----------           -----------
  Total liabilities                                          27,734,439            26,027,051
                                                            -----------           -----------

Commitments and contingencies (Note 9)

Shareholders' equity:
 Common stock, $1.00 par value, 50,000 voting and
  50,000 nonvoting shares authorized, issued and
  outstanding                                                   100,000               100,000
 Additional paid-in capital                                   1,013,127             1,013,127
 Accumulated earnings                                         3,859,215             2,378,825
                                                            -----------           -----------
  Total shareholders' equity                                  4,972,342             3,491,952
                                                            -----------           -----------
                                                            $32,706,781           $29,519,003
                                                            ===========           ===========


               The accompanying Notes to Financial Statements are
                an integral part of these financial statements.

SADDLEBROOK RESORTS, INC.

STATEMENTS OF INCOME
-------------------------------------------------------------------------------



                                                             YEAR ENDED
                                                            DECEMBER 31,
                                         1997                   1996                     1995
Resort revenues                      $41,752,786            $37,309,372              $35,625,389
                                     -----------            -----------              -----------
Cost and expenses:
 Operating costs of resort            28,128,453             25,683,947               24,342,402
 Sales and marketing                   3,529,378              3,172,772                3,089,655
 General and administrative            3,785,816              3,548,758                3,593,224
 Depreciation and amortization         1,489,063              1,392,180                1,326,441
 Interest                              1,687,092              1,771,766                1,476,569
                                     -----------            -----------              -----------

  Total costs and expenses            38,619,802             35,569,423               33,828,291
                                     -----------            -----------              -----------

Net income                           $ 3,132,984            $ 1,739,949              $ 1,797,098
                                     ===========            ===========              ===========








             The accompanying Notes to Financial Statements are
               an integral part of these financial statements.

SADDLEBROOK RESORTS, INC.

STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
-------------------------------------------------------------------------------




                                                                                                        TOTAL
                                         COMMON            ADDITIONAL            ACCUMULATED         SHAREHOLDERS'
                                          STOCK         PAID-IN CAPITAL           EARNINGS              EQUITY
Balance at December 31, 1994            $100,000          $1,013,127            $1,693,042           $2,806,169

Net income for the year                                                          1,797,098            1,797,098
Distributions to shareholders                                                   (1,704,958)          (1,704,958)
                                        --------          ----------            ----------           ----------

Balance at December 31, 1995             100,000           1,013,127             1,785,182            2,898,309

Net income for the year                                                          1,739,949            1,739,949
Distributions to shareholders                                                   (1,146,306)          (1,146,306)
                                        --------          ----------            ----------           ----------

Balance at December 31, 1996             100,000           1,013,127             2,378,825            3,491,952

Net income for the year                                                          3,132,984            3,132,984
Distributions to shareholders                                                   (1,652,594)          (1,652,594)
                                        --------          ----------            ----------           ----------
Balance at December 31, 1997            $100,000          $1,013,127            $3,859,215           $4,972,342
                                        ========          ==========            ==========           ==========







              The accompanying Notes to Financial Statements are
               an integral part of these financial statements.

SADDLEBROOK RESORTS, INC.

STATEMENTS OF CASH FLOWS
-----------------------------------------------------------------------------



                                                                  Year ended
                                                                  December 31,
                                                    1997             1996           1995
Cash flows from operating activities:
 Net income                                      $3,132,984      $ 1,739,949    $ 1,797,098
 Adjustments to reconcile net income to net
  cash provided by operating activites:
   Depreciation and amortization                  1,489,063        1,392,180      1,326,441
   Loss on disposal of property, buildings
    and equipment                                     4,629           39,036          7,596
   Provision for doubtful accounts                   77,100           42,900         33,000
   Change in assets and liabilities:
    (Increase) decrease in:
     Escrowed cash                                  124,167         (110,591)        13,914
     Escrowed investments                          (890,038)         299,908         82,920
     Trade accounts receivable                     (662,351)        (149,310)    (1,068,148)
     Due from related parties                       (93,664)        (162,280)         3,823
     Resort inventory and supplies                 (108,877)          13,594       (145,205)
     Prepaid expenses and other assets             (148,466)         151,215        (80,624)
    Increase (decrease) in:
     Accounts payable                               (56,699)        (727,285)       327,361
     Accrued rental distribution                      6,283          405,647       (227,991)
     Guest deposits                               1,070,902          292,274         73,683
     Escrowed deposits                              765,871         (189,317)       (96,834)
     Accrued expenses and other liabilities         488,483          556,625       (487,368)
     Due to related parties                         291,348       (1,372,391)       599,362
                                                 ----------      -----------    -----------
      Net cash provided by operating
         activities                               5,490,735        2,222,154      2,159,028
                                                 ----------      -----------    -----------

Cash flows from investing activities:
 Proceeds from sales of equipment                   555,400            2,581          4,042
 Capital expenditures                            (3,040,501)      (1,450,781)    (2,277,326)
                                                 ----------      -----------    -----------
      Net cash used in investing activities      (2,485,101)      (1,448,200)    (2,273,284)
                                                 ----------      -----------    -----------

Cash flows from financing activities:
 Proceeds from notes payable                              0        2,290,000      2,926,284
 Payments on notes payable                         (880,000)      (1,486,722)    (1,606,711)
 Distribution to shareholders                    (1,652,594)      (1,146,306)    (1,704,958)
 Financing costs                                    (36,641)         (53,431)       (55,159)
                                                 ----------      -----------    -----------
      Net cash used in financing activities      (2,569,235)        (396,459)      (440,544)
                                                 ----------      -----------    -----------

Net increase (decrease) in cash and
 cash equivalents                                   436,399          377,495       (554,800)
Cash and cash equivalents, beginning of year        418,197           40,702        595,502
                                                -----------      -----------    -----------
Cash and cash equivalents, end of year          $   854,596      $   418,197    $    40,702
                                                ===========      ===========    ===========
Supplemental disclosure:
Cash paid for interest                          $ 1,608,123      $ 1,767,050    $ 1,455,764
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

     Resort inventory and supplies

     Inventory includes operating materials and supplies and is accounted for at the lower of first-in, first-out cost or market.

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

     Deferred charges

     In connection with the Company's refinancing of its debt during 1993 and further consolidation of debt through 1997, costs in the amount of $569,244 have been incurred and capitalized. These debt issuance costs are being amortized using a method that approximates the interest method over 5 years, the life of the related debt outstanding.

     Amortization expense for deferred charges amounted to $126,580, $122,266 and $92,531 for the years ended December 31, 1997, 1996 and 1995, respectively.

     Rental pool operations

     Resort revenues include rental revenues for condominium units owned by third parties participating in the rental pool. If these rental units were owned by the Company, normal costs associated with ownership such as depreciation, real estate taxes, maintenance, and other costs would have been incurred. Instead, resort operating expenses for the years ended December 31, 1997, 1996 and 1995 include rental pool distributions approximating $6,090,000, $5,385,000 and $5,285,000, respectively.

3.   ESCROWED CASH:

     Escrowed cash, restricted as to use, at December 31 is comprised of the following:



                                                           1997       1996
  Rental pool unit owner deposits for maintenance
   reserve fund held in bank accounts which bear an
   interest rate of 2.20%                                 $66,570   $194,287
  Security deposits held on long-term rentals              25,950     22,400
                                                          -------   --------
                                                          $92,520   $216,687
                                                          =======   ========

SADDLEBROOK RESORTS, INC.

NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

4.  ESCROWED INVESTMENTS:

    Escrowed investments at December 31 are comprised of the following:

                                                        1997        1996
  U.S. Treasury Securities                           $1,289,265   $399,227
  Less current portion                                 (690,828)   (99,796)
                                                     ----------   --------
                                                     $  598,437   $299,431
                                                     ==========   ========


    Escrowed investments relate to rental pool unit owner deposits for the maintenance reserve fund which bear interest at rates ranging from 5.11% to 7.125%. Long term portions of these investments mature in 1999 through 2002.

5.  PROPERTY, BUILDINGS AND EQUIPMENT:

    Property, buildings and equipment at December 31 consist of the following:

                                                                           ESTIMATED
                                                                             USEFUL
                                               1997             1996          LIVES
  Land and land improvements               $ 4,821,537       $ 4,591,278
  Buildings and recreational facilities     20,371,097        19,563,084     10-40
  Machinery and equipment                    8,422,251         7,600,876      2-15
  Construction in progress                   1,053,429           513,906
                                           -----------       -----------
                                            34,668,314        32,269,144
  Less accumulated depreciation            (10,830,077)       (9,548,896)
                                           -----------       -----------
                                           $23,838,237       $22,720,248
                                           ===========       ===========



    Substantially all property, buildings and equipment are mortgaged, pledged or otherwise subject to lien under loan agreements of the Company and certain related parties (Notes 6 and 9).

    Depreciation expense amounted to $1,362,483, $1,269,914 and $1,233,911 for the years ended December 31, 1997, 1996 and 1995, respectively.

    The Company leases certain equipment under operating leases. Some of the leases contain annual renewal options after the initial lease term. Lease expense amounted to $203,207, $229,521 and $297,545 for the years ended December 31, 1997, 1996 and 1995, respectively. Future minimum lease payments for noncancelable operating leases with initial lease terms in excess of one year approximate:

SADDLEBROOK RESORTS, INC.

NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


  1998                                                 $106,371
  1999                                                   59,400
  2000                                                   43,104
  2001 and thereafter                                     3,059
                                                       --------
                                                       $211,934
                                                       ========



6.   NOTE PAYABLE:

     Note payable at December 31 consisted of the following:


                                                                        1997         1996
Note payable to bank secured by all real and personal
 property and subsequently acquired real and personal
 property, guaranteed by Saddlebrook International Tennis,
 Inc. ("SIT") and majority shareholder, at 8.375% (8.875%
 in 1996), balance due in 1998                                       $ 18,686,920  $19,566,920

Less current portion                                                  (18,686,920)    (950,000)
                                                                     ------------  -----------
                                                                     $          -  $18,616,920
                                                                     ============  ===========



     The note payable agreement requires, among other things, that the Company and its affiliates on a consolidated basis maintain tangible net worth, as defined, of $1,500,000 as of December 31, 1997 and a debt service coverage ratio of 125% over the term of the loan. The agreement also contains restrictive covenants regarding lease agreements, assignment of contracts, capital expenditures, and other indebtedness.

     The Company is in the process of working with certain financial institutions to refinance the current note payable on terms substantially consistent with its existing obligation. Management believes the note payable will be refinanced prior to its due date.

     Accrued interest outstanding on the Company's note payable was $134,766 and $146,207 at December 31, 1997 and 1996, respectively.

7.   RELATED PARTY TRANSACTIONS:

     SIT, solely owned by the Company's majority shareholder, is a tennis academy operating at the resort. The Company is reimbursed for expenses paid on behalf of SIT. In addition, the Company charges SIT various amounts for services provided to SIT guests, which amounted to approximately $1,869,000, $1,908,000 and $1,557,000 for the years ended December 31, 1997, 1996 and 1995, respectively. At December 31, 1997, a net payable amounting to approximately $305,900 was due SIT relating to amounts collected by the Company on behalf of SIT for resort operations and for other operating cash transfer transactions. As of December 31, 1996, a net receivable of approximately $78,400 was due from SIT for accounting, management and other services provided, as well as for operating cash transfer transactions.

SADDLEBROOK RESORTS, INC.

NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

     Saddlebrook Investments, Inc. ("SII"), solely owned by the Company's majority shareholder, is a broker/dealer for sales of Saddlebrook Resort condominium units. Saddlebrook Realty, Inc., solely owned by the Company's majority shareholder, is a broker/dealer for the sale of other general real estate. The Company provided certain accounting, management and other services to these companies which amounted to approximately $15,300, $13,900 and $13,900 for the years ended December 31, 1997, 1996 and 1995, respectively. At December 31, 1997 and 1996, a net payable of approximately $200,000 and $201,000, respectively, was due these companies for brokerage services and operating cash transfers provided to the Company.

     The Company performs certain accounting and property management activities on behalf of the Saddlebrook Resort Condominium Association (the "Association") and is reimbursed for expenses paid on behalf of the Association. Expenses paid on behalf of and services provided to the Association amounted to approximately $970,500, $946,900 and $935,700 for the years ended December 31, 1997, 1996 and 1995, respectively. The Association also charges the Company certain amounts for condominium assessments. At December 31, 1997 and 1996, a net receivable of approximately $99,900 and $134,100, respectively, was due from the Association for accounting, management and other services rendered.

     Dividends declared to the Company's shareholder during 1994 in the amount of $350,000 were unpaid as of December 31, 1997. This distribution payable is reflected as a distribution in the Statements of Changes in Shareholders' Equity and as a payable due to related parties in the accompanying Balance Sheets.

     The Company and the previous owners of the resort have an agreement to split equally the costs of defense in the litigation and any ultimate judgment or remedial work relating to litigation with the adjacent property owners of the resort. A receivable for reimbursable costs of defense and remedial work at December 31, 1997 and 1996 was approximately $261,900 and $50,000, respectively. See Note 9 for discussion of litigation.

     These related party amounts are included in the due from/to related parties captions in the accompanying Balance Sheets. Due from related parties also consists of other miscellaneous receivables and employee advances owed the Company of approximately $21,400 and $13,800 at December 31, 1997 and 1996, respectively.

8.   INCOME TAXES:

     Effective February 1, 1990, the Company elected S Corporation status for federal and state income tax purposes. As of December 31, 1997, the Company has approximately $502,000 and $470,000 in book and tax net operating loss carryforwards, respectively, which expire in 2002 available only to offset future C Corporation taxable income.

9.   COMMITMENTS AND CONTINGENCIES:

     Litigation

     On May 12, 1989, a judgment was entered against the Company in the amount of $8,082,000 relating to damages to adjacent property owners for surface water effects as a result of past development. In addition, an injunction was entered to remediate damages relating thereto.

SADDLEBROOK RESORTS, INC.

NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

     On March 18, 1992, the Florida Second District Court of Appeal issued an opinion reversing and vacating the jury verdict and judgment against the Company and ordered a new trial. On December 7, 1994, the trial court heard oral argument on the merits of the Company's motion for summary judgments based on collateral estoppel and ruled in the Company's favor. On December 23, 1994, the plaintiffs filed a motion seeking clarification of the court's December 7, 1994 ruling. Thereafter, on January 5, 1995 the Company filed its response in opposition to that motion. On January 7, 1995, the court entered an order granting summary judgment in favor of the Company and dismissing the action. The plaintiffs then appealed said order to the Florida Second District Court of Appeal on April 21, 1995.
     On August 16, 1996, the appellate court issued its opinion affirming and reversing, in part, the trial court's grant of summary judgment to the Company. On November 19, 1996, the Company filed a motion to determine the issues that remain for retrial. Oral argument for that motion took place on May 15, 1997. The court has not ruled on the motion and no trial date has been set. Management currently believes that the Company's position in further litigation would be meritorious.

     The Company is involved in other litigation in the ordinary course of business. In the opinion of management, these matters are adequately covered by insurance or indemnification from other third parties and/or the effect, if any, of these claims is not material to the reported financial condition or results of operations of the Company as of December 31, 1997.

     Loan guarantees

     The Company is contingently liable for the notes payable to a bank in the amount of $629,000 maturing in 1998 recorded by SIT, a related party.

     Insurance pool

     The Company has pooled its risks with other resorts by forming an insurance purchasing group in which they retain an equity interest and to which they pay insurance premiums. The Company's ownership is less than 8% and all amounts contributed as capital ($122,950 as of December 31, 1997) are reflected as prepaid expenses and other assets in the accompanying Balance Sheets. The Company's investment approximates the proportionate net book value of the insurance company as of December 31, 1997. The Company may withdraw from the risk pool at any renewal date (annually).

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




March 13, 1998

To the Board of Directors of Saddlebrook
Resorts, Inc., as Operators under the Saddlebrook
Rental Pool and Agency Appointment Agreement


In our opinion, the accompanying balance sheets and the related statements of operations and of changes in participants' fund balance present fairly, in all material respects, the financial position of the Saddlebrook Rental Pool Operation (funds created for participants who have entered into a rental pool agreement as explained in Note 1) at December 31, 1997 and 1996, and the results of its operations and the changes in participants' fund balance for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the rental pool's operators; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





PRICE WATERHOUSE LLP
Tampa, Florida

SADDLEBROOK RENTAL POOL OPERATION

BALANCE SHEETS
-------------------------------------------------------------------------------


                         DISTRIBUTION FUND
                                                                     DECEMBER 31,
                                                                1997              1996
  ASSETS

Receivable from Saddlebrook Resorts, Inc.                    $1,384,044        $1,381,418
                                                             ==========        ==========
  LIABILITIES AND PARTICIPANTS' FUND BALANCE

Due to participants for rental pool distribution             $1,138,469        $1,132,612
Due to maintenance escrow fund                                  245,575           248,806
                                                             ----------        ----------
                                                             $1,384,044        $1,381,418
                                                             ==========        ==========
                      MAINTENANCE ESCROW FUND

  ASSETS                                                               DECEMBER 31,
                                                                1997               1996

Cash in bank                                                 $   66,570        $  194,287
Investments                                                   1,289,265           399,227
Receivables:
 Distribution fund                                              245,575           248,806
 Interest                                                        10,646             5,606
 Prepaid maintenance                                            343,822           335,381
                                                             ----------        ----------

                                                             $1,955,878        $1,183,307
                                                             ==========        ==========

  LIABILITIES AND PARTICIPANTS' FUND BALANCE

Accounts payable                                             $  103,294        $   36,998
Participants' fund balance                                    1,852,584         1,146,309
                                                             ----------        ----------

                                                             $1,955,878        $1,183,307
                                                             ==========        ==========





              The accompanying Notes to Financial Statements are
               an integral part of these financial statements.

SADDLEBROOK RENTAL POOL OPERATION

STATEMENTS OF OPERATIONS
-------------------------------------------------------------------------------




               DISTRIBUTION FUND
                                                          YEAR ENDED
                                                         DECEMBER 31,
                                              1997           1996           1995
Rental pool revenues                      $14,981,287    $13,309,993    $13,126,672
                                          -----------    -----------    -----------
Deductions:
 Marketing fee                              1,123,597        998,250        984,500
 Management fee                             1,872,661      1,663,750      1,640,834
 Travel agent commissions                     682,404        634,791        710,063
 Credit card expense                          151,701        141,660        123,672
 Bad debt expense                              10,000              -              -
                                          -----------    -----------    -----------
                                            3,840,363      3,438,451      3,459,069
                                          -----------    -----------    -----------


Net rental income                          11,140,924      9,871,542      9,667,603

Operator share of net rental income        (5,013,416)    (4,442,194)    (4,350,421)
Other revenues (expenses):
 Complimentary room revenues                  105,871        109,961        104,623
 Minor repairs and replacements              (143,369)      (154,318)      (136,749)
                                          -----------    -----------    -----------
Amounts available for distribution to
 participants and maintenance
 escrow fund                              $ 6,090,010    $ 5,384,991    $ 5,285,056
                                          ===========    ===========    ===========






              The accompanying Notes to Financial Statements are
               an integral part of these financial statements.

SADDLEBROOK RENTAL POOL OPERATION

STATEMENTS OF CHANGES IN PARTICIPANTS' FUND BALANCE
-------------------------------------------------------------------------------


           DISTRIBUTION FUND


                                                                 YEAR ENDED
                                                                 DECEMBER 31,
                                                     1997           1996            1995
Balance, beginning of period                      $        -     $         -     $         -

Additions:
 Amounts available for distribution                6,090,010       5,384,991       5,285,056

Reductions:
 Amounts withheld for maintenance
  escrow fund                                     (1,076,594)       (942,797)       (934,635)
 Amounts accrued or paid to participants          (5,013,416)     (4,442,194)     (4,350,421)
                                                  ----------     -----------     -----------
Balance, end of period                            $        -     $         -     $         -
                                                  ==========     ===========     ===========



           MAINTENANCE ESCROW FUND

                                                                YEAR ENDED
                                                                DECEMBER 31,
                                                     1997           1996           1995
Balance, beginning of period                      $1,146,309     $1,017,769     $  999,356

Additions:
 Amount withheld from distribution fund            1,076,594        942,797        934,635
 Unit upgrade payments                               238,174         69,773         93,302
 Interest earned                                      49,901         43,744         48,724

Reductions:
 Unit renovations                                   (144,458)      (558,141)       (51,577)
 Refunds of excess amounts in escrow accounts       (200,025)       (39,321)      (418,770)
 Maintenance charges                                (221,687)      (263,948)      (499,359)
 Linen amortization                                  (92,224)       (66,364)       (88,542)
                                                  ----------     ----------     ----------
Balance, end of period                            $1,852,584     $1,146,309     $1,017,769
                                                  ==========     ==========     ==========




              The accompanying Notes to Financial Statements are
               an integral part of these financial statements.

SADDLEBROOK RENTAL POOL OPERATION

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


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

      The Saddlebrook Rental Pool Operation consists of two funds, the Rental Pool Income Distribution Fund ("Distribution Fund") and the Maintenance and Furniture Replacement Escrow Fund ("Maintenance Escrow Fund"). The operations of the Distribution Fund reflect the earnings of the Rental Pool. The Distribution Fund balance sheets reflect amounts due from Saddlebrook for the rental pool distribution payable to participants and amounts due to the Maintenance Escrow Fund. The amounts due from Saddlebrook are required to be distributed no later than forty-five days following the end of each calendar quarter. The Maintenance Escrow Fund reflects the accounting for escrowed assets used to maintain unit interiors and replace furniture as it becomes necessary.

      Rental pool participants and Saddlebrook share rental revenues according to the provisions of the Agreement. Net Rental Income shared consists of rentals received less a marketing surcharge of 7 1/2%, a 12 1/2% management fee, travel agent commissions, credit card expense and a provision for bad debts, if warranted. Saddlebrook receives 45% of Net Rental Income as operator of the Rental Pool. The remaining 55% of Net Rental Income after adjustments for complimentary room revenues (ten percent of the normal unit rental price paid by Saddlebrook for promotional use of the unit) and certain minor repair and replacement charges is available for distribution to the participants and maintenance escrow fund based upon each participants' respective participation factor (computed using the value of a furnished unit and the number of days it was available to the pool). Quarterly, 45% of Net Rental Income is distributed to participants, and 10%, as adjusted for complimentary room revenues and minor interior maintenance and replacement charges, is deposited in an escrow account until a maximum of 20% of the set value of the individual owner's furniture package has been accumulated. Excess escrow balances are refunded to participants.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

      Basis of accounting

      The accounting records of the funds are maintained on the accrual basis of accounting.

      Investments

      Investments consist of U.S. Treasury Securities which bear interest at rates ranging from 5.11% to 7.125% (5.86% to 7.18% for 1996). At
      December 31, 1997 and 1996, investments of $690,828 and $99,796, respectively, mature in one year or less.

      Income taxes

      No federal or state taxes have been reflected in the accompanying financial statements as the tax effect of fund activities accrues to the rental pool participants and operator.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULE




March 13, 1998

To the Board of Directors of
Saddlebrook Resorts, Inc.

Our audits of the financial statements referred to in our report dated March 13, 1998 appearing on page 11 also included an audit of the Financial Statement Schedules listed in Item 8 on page 6 of this Form 10-K. In our opinion, the Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements.






PRICE WATERHOUSE LLP
Tampa, Florida

                                                                     SCHEDULE II

SADDLEBROOK RESORTS, INC.

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
--------------------------------------------------------------------------------




                                               ADDITIONS
                               BALANCE AT       CHARGED                   BALANCE
                               BEGINNING      TO COST AND                 AT END
                               OF PERIOD       EXPENSES     DEDUCTIONS   OF PERIOD
YEAR ENDED DECEMBER 31, 1995

 Amortization of Debt Issue
  Costs                         $119,939       $ 92,531      $   -        $212,470



YEAR ENDED DECEMBER 31, 1996

 Amortization of Debt Issue
  Costs                         $212,470       $122,266      $   -        $334,736



YEAR ENDED DECEMBER 31, 1997

 Amortization of Debt Issue
  Costs                         $334,736       $126,580      $   -        $461,316


                                  INDEX TO EXHIBITS

                                                                      Sequential
Number and Description of Exhibit                                     Page Number
 3.1   Articles of Incorporation of Saddlebrook Resorts, Inc., a
       Florida corporation (incorporated by reference to Exhibit A*).

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

10.1   Management Contract between Saddlebrook Resorts, Inc. and the
       Saddlebrook Association of Condominium Owners, Inc.
       (incorporated by reference to Exhibit C*).

10.2   Saddlebrook Rental Pool and Agency Appointment Agreement.             31

10.3 Saddlebrook Rental Management Agency Employment (incorporated by reference to Exhibit E*).

10.4   Form of Purchase Agreement (incorporated by reference to
       Exhibit H*).

10.5   Form of Deed (incorporated by reference to Exhibit I*).

10.6   Form of Bill of Sale (incorporated by reference to Exhibit J*).

27.    Financial Data Schedule (SEC use only).                               35

28.    Interest Being Registered. Pages 21 and 22 of the Post-Effective
       Amendment No. 9 to Registration Statement on Form S-1 No.
       2-65481 filed by the Registrant on March 25, 1986.                    36

* Identification of exhibit incorporated by reference from the Registration Statement No. 2-65481 previously filed by Registrant, effective December 28, 1979.