Form 10-Q
period 1998-03-31
SADDLEBROOK RESORTS INC
filed 1998-05-15
CIK 313151

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, DC 20549

                                      FORM 10-Q

(Mark one)
  (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended March 31, 1998
                                          OR
  ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
      For the transition period from            to
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

                                        INDEX

                                                                             Page
PART I - FINANCIAL INFORMATION

    Item 1.  Financial Statements

        Saddlebrook Resorts, Inc.
           Balance Sheets at March 31, 1998 and December 31, 1997              3
           Statements of Operations for the three months ended
            March 31, 1998 and 1997                                            4
           Statements of Cash Flows for the three months ended
            March 31, 1998 and 1997                                            5
           Notes to Financial Statements                                       6

        Saddlebrook Rental Pool Operation
           Balance Sheets at March 31, 1998 and December 31, 1997              8
           Statements of Operations for the three months ended
            March 31, 1998 and 1997                                            9
           Statements of Changes in Participants' Fund Balance for the
            three months ended March 31, 1998 and 1997                        10

    Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        Saddlebrook Resorts, Inc.                                             11
        Saddlebrook Rental Pool Operation                                     12


PART II - OTHER INFORMATION

    Item 1. Legal Proceedings                                                 12

    Item 6. Exhibits and Reports on Form 8-K                                  13



                            PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                SADDLEBROOK RESORTS, INC.
                                     BALANCE SHEETS
                                       (Unaudited)

                                                      March 31,      December 31,
                                                        1998             1997
                                                    ------------     ------------
        Assets
Current assets:
  Cash and cash equivalents                         $ 3,071,261      $   854,596
  Escrowed cash                                         382,972           92,520
  Short-term escrowed investments                       389,908          690,828
  Accounts receivable, net                            9,084,000        4,041,440
  Due from related parties                              252,226          391,148
  Inventory and supplies                              1,493,255        1,567,972
  Prepaid expenses and other assets                     544,291          523,675
                                                    -----------      -----------
    Total current assets                             15,217,913        8,162,179
Long-term escrowed investments                          598,437          598,437
Property, buildings and equipment, net               23,870,995       23,838,237
Deferred charges, net                                   324,425          107,928
                                                    -----------      -----------
                                                    $40,011,770      $32,706,781
                                                    ===========      ===========
        Liabilities and Shareholders' Equity
Current liabilities:
  Current portion of notes payable                  $18,686,920      $18,686,920
  Escrowed deposits                                   1,371,317        1,381,785
  Accounts payable                                    1,001,214          541,281
  Accrued rental distribution                         2,641,109        1,449,795
  Accrued payroll and related expenses                  928,972        1,168,790
  Accrued interest                                      133,560          134,766
  Accrued taxes                                         262,616           55,283
  Guest deposits                                      1,638,015        2,161,620
  Accrued expenses and other liabilities              1,055,622        1,290,581
  Due to related parties                              2,739,271          863,618
                                                    -----------      -----------
    Total current liabilities                        30,458,616       27,734,439
Notes payable due after one year                          -                -
                                                    -----------      -----------
    Total liabilities                                30,458,616       27,734,439
                                                    -----------      -----------
Shareholders' equity:
  Common stock, $1.00 par value, 100,000 shares
   authorized and outstanding                           100,000          100,000
  Additional paid-in capital                          1,013,127        1,013,127
  Accumulated earnings                                8,440,027        3,859,215
                                                    -----------      -----------
    Total shareholders' equity                        9,553,154        4,972,342
                                                    -----------      -----------
                                                    $40,011,770      $32,706,781
                                                    ===========      ===========



                   The accompanying Notes to Financial Statements are
                     an integral part of these financial statements

                                SADDLEBROOK RESORTS, INC.
                                STATEMENTS OF OPERATIONS
                                      (Unaudited)

                                                         Three months ended
                                                               March 31,
                                                    -----------------------------
                                                        1998             1997
                                                    ------------     ------------
Revenues                                            $16,657,917      $15,431,844
                                                     ----------       ----------

Costs and expenses:
  Operating costs                                     9,412,926        8,893,226
  Sales and marketing                                   791,993          962,386
  General and administrative                          1,095,494          957,939
  Depreciation and amortization                         397,547          362,585
  Interest                                              364,413          418,493
                                                     ----------       ----------
    Total costs and expenses                         12,062,373       11,594,629
                                                     ----------       ----------

Net income                                            4,595,544        3,837,215

Distribution to shareholders                            (14,732)         (14,732)

Accumulated earnings at beginning of period           3,859,215        2,378,825
                                                     ----------       ----------

Accumulated earnings at end of period               $ 8,440,027      $ 6,201,308
                                                     ==========       ==========




              The accompanying Notes to Financial Statements are
                an integral part of these financial statements

                                  SADDLEBROOK RESORTS, INC.
                                  STATEMENTS OF CASH FLOWS
                                        (Unaudited)



                                                            Three months ended
                                                                 March 31,
                                                        -------------------------
                                                           1998           1997
                                                        ----------     ----------
Operating activities:
  Net income                                           $ 4,595,544    $ 3,837,215
  Non-cash items included in net income:
    Provision for doubtful accounts                         12,300         12,300
    Depreciation and amortization                          397,547        362,585
  Decrease (increase) in:
    Accounts receivable                                 (5,054,860)    (4,660,297)
    Inventory and supplies                                  74,717         11,872
    Prepaid expenses and other assets                      (20,616)       (13,691)
  Increase (decrease) in:
    Accounts payable                                       459,933        284,536
    Accrued expenses and other liabilities                 399,059        926,830
    Net payable to related parties                       2,014,575      1,999,115
                                                        ----------     ----------
                                                         2,878,199      2,760,465
                                                        ----------     ----------
Investing activities:
  Capital expenditures                                    (396,802)      (732,557)
                                                        ----------     ----------
                                                          (396,802)      (732,557)
                                                        ----------     ----------
Financing activities:
  Financing costs                                         (250,000)         -
  Distribution to shareholders                             (14,732)       (14,732)
                                                        ----------     ----------
                                                          (264,732)       (14,732)
                                                        ----------     ----------

Net increase in cash                                     2,216,665      2,013,176
Cash at beginning of period                                854,596        418,197
                                                        ----------     ----------

Cash at end of period                                  $ 3,071,261    $ 2,431,373
                                                        ==========     ==========


Supplemental disclosure:
  Cash paid for interest                               $   389,544    $   430,810
                                                        ==========     ==========

               The accompanying Notes to Financial Statements are
                 an integral part of these financial statements.

                                 SADDLEBROOK RESORTS, INC.
                               NOTES TO FINANCIAL STATEMENTS
                                       (Unaudited)

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

These financial statements and related notes are presented for interim periods in accordance with the requirements of Form 10-Q and, consequently, do not include all disclosures normally provided in the Registrant's Annual Report on Form 10-K. Accordingly, these financial statements and related notes should be read in conjunction with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.


Note 2. Accounts Receivable



                                                      March 31,      December 31,
                                                        1998             1997
                                                    ------------     ------------
  Trade accounts receivable                         $ 9,206,000      $ 4,163,083
  Less reserve for bad debts                           (122,000)        (121,643)
                                                    -----------      -----------

                                                    $ 9,084,000      $ 4,041,440
                                                    ===========      ===========




Note 3. Fixed Assets

                                                      March 31,      December 31,
                                                        1998             1997
                                                    ------------     ------------
  Land and land improvements                        $ 4,821,537      $ 4,821,537
  Buildings and recreational facilities              20,425,734       20,371,097
  Machinery and equipment                             8,495,813        8,422,251
  Construction in progress                            1,322,032        1,053,429
                                                    -----------      -----------
                                                     35,065,116       34,668,314
  Less accumulated depreciation                     (11,194,121)     (10,830,077)
                                                    -----------      -----------

                                                    $23,870,995      $23,838,237
                                                    ===========      ===========


Note 4. Deferred Charges



                                                      March 31,      December 31,
                                                        1998             1997
                                                    ------------     ------------
  Debt issue costs                                  $   819,244      $   569,244
  Less accumulated amortization                        (494,819)        (461,316)
                                                    -----------      -----------

                                                    $   324,425      $   107,928
                                                    ===========      ===========


Note 5. Notes Payable


                                                      March 31,       December 31,
                                                        1998              1997
                                                    ------------      ------------
  Note payable to bank due July 16, 1998,
   variable rate currently 8.375%                   $ 18,686,920      $ 18,686,920
  Less current portion                               (18,686,920)      (18,686,920)
                                                    ------------      ------------

                                                    $     -           $    -
                                                    ============      ============



The Registrant is also the guarantor of an amount owed by an affiliated company which matures on July 16, 1998. The amount of this debt is $629,000 as of March 31, 1998.

The refinancing of the Registrant's current debt is being arranged with a different lender. The new debt is expected to have a longer term and a lower interest rate. The refinancing is expected to occur before the current debt's maturity date.

Note 6. Income Taxes

The Registrant has elected S Corporation status. Accordingly, the Registrant has had no income tax expense since the election as the tax is assessed at the shareholder level.

                          SADDLEBROOK RENTAL POOL OPERATION
                                   BALANCE SHEETS
                                    (Unaudited)

                                  DISTRIBUTION FUND



                                                      March 31,      December 31,
                                                        1998             1997
                                                    ------------     ------------
        Assets
Receivable from Saddlebrook Resorts, Inc.           $ 2,555,174      $ 1,384,044
                                                    ===========      ===========


        Liabilities and Participants' Fund Balance
Due to participants                                 $ 2,095,059      $ 1,138,469
Due to maintenance escrow fund                          460,115          245,575
Participants' fund balance                                -                -
                                                    -----------      -----------

                                                    $ 2,555,174      $ 1,384,044
                                                    ===========      ===========



                                  MAINTENANCE ESCROW FUND


                                                      March 31,      December 31,
                                                        1998             1997
                                                    ------------     ------------
        Assets
Cash and cash equivalents                           $   357,122      $    66,570
Investments                                             988,345        1,289,265
Receivables:
  Distribution fund                                     460,115          245,575
  Interest                                                8,354           10,646
Prepaid maintenance                                     294,330          343,822
                                                    -----------      -----------

                                                    $ 2,108,266      $ 1,955,878
                                                    ===========      ===========


        Liabilities and Participants' Fund Balance
Accounts payable                                    $   474,566      $   103,294
Participants' fund balance                            1,633,700        1,852,584
                                                    -----------      -----------

                                                    $ 2,108,266      $ 1,955,878
                                                    ===========      ===========

                          SADDLEBROOK RENTAL POOL OPERATION
                               STATEMENTS OF OPERATIONS
                                     (Unaudited)


                                                            Three months ended
                                                                 March 31,
                                                        -------------------------
                                                           1998           1997
                                                        ----------     ----------
Rental pool revenue                                    $ 6,241,366    $ 6,168,240
                                                        ----------     ----------

Deductions:
  Marketing expense                                        468,102        462,618
  Management expense                                       780,171        771,030
  Travel agent commissions                                 280,859        262,325
  Credit card expense                                       53,548         56,904
  Bad debt expense                                           3,000          3,000
                                                        ----------     ----------
                                                         1,585,680      1,555,877
                                                        ----------     ----------

Net rental income                                        4,655,686      4,612,363
Less operator share of net rental income                (2,095,059)    (2,075,563)
Other revenues (expenses):
  Complimentary room revenues                               23,498         43,862
  Minor repairs and replacements                           (28,951)       (30,953)
                                                        ----------     ----------

Amount available for distribution                      $ 2,555,174    $ 2,549,709
                                                        ==========     ==========


                         SADDLEBROOK RENTAL POOL OPERATION
                  STATEMENTS OF CHANGES IN PARTICIPANTS' FUND BALANCE
                                     (Unaudited)

                                  DISTRIBUTION FUND


                                                            Three months ended
                                                                 March 31,
                                                        -------------------------
                                                           1998           1997
                                                        ----------     ----------
Balance at beginning of period                         $     -        $     -

Additions:
  Amount available for distribution                      2,555,174      2,549,709

Reductions:
  Amount withheld for maintenance escrow fund             (460,115)      (474,146)
  Amount accrued or paid to participants                (2,095,059)    (2,075,563)
                                                       -----------    -----------
Balance at end of period                               $     -        $     -
                                                        ==========     ==========


                              MAINTENANCE ESCROW FUND


                                                            Three months ended
                                                                 March 31,
                                                        -------------------------
                                                           1998           1997
                                                        ----------     ----------
Balance at beginning of period                         $ 1,852,584    $ 1,146,309

Additions:
  Amount withheld from distribution fund                   460,115        474,146
  Unit owner payments                                      121,254         36,625
  Interest earned                                           17,101          7,821

Reductions:
  Escrow account refunds                                   (29,132)       (26,448)
  Maintenance charges                                      (66,279)       (23,239)
  Unit renovations                                        (691,635)       (42,132)
  Linen replacement                                        (30,308)       (34,123)
                                                        ----------     ----------

Balance at end of period                               $ 1,633,700    $ 1,538,959
                                                        ==========     ==========




Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                         Liquidity and Capital Resources

The Registrant's operations are seasonal. The highest volume of sales occurs in the first quarter of each calendar year while the third quarter has historically had the lowest volume of sales. The second and fourth quarters of each calendar year have historically had marginal financial performance. Accordingly, the Registrant experienced an improvement in its financial condition as of March 31, 1998 when compared with its fiscal year-end of December 31, 1997. The primary effect of this seasonal period was an increase in cash, accounts receivable and accumulated earnings.

The Registrant's current debt, and the related debt of an affiliate, matures on July 16, 1998. Accordingly, the Registrant's debt is classified as a current liability on its balance sheet. The present lender has verbally indicated that the maturing debt may be renewed with similar terms. However, management is nearing the completion of negotiations for longer-term financing with another lender. Management believes this refinancing will occur before the maturity date of the current debt (see Note 5. Notes Payable of the Notes to Financial Statements in Part I, Item 1 of this Form 10-Q, which is incorporated herein by reference).

The Registrant's current debt agreement includes a line of credit of $1,500,000 which is limited to the value of certain accounts receivable, inventories and equipment of the Registrant and an affiliate. As of March 31, 1998, $45,300 of this line of credit was restricted and no draws were outstanding. Management anticipates a similar line of credit will be included in the refinancing of the Registrant's debt discussed above.

The Registrant has additional financing that is available related to the matter that is discussed in Part II, Item 1. Legal Proceedings of this Form 10-Q, which is incorporated herein by reference.

Although the Registrant performed several minor capital improvements, there were no major capital additions or improvements during the three months ended March 31, 1998. No other significant capital projects are anticipated in the remaining fiscal period. Future operating costs and planned expenditures for minor capital additions and improvements will be funded by the resort operations of the Registrant or by additional financing pursuant to the anticipated refinancing of the Registrant's debt discussed above.


                                Results of Operations

Total revenues increased $1,226,000 or 8% for the first quarter of 1998 when compared with the same period in 1997. This resulted from increases in the average room rate and the number of guests in the resort, which were partially offset by a slightly lower number of occupied unit nights for the current quarter when compared to the same period the previous year. Anticipated occupied unit nights for the remainder of 1998 are expected to slightly exceed the prior year's level. Projections for occupied unit nights in 1999 and subsequent fiscal periods are expected to remain at the resort's current volume of business.

Net income for the first quarter of 1998 increased $758,000 or 20% over the same period in 1997. This improvement was a direct result of the increase in revenue offset by expected increases in general costs of operations for the current quarter when compared to the same period the previous year.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Due to the seasonal business of the Registrant, the results of operations for the interim period shown in this report are not necessarily indicative of results to be expected for the full fiscal year.

                          Saddlebrook Rental Pool Operation

The results of the Saddlebrook Rental Pool Operation (the "Rental Pool") are directly related to the hotel operations of the Registrant. The Registrant operates the Rental Pool which provides for a distribution of a percentage of net rental income to participating condominium owners. Net rental income is calculated and distributed according to the provisions of an agreement and the level of the Registrant's occupancy directly impacts revenues and expenses used to determine the distribution.

The average occupancies for the quarters ended March 31, 1998 and 1997 were 72% and 74%, respectively. The average distributions of net rental income per participating condominium unit for the same periods were $4,646 and $4,661, respectively. This decrease in the average distribution of net rental income was primarily due to a slight increase in the number of units participating in the Rental Pool which offset an increased amount available for distribution for the current quarter.


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

On March 18, 1992, the Florida Second District Court of Appeal issued an opinion reversing and vacating the jury verdict and judgment against the Registrant and ordering a new trial due to the false testimony of plaintiffs' expert hydrologist. On December 22, 1993, the Registrant filed a motion for summary judgment in the trial court on grounds that the findings in its favor by an administrative law judge in a related proceeding bar further litigation of this matter. An order granting the summary judgment and dismissing the action was entered on January 7, 1995. On August 16, 1996, the Florida Second District Court of Appeal filed an opinion affirming, in part, and reversing, in part, the summary judgment. On November 19, 1996, the Registrant filed a motion with the trial court to determine the issues that remain for retrial. On April 1, 1998, the trial court ruled that the Plaintiffs will be prohibited from introducing evidence on some, but not all, of the damages sought. Registrant anticipates the matter will proceed with pre-trial and trial within the next year. Management currently believes that the Registrant's position in further litigation of this matter will be meritorious.

The Registrant is involved in other litigation in the ordinary course of business. In the opinion of management, these matters are adequately covered by insurance or indemnification from other third parties. The effect, if any, of these claims is, in management's opinion, immaterial to the Registrant's financial condition and results of operations.

Item 6. Exhibits and Reports on Form 8-K

  (a) Exhibit 27 - Financial Data Schedule (for SEC use only).
  (b) The Registrant was not required to file a Form 8-K during the three months ended March 31, 1998.



                                     SIGNATURE


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



Date:    May 15, 1998                              /s/ Donald L. Allen
      -----------------                          -------------------------
                                                       Donald L. Allen
                                                Vice President and Treasurer
                                                   (Principal Financial and
                                                     Accounting Officer)