Form 10-Q
period 1998-06-30
SADDLEBROOK RESORTS INC
filed 1998-08-19
CIK 313151

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, DC 20549

                                      FORM 10-Q

(Mark one)
  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
      For the quarterly period ended June 30, 1998
                                          OR
  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
      For the transition period from            to
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

                                      INDEX

                                                                             Page
PART I - FINANCIAL INFORMATION

    Item 1.  Financial Statements

        Saddlebrook Resorts, Inc.
           Balance Sheets at June 30, 1998 and December 31, 1997               3
           Statements of Operations for the three months and six
            months ended June 30, 1998 and 1997                                4
           Statements of Cash Flows for the six months ended
            June 30, 1998 and 1997                                             5
           Notes to Financial Statements                                       6

        Saddlebrook Rental Pool Operation
           Balance Sheets at June 30, 1998 and December 31, 1997               8
           Statements of Operations for the three months and six
            months ended June 30, 1998 and 1997                                9
           Statements of Changes in Participants' Fund Balance for the
            six months ended June 30, 1998 and 1997                           10

    Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        Saddlebrook Resorts, Inc.                                             11
        Saddlebrook Rental Pool Operation                                     12


PART II - OTHER INFORMATION

    Item 1. Legal Proceedings                                                 12

    Item 5. Other Events                                                      13

    Item 6. Exhibits and Reports on Form 8-K                                  13

                            PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                            SADDLEBROOK RESORTS, INC.
                                 BALANCE SHEETS
                                   (Unaudited)

                                                      June 30,       December 31,
                                                        1998             1997
                                                    ------------     ------------
        Assets
Current assets:
  Cash and cash equivalents                         $10,672,294      $   854,596
  Escrowed cash                                         529,319           92,520
  Short-term escrowed investments                       587,236          690,828
  Accounts receivable, net                            6,462,308        4,041,440
  Due from related parties                            2,980,721          391,148
  Inventory and supplies                              1,484,460        1,567,972
  Prepaid expenses and other assets                     859,935          523,675
                                                    -----------      -----------
    Total current assets                             23,576,273        8,162,179
Long-term escrowed investments                          598,272          598,437
Property, buildings and equipment, net               21,235,978       23,838,237
Deferred charges, net                                   529,473          107,928
                                                    -----------      -----------
                                                    $45,939,996      $32,706,781
                                                    ===========      ===========
        Liabilities and Shareholders' Equity
Current liabilities:
  Current portion of notes payable                  $   876,457      $18,686,920
  Escrowed deposits                                   1,714,827        1,381,785
  Accounts payable                                      419,491          541,281
  Accrued rental distribution                         1,769,500        1,449,795
  Accrued payroll and related expenses                1,272,997        1,168,790
  Accrued interest                                         --            134,766
  Accrued taxes                                          99,439           55,283
  Guest deposits                                      1,750,733        2,161,620
  Accrued expenses and other liabilities              1,270,789        1,290,581
  Due to related parties                              1,911,859          863,618
                                                    -----------      -----------
    Total current liabilities                        11,086,092       27,734,439
Notes payable due after one year                     25,123,543             -
                                                    -----------      -----------
    Total liabilities                                36,209,635       27,734,439
                                                    -----------      -----------
Shareholders' equity:
  Common stock, $1.00 par value, 100,000 shares
   authorized and outstanding                           100,000          100,000
  Additional paid-in capital                          1,013,127        1,013,127
  Accumulated earnings                                8,617,234        3,859,215
                                                    -----------      -----------
    Total shareholders' equity                        9,730,361        4,972,342
                                                    -----------      -----------
                                                    $45,939,996      $32,706,781
                                                    ===========      ===========

               The accompanying Notes to Financial Statements are
                 an integral part of these financial statements

                            SADDLEBROOK RESORTS, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                  Three months ended         Six months ended
                                       June 30,                  June 30,
                               ------------------------  ------------------------
                                   1998         1997         1998         1997
                               -----------  -----------  -----------  -----------
Revenues                       $12,539,418  $10,286,740  $29,197,335  $25,718,584
                               -----------  -----------  -----------  -----------

Costs and expenses:
  Operating costs                7,905,699    6,733,627   17,318,625   15,626,853
  Sales and marketing              941,546      868,619    1,733,539    1,831,005
  General and administrative     1,064,219      906,193    2,159,714    1,864,133
  Depreciation and amortization    420,074      365,620      817,621      728,205
  Interest                         370,990      405,388      735,403      823,881
                               -----------  -----------  -----------  -----------
    Total costs and expenses    10,702,528    9,279,447   22,764,902   20,874,077
                               -----------  -----------  -----------  -----------

Net income                       1,836,890    1,007,293    6,432,433    4,844,507

Distribution to shareholders    (1,659,683)    (323,581)  (1,674,414)    (338,312)

Accumulated earnings at
 beginning of period             8,440,027    6,201,308    3,859,215    2,378,825
                               -----------  -----------  -----------  -----------

Accumulated earnings at
 end of period                 $ 8,617,234  $ 6,885,020  $ 8,617,234  $ 6,885,020
                               ===========  ===========  ===========  ===========


               The accompanying Notes to Financial Statements are
                 an integral part of these financial statements

                            SADDLEBROOK RESORTS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                             Six months ended
                                                                 June 30,
                                                       --------------------------
                                                           1998           1997
                                                       -----------    -----------
Operating activities:
  Net income                                           $ 6,432,433    $ 4,844,507
  Non-cash items included in net income:
    Provision for doubtful accounts                         24,600         23,600
    Depreciation and amortization                          817,621        728,205
  Decrease (increase) in:
    Accounts receivable                                 (2,445,468)    (1,766,714)
    Inventory and supplies                                  83,512         51,794
    Prepaid expenses and other assets                     (336,260)        44,232
  Increase (decrease) in:
    Accounts payable                                      (121,790)       124,188
    Accrued expenses and other liabilities                 (97,378)      (120,321)
                                                       -----------    -----------
                                                         4,357,270      3,929,491
                                                       -----------    -----------
Investing activities:
  Capital expenditures                                    (593,812)    (1,243,547)
                                                       -----------    -----------
Financing activities:
  Notes payable borrowings                              27,500,000             --
  Payments on notes payable                            (20,186,920)      (688,500)
  Financing costs                                         (488,832)            --
  Advances from related parties                            904,406      1,274,496
  Distribution to shareholders                          (1,674,414)      (338,312)
                                                       -----------    -----------
                                                         6,054,240        247,684
                                                       -----------    -----------
Net increase in cash                                     9,817,698      2,933,628
Cash at beginning of period                                854,596        418,197
                                                       -----------    -----------

Cash at end of period                                  $10,672,294    $ 3,351,825
                                                       ===========    ===========
Supplemental disclosure:
  Cash paid for interest                               $   897,268    $   872,516
                                                       ===========    ===========
Non-cash investing and financing activities:
  Property transferred to affiliate through the
   due to/from related party account                   $ 2,445,738             --
                                                      ============    ===========


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


Note 2. Accounts Receivable

                                                      June 30,       December 31,
                                                        1998             1997
                                                    ------------     ------------
  Trade accounts receivable                         $ 6,539,988      $ 4,163,083
  Less reserve for bad debts                            (77,680)        (121,643)
                                                    -----------      -----------

                                                    $ 6,462,308      $ 4,041,440
                                                    ===========      ===========

Note 3. Property, Buildings and Equipment

                                                      June 30,       December 31,
                                                        1998             1997
                                                    ------------     ------------
  Land and land improvements                        $ 3,820,478      $ 4,821,537
  Buildings and recreational facilities              19,000,298       20,371,097
  Machinery and equipment                             8,904,101        8,422,251
  Construction in progress                              590,398        1,053,429
                                                    -----------      -----------
                                                     32,315,275       34,668,314
  Less accumulated depreciation                     (11,079,297)     (10,830,077)
                                                    -----------      -----------

                                                    $21,235,978      $23,838,237
                                                    ===========      ===========

The Registrant's property, buildings and equipment are pledged as security for its debt (see Note 5). In June 1998, the Registrant transferred its unencumbered condominium units and their contents and certain tracts of real property held for development to an affiliated company at its aggregate book value of approximately $2,446,000 (see Note 6).

Note 4. Deferred Charges

                                                      June 30,       December 31,
                                                        1998             1997
                                                    ------------     ------------
  Debt issue costs                                  $   529,473      $   569,244
  Less accumulated amortization                              --         (461,316)
                                                    -----------      -----------

                                                    $   529,473      $   107,928
                                                    ===========      ===========


Note 5. Note Payable

                                                      June 30,       December 31,
                                                        1998             1997
                                                    ------------     ------------
  Note payable due June 30, 2013                    $26,000,000      $18,686,920
  Less current portion                              (   876,457)     (18,686,920)
                                                    -----------      -----------

                                                    $25,123,543      $      -
                                                    ===========      ===========

On June 30, 1998, the Registrant obtained financing from a third-party lender which replaced its prior debt. The annual interest rate is fixed at 7.7% and monthly payments are $243,988.


Note 6. Stock ownership

On June 30, 1998, the Registrant's stockholders exchanged each share of the Registrant's outstanding common stock for one share of common stock of Saddlebrook Holdings, Inc. ("SHI"). After the exchange, the Registrant's prior stockholders own 100% of SHI which owns 100% of the Registrant. SHI also owns 100% of Dempsey and Daughters, Inc. which was created to own real and personal property not encumbered by the Registrant's current debt (see Note 3).


Note 7. Income Taxes

The Registrant previously elected S Corporation status and is currently a member of a Qualified Subchapter S Subsidiary Group. Accordingly, the Registrant has had no income tax expense since the initial election as the tax is assessed at the shareholder level.

                        SADDLEBROOK RENTAL POOL OPERATION
                                 BALANCE SHEETS
                                   (Unaudited)

                                DISTRIBUTION FUND


                                                      June 30,       December 31,
                                                        1998             1997
                                                    ------------     ------------
        Assets
Receivable from Saddlebrook Resorts, Inc.           $ 1,699,097      $ 1,384,044
                                                    ===========      ===========


        Liabilities and Participants' Fund Balance
Due to participants                                 $ 1,397,034      $ 1,138,469
Due to maintenance escrow fund                          302,063          245,575
Participants' fund balance                                 -                -
                                                    -----------      -----------

                                                    $ 1,699,097      $ 1,384,044
                                                    ===========      ===========


                             MAINTENANCE ESCROW FUND

                                                      June 30,       December 31,
                                                        1998             1997
                                                    ------------     ------------
        Assets
Cash and cash equivalents                           $   506,469      $    66,570
Investments                                           1,185,508        1,289,265
Receivables:
  Distribution fund                                     302,063          245,575
  Interest                                               14,874           10,646
Prepaid maintenance                                     469,594          343,822
                                                    -----------      -----------

                                                    $ 2,478,508      $ 1,955,878
                                                    ===========      ===========

        Liabilities and Participants' Fund Balance
Accounts payable                                    $   466,551      $   103,294
Participants' fund balance                            2,011,957        1,852,584
                                                    -----------      -----------

                                                    $ 2,478,508      $ 1,955,878
                                                    ===========      ===========

                        SADDLEBROOK RENTAL POOL OPERATION
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                  Three months ended         Six months ended
                                       June 30,                  June 30,
                               ------------------------  -------------------------
                                   1998         1997         1998         1997
                               ------------ ------------ ------------ ------------
Rental pool revenue            $ 4,150,577  $ 3,511,329  $10,391,943  $ 9,679,569
                               -----------  -----------  -----------  -----------

Deductions:
  Marketing expense                311,293      263,350      779,395      725,968
  Management expense               518,822      438,916    1,298,993    1,209,946
  Travel agent commissions         171,514      158,102      452,373      420,427
  Credit card expense               41,429       37,024       94,977       93,928
  Bad debt expense                   3,000        2,000        6,000        5,000
                               -----------  -----------  -----------  -----------
                                 1,046,058      899,392    2,631,738    2,455,269
                               -----------  -----------  -----------  -----------

Net rental income                3,104,519    2,611,937    7,760,205    7,224,300
Less operator share of net
 rental income                  (1,397,034)  (1,175,372)  (3,492,093)  (3,250,935)
Other revenues (expenses):
  Complimentary room revenues       21,077       23,832       44,575       67,694
  Minor repairs and replacements   (29,465)     (38,674)     (58,416)     (69,627)
                               -----------  -----------  -----------  -----------

Amount available for
 distribution                  $ 1,699,097  $ 1,421,723  $ 4,254,271  $ 3,971,432
                               ===========  ===========  ===========  ===========

                        SADDLEBROOK RENTAL POOL OPERATION
               STATEMENTS OF CHANGES IN PARTICIPANTS' FUND BALANCE
                                   (Unaudited)

                                DISTRIBUTION FUND

                                                             Six months ended
                                                                 June 30,
                                                        -------------------------
                                                           1998           1997
                                                        ----------     ----------
Balance at beginning of period                         $        --     $       --

Additions:
  Amount available for distribution                      4,254,271      3,971,432

Reductions:
  Amount withheld for maintenance escrow fund             (762,178)      (720,497)
  Amount accrued or paid to participants                (3,492,093)    (3,250,935)
                                                       -----------     ----------

Balance at end of period                               $        --     $       --
                                                       ===========     ==========

                              MAINTENANCE ESCROW FUND

                                                             Six months ended
                                                                 June 30,
                                                       --------------------------
                                                           1998           1997
                                                       -----------    -----------
Balance at beginning of period                         $ 1,852,584    $ 1,146,309

Additions:
  Amount withheld from distribution fund                   762,178        720,497
  Unit owner payments                                      308,024         50,570
  Interest earned                                           35,100         17,880

Reductions:
  Escrow account refunds                                   (40,048)       (78,017)
  Maintenance charges                                     (133,754)      (106,350)
  Unit renovations                                        (716,219)       (54,491)
  Linen replacement                                        (55,908)       (59,923)
                                                       -----------    -----------

Balance at end of period                               $ 2,011,957    $ 1,636,475
                                                       ===========    ===========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                         Liquidity and Capital Resources

The Registrant's operations are seasonal. The highest volume of sales occurs in the first quarter of each calendar year while the third quarter has historically had the lowest volume of sales. The second and fourth quarters of each calendar year have historically had marginal financial performance. Accordingly, the Registrant experienced an improvement in its financial condition as of June 30, 1998 when compared with its fiscal year-end of December 31, 1997. The primary effect of this seasonal period was an increase in cash, accounts receivable and accumulated earnings. The Registrant's financial condition was further enhanced by additional funds provided by the refinancing of its debt described below.

On June 30, 1998, the Registrant obtained financing from a third-party lender which replaced its prior debt. The new debt is self-amortizing and matures on June 30, 2013. The annual interest rate is fixed at 7.7% and monthly payments are $243,988. (see Note 5. Note Payable of the Notes to Financial Statements in
Part I, Item 1 of this Form 10-Q, which is incorporated herein by reference).

The Registrant's condominium units and their contents and certain tracts of real property held for development are no longer encumbered by the Registrant's debt. Accordingly, concurrent with the refinancing of its prior debt, the Registrant transferred the unencumbered property to an affiliated company at its aggregate book value of approximately $2,446,000 (see Part II, Item 5. Other Events of this Form 10-Q, which is incorporated herein by reference).

The Registrant has additional financing that is available related to the matter that is discussed in Part II, Item 1. Legal Proceedings of this Form 10-Q, which is incorporated herein by reference.

Although the Registrant performed several minor capital improvements, there were no major capital additions or improvements during the six months ended June 30, 1998. No other significant capital projects are anticipated in the remaining fiscal period. Future operating costs and planned expenditures for capital additions and improvements will be funded by the resort operations of the Registrant or by additional funds received from the refinancing of its prior debt discussed above.


                              Results of Operations

Total revenues increased $2,253,000 or 22% for the second quarter of 1998 when compared with the same period in 1997. Total revenues increased $3,479,000 or 14% for the first six months of 1998 when compared with the same period in 1997. These improvements resulted from increases in the average room rate, occupied unit nights and the number of guests in the resort for the current periods when compared to the same periods the previous year. Anticipated occupied unit nights for the remainder of 1998 are expected to slightly exceed the prior year's level. Projections for occupied unit nights in 1999 and subsequent fiscal periods are expected to continue a slight growth trend.

Net income for the second quarter of 1998 increased $830,000 or 82% over the same period in 1997. Net income for the first six months of 1998 increased $1,588,000 or 33% over the same period in 1997. These improvements were a direct result of the increases in revenues which were partially offset by expected increases in general costs of operations for the current periods when compared to the previous year.

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

The average occupancies for the quarters ended June 30, 1998 and 1997 were 60% and 55%, respectively. The average distributions of net rental income per participating condominium unit for the same periods were $3,095 and $2,585, respectively. The improvement in the average distribution of net rental income was primarily due to an increase in the average room rate and number of occupied unit nights which increased the total amount available for distribution for the current quarter when compared to the same period the prior year.


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

Item 5. Other Events

On June 30, 1998, the Registrant's stockholders exchanged each share of the Registrant's outstanding common stock for one share of common stock of Saddlebrook Holdings, Inc. ("SHI"). After the exchange, the Registrant's prior stockholders own 100% of SHI which owns 100% of the Registrant. SHI also owns 100% of Dempsey and Daughters, Inc. which was created to own real and personal property not encumbered by the Registrant's current debt.

Item 6. Exhibits and Reports on Form 8-K

  (a) Exhibit 27 - Financial Data Schedule (for SEC use only).
  (b) The Registrant was not required to file a Form 8-K during the six months ended June 30, 1998.



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



Date:  August 19, 1998                              /s/ Donald L. Allen
      -----------------                          -------------------------
                                                   Donald L. Allen
                                               Vice President and Treasurer
                                                (Principal Financial and
                                                  Accounting Officer)