Form 10-Q
period 1998-09-30
SADDLEBROOK RESORTS INC
filed 1998-11-13
CIK 313151

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(Mark one)

  (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 1998

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

                                 YES   [X]      NO   [ ]

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

                                 Not Applicable*


* Registrant has no common stock subject to this annual report.

                                        INDEX

PART I - FINANCIAL INFORMATION

    Item 1.  Financial Statements
                                                                            Page
        Saddlebrook Resorts, Inc.
           Balance Sheets at September 30, 1998 and December 31, 1997          3
           Statements of Operations for the three months and nine
            months ended September 30, 1998 and 1997                           4
           Statements of Cash Flows for the nine months ended
            September 30, 1998 and 1997                                        5
           Notes to Financial Statements                                       6

        Saddlebrook Rental Pool Operation
           Balance Sheets at September 30, 1998 and December 31, 1997          8
           Statements of Operations for the three months and nine
            months ended September 30, 1998 and 1997                           9
           Statements of Changes in Participants' Fund Balance for the
            nine months ended September 30, 1998 and 1997                     10

    Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        Saddlebrook Resorts, Inc.                                             11
        Saddlebrook Rental Pool Operation                                     12


PART II - OTHER INFORMATION

    Item 1. Legal Proceedings                                                 13

    Item 5. Other Events                                                      13

    Item 6. Exhibits and Reports on Form 8-K                                  14

                            PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                            SADDLEBROOK RESORTS, INC.
                                 BALANCE SHEETS
                                   (Unaudited)

                                                    September 30,   December 31,
                                                       1998             1997
                                                    ------------    ------------
        Assets
Current assets:
  Cash and cash equivalents                         $10,324,268      $   854,596
  Escrowed cash                                         858,855           92,520
  Short-term escrowed investments                       687,768          690,828
  Accounts receivable, net                            3,780,594        4,041,440
  Due from related parties                            3,935,087          391,148
  Inventory and supplies                              1,539,584        1,567,972
  Prepaid expenses and other assets                     744,626          523,675
                                                    -----------      -----------
    Total current assets                             21,870,782        8,162,179
Long-term escrowed investments                          498,485          598,437
Property, buildings and equipment, net               21,322,271       23,838,237
Deferred charges, net                                   528,325          107,928
                                                    -----------      -----------
                                                    $44,219,863      $32,706,781
                                                    ===========      ===========
        Liabilities and Shareholders' Equity
Current liabilities:
  Current portion of notes payable                  $   893,438      $18,686,920
  Escrowed deposits                                   2,045,108        1,381,785
  Accounts payable                                      462,715          541,281
  Accrued rental distribution                           884,390        1,449,795
  Accrued payroll and related expenses                1,009,533        1,168,790
  Accrued interest                                         --            134,766
  Accrued taxes                                          49,698           55,283
  Guest deposits                                      1,844,083        2,161,620
  Accrued expenses and other liabilities              1,183,456        1,290,581
  Due to related parties                              2,405,488          863,618
                                                    -----------      -----------
    Total current liabilities                        10,777,909       27,734,439
Notes payable due after one year                     24,873,611             -
                                                    -----------      -----------
    Total liabilities                                35,651,520       27,734,439
                                                    -----------      -----------
Shareholder's equity:
  Common stock, $1.00 par value, 100,000 shares
   authorized and outstanding                           100,000          100,000
  Additional paid-in capital                          1,013,127        1,013,127
  Accumulated earnings                                7,455,216        3,859,215
                                                    -----------      -----------
    Total shareholder's equity                        8,568,343        4,972,342
                                                    -----------      -----------
                                                    $44,219,863      $32,706,781
                                                    ===========      ===========

               The accompanying Notes to Financial Statements are
                 an integral part of these financial statements

                            SADDLEBROOK RESORTS, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                    Three months ended           Nine months ended
                                       September 30,               September 30,
                                       -------------               -------------
                                    1998           1997          1998          1997
                                    ----           ----          ----          ----
Revenues                         $ 7,520,075    $ 6,450,288   $36,717,410   $32,168,872
                                 -----------    -----------   -----------   -----------

Costs and expenses:
  Operating costs                  6,125,875      5,300,693    23,444,500    20,927,546
  Sales and marketing                703,569        699,531     2,437,108     2,530,536
  General and administrative         988,594        858,900     3,148,308     2,723,033
  Depreciation and amortization      377,212        378,312     1,194,833     1,106,517
  Interest                           486,843        387,405     1,222,246     1,211,286
                                 -----------    -----------   -----------   -----------
    Total costs and expenses       8,682,093      7,624,841    31,446,995    28,498,918
                                 -----------    -----------   -----------   -----------

Net income (loss)                 (1,162,018)    (1,174,553)    5,270,415     3,669,954

Distribution to shareholders            -          (318,671)   (1,674,414)     (656,983)

Accumulated earnings at
 beginning of period               8,617,234      6,885,020     3,859,215     2,378,825
                                 -----------    -----------   -----------   -----------

Accumulated earnings at
 end of period                   $ 7,455,216    $ 5,391,796   $ 7,455,216   $ 5,391,796
                                 ===========    ===========   ===========   ===========

               The accompanying Notes to Financial Statements are
                 an integral part of these financial statements

                            SADDLEBROOK RESORTS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                            Nine months ended
                                                              September 30,
                                                              -------------
                                                           1998           1997
                                                           ----           ----
Operating activities:
  Net income                                           $ 5,270,415    $ 3,669,954
  Non-cash items included in net income:
    Provision for doubtful accounts                         44,000         35,900
    Depreciation and amortization                        1,194,833      1,106,517
  Decrease (increase) in:
    Accounts receivable                                    216,846        231,438
    Inventory and supplies                                  28,388        (57,725)
    Prepaid expenses and other assets                     (220,951)       (56,853)
  Increase (decrease) in:
    Accounts payable                                       (78,566)       387,100
    Accrued expenses and other liabilities              (1,289,676)      (162,664)
                                                        ----------     ----------
                                                         5,165,289      5,153,667
                                                        ----------     ----------
Investing activities:
  Proceeds from sale of assets                                --          532,230
  Capital expenditures                                  (1,116,311)    (2,293,690)
                                                        ----------     ----------
                                                        (1,116,311)    (1,761,460)
                                                        ----------     ----------
Financing activities:
  Notes payable borrowings                              27,500,000           --
  Payments on notes payable                            (20,419,871)      (880,000)
  Financing costs                                         (497,484)          --
  Advances from related parties                            512,463      1,701,500
  Distributions to shareholders                         (1,674,414)      (656,983)
                                                        ----------     ----------
                                                         5,420,694        164,517
                                                        ----------     ----------
Net increase in cash                                     9,469,672      3,556,724
Cash at beginning of period                                854,596        418,197
                                                        ----------     ----------

Cash at end of period                                  $10,324,268    $ 3,974,921
                                                       ===========    ===========
Supplemental disclosure:
  Cash paid for interest                               $ 1,396,279    $ 1,286,885
                                                       ===========    ===========
Non-cash investing and financing activities:
  Property transferred to affiliate through the
   due to/from related party account                   $ 2,514,533           --
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


Note 2. Accounts Receivable

                                                    September 30,   December 31,
                                                        1998            1997
                                                    -----------     ------------
  Trade accounts receivable                         $ 3,860,742      $ 4,163,083
  Less reserve for bad debts                            (80,148)        (121,643)
                                                    -----------      -----------
                                                    $ 3,780,594      $ 4,041,440
                                                    ===========      ===========


Note 3. Property, Buildings and Equipment
                                                    September 30,   December 31,
                                                        1998            1997
                                                    -----------     ------------
  Land and land improvements                        $ 3,820,478      $ 4,821,537
  Buildings and recreational facilities              19,131,049       20,371,097
  Machinery and equipment                             8,981,731        8,422,251
  Construction in progress                              835,721        1,053,429
                                                    -----------      -----------
                                                     32,768,979       34,668,314
  Less accumulated depreciation                     (11,446,708)     (10,830,077)
                                                    -----------      -----------

                                                    $21,322,271      $23,838,237
                                                    ===========      ===========

The Registrant's property, buildings and equipment are pledged as security for its debt (see Note 5). In June 1998, the Registrant transferred its unencumbered condominium units and their contents and certain tracts of real property held for development to an affiliated company at its aggregate book value of approximately $2,515,000 (see Note 6).

Note 4. Deferred Charges

                                                    September 30,   December 31,
                                                        1998            1997
                                                    ------------    ------------
  Debt issue costs                                  $   538,125      $   569,244
  Less accumulated amortization                          (9,800)        (461,316)
                                                    -----------      -----------

                                                    $   528,325      $   107,928
                                                    ===========      ===========


Note 5. Note Payable

                                                    September 30,   December 31,
                                                        1998            1997
                                                    ------------    ------------
  Note payable due June 30, 2013                    $25,767,049     $       --
  Note payable due July 16, 1998                           -          18,686,920
  Less current portion                              (   893,438)     (18,686,920)
                                                    -----------      -----------

                                                    $24,873,611     $       --
                                                    ===========     ============

On June 30, 1998, the Registrant obtained financing from a third-party lender which replaced its prior debt. The annual interest rate for the new debt is fixed at 7.7% and monthly payments for principal and interest are $243,988.


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

                          SADDLEBROOK RENTAL POOL OPERATION
                                   BALANCE SHEETS
                                    (Unaudited)

                                  DISTRIBUTION FUND

                                                    September 30,   December 31,
                                                        1998            1997
                                                    ------------    ------------
        Assets
Receivable from Saddlebrook Resorts, Inc.           $   842,172      $ 1,384,044
                                                    ===========     ============


        Liabilities and Participants' Fund Balance
Due to participants for rental pool distribution    $   713,023      $ 1,138,469
Due to maintenance escrow fund                          129,149          245,575
Participants' fund balance                                 --               --
                                                    -----------      -----------

                                                    $   842,172      $ 1,384,044
                                                    ===========      ===========


                             MAINTENANCE ESCROW FUND

                                                    September 30,   December 31,
                                                        1998            1997
                                                    ------------    ------------
        Assets
Cash and cash equivalents                           $   845,405      $    66,570
Investments                                           1,186,253        1,289,265
Receivables:
  Distribution fund                                     129,149          245,575
  Interest                                               12,877           10,646
Prepaid maintenance                                     109,229          343,822
                                                    -----------      -----------
                                                    $ 2,282,913      $ 1,955,878
                                                    ===========      ===========


        Liabilities and Participants' Fund Balance
Accounts payable                                    $    63,911      $   103,294
Participants' fund balance                            2,219,002        1,852,584
                                                    -----------      -----------

                                                    $ 2,282,913      $ 1,955,878
                                                    ===========      ===========

                          SADDLEBROOK RENTAL POOL OPERATION
                               STATEMENTS OF OPERATIONS
                                     (Unaudited)

                                     Three months ended            Nine months ended
                                        September 30,                September 30,
                                 --------------------------    --------------------------
                                     1998           1997          1998            1997
                                 -----------    -----------    -----------    -----------
Rental pool revenues             $ 2,138,511    $ 1,875,896    $12,530,454    $11,555,465
                                 -----------    -----------    -----------    -----------

Deductions:
  Marketing expense                  160,388        140,692        939,783        866,660
  Management expense                 267,314        234,487      1,566,307      1,444,433
  Travel agent commissions            95,465         89,577        547,838        510,004
  Credit card expense                 22,848         21,447        117,825        115,375
  Bad debt expense                     8,000          3,000         14,000          8,000
                                  ----------     ----------     ----------     ----------
                                     554,015        489,203      3,185,753      2,944,472
                                  ----------     ----------     ----------     ----------

Net rental income                  1,584,496      1,386,693      9,344,701      8,610,993
Less operator share of net
 rental income                      (713,023)      (624,012)    (4,205,116)    (3,874,947)
Other revenues (expenses):
  Complimentary room revenues         12,191         12,973         56,766         80,667
  Minor repairs and replacements     (41,492)       (41,120)       (99,908)      (110,747)
                                  ----------     ----------     ----------     ----------

Amount available for
 distribution                    $   842,172    $   734,534    $ 5,096,443    $ 4,705,966
                                 ===========    ===========    ===========    ===========

                         SADDLEBROOK RENTAL POOL OPERATION
                  STATEMENTS OF CHANGES IN PARTICIPANTS' FUND BALANCE
                                     (Unaudited)

                                DISTRIBUTION FUND

                                                      Nine months ended
                                                        September 30,
                                                  -------------------------
                                                     1998           1997
                                                  ----------     ----------
Balance at beginning of period                    $     --       $     --

Additions:
  Amount available for distribution                5,096,443      4,705,966

Reductions:
  Amount withheld for maintenance escrow fund       (891,327)      (831,019)
  Amount accrued or paid to participants          (4,205,116)    (3,874,947)
                                                  ----------     ----------

Balance at end of period                          $     --       $     --
                                                  ==========     ==========

                             MAINTENANCE ESCROW FUND

                                                       Nine months ended
                                                         September 30,
                                                  --------------------------
                                                      1998           1997
                                                  -----------    -----------
Balance at beginning of period                    $ 1,852,584    $ 1,146,309

Additions:
  Amount withheld from distribution fund              891,327        831,019
  Unit owner payments                                 479,906        186,212
  Interest earned                                      55,990         30,154

Reductions:
  Escrow account refunds                              (68,385)      (123,899)
  Maintenance charges                                (200,895)      (186,693)
  Unit renovations                                   (716,219)      (144,307)
  Linen replacement                                   (75,306)       (77,622)
                                                  -----------    -----------

Balance at end of period                          $ 2,219,002    $ 1,661,173
                                                  ===========    ===========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                         Liquidity and Capital Resources

The Registrant's operations are seasonal. The highest volume of sales occurs in the first quarter of each calendar year while the third quarter has historically had the lowest volume of sales. The second and fourth quarters of each calendar year have historically had marginal financial performance. Accordingly, the Registrant experienced an improvement in its financial condition as of September 30, 1998 when compared with its fiscal year-end of December 31, 1997. The primary effect of this seasonal period was an increase in cash and accumulated earnings. The Registrant's financial condition was further enhanced by additional funds provided by the refinancing of its debt described below.

On June 30, 1998, the Registrant obtained financing from a third-party lender which replaced its prior debt. The new debt is self-amortizing and matures on June 30, 2013. The annual interest rate is fixed at 7.7% and monthly payments are $243,988. (see Note 5. Note Payable of the Notes to Financial Statements in
Part I, Item 1 of this Form 10-Q, which is incorporated herein by reference).

The Registrant's condominium units and their contents and certain tracts of real property held for development are no longer encumbered by the Registrant's debt. Accordingly, concurrent with the refinancing of its prior debt, the Registrant transferred the unencumbered property to an affiliated company at its aggregate book value of approximately $2,515,000 (see Part II, Item 5. Other Events of this Form 10-Q, which is incorporated herein by reference).

The Registrant's liquidity could be affected by the litigation discussed in Part II, Item 1. Legal Proceedings of this Form 10-Q, which is incorporated herein by reference.

Although the Registrant performed several minor capital improvements, there were no major capital additions or improvements during the nine months ended September 30, 1998. No significant capital projects are anticipated in the remaining fiscal period. Future operating costs and planned expenditures for capital additions and improvements will be funded by the resort operations of the Registrant or by additional funds received from the refinancing of it's prior debt discussed above.

Management is aware of the issues associated with the programming code in existing computer systems as the millennium (year 2000) approaches. The Registrant's systems for property management and financial accounting had been in use for many years which necessitated an upgrading to the current technological standards for its industry. Consequently, the Registrant replaced its hardware and software for both systems in 1998 at an aggregate cost of approximately $395,000. Based on testing of the new computer systems, management anticipates that they will be year 2000-compliant and the effects of the millennium on the Registrant's operations will be minimized. However, management cannot be certain that entities which it does business with have successfully dealt with this issue which could have a possible effect on the Registrant's operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

                              Results of Operations

Total revenues increased $1,070,000 or 17% for the third quarter of 1998 when compared with the same period in 1997. Total revenues increased $4,549,000 or 14% for the first nine months of 1998 when compared with the same period in 1997. These improvements resulted from increases in occupied unit nights and the number of guests in the resort, which offset slightly lower average room rates for the current periods when compared to the same periods the previous year. Anticipated occupied unit nights for the remainder of 1998 are expected to slightly exceed the prior year's level. Projections for occupied unit nights in 1999 and subsequent fiscal periods are expected to remain at the resort's current volume of business.

A net loss for the third quarter of 1998 decreased $13,000 or 1% from the same period in 1997. The net income for the first nine months of 1998 increased $1,600,000 or 44% over the same period in 1997. These improvements were a direct result of the increases in revenues which were partially offset by expected increases in general costs of operations for the current periods when compared to the previous year.

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

The average occupancies for the quarters ended September 30, 1998 and 1997 were 46% and 38%, respectively. The average distributions of net rental income per participating condominium unit for the same periods were $1,534 and $1,336, respectively. The improvement in the average distribution of net rental income was primarily due to the increase in the number of occupied unit nights which increased the total amount available for distribution for the current quarter when compared to the same period the prior year.

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

On March 18, 1992, the Florida Second District Court of Appeal issued an opinion reversing and vacating the jury verdict and judgment against the Registrant and ordering a new trial due to the false testimony of the plaintiffs' expert hydrologist. On December 22, 1993, the Registrant filed a motion for summary judgment in the trial court on grounds that the findings in its favor by an administrative law judge in a related proceeding bar further litigation of this matter. An order granting the summary judgment and dismissing the action was entered on January 7, 1995. On August 16, 1996, the Florida Second District Court of Appeal filed an opinion affirming, in part, and reversing, in part, the summary judgment. On November 19, 1996, the Registrant filed a motion with the trial court to determine the issues that remain for retrial. On April 1, 1998, the trial court ruled that the Plaintiffs will be prohibited from introducing evidence on some, but not all, of the damages sought. Registrant anticipates the matter will proceed with pre-trial and trial within the next year. Management currently believes that the Registrant's position in further litigation of this matter will be meritorious.

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

Item 6. Exhibits and Reports on Form 8-K

  (a) Exhibit 27 - Financial Data Schedule (for SEC use only).

  (b) The Registrant was not required to file a Form 8-K during the nine months ended September 30, 1998.



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



Date:  November 12, 1998                             /s/ Donald L. Allen
      -----------------                          -------------------------
                                                       Donald L. Allen
                                                Vice President and Treasurer
                                                   (Principal Financial and
                                                     Accounting Officer)