Form 10-K
period 1998-12-31
SADDLEBROOK RESORTS INC
filed 1999-03-30
CIK 313151

                                    UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                                Washington, DC 20549

                                     FORM 10-K

(Mark one)
  (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the fiscal period ended December 31, 1998
                                         OR
  ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
      For the transition period from            to
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

Exhibit index on Page 28

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

On June 29, 1998, each share of the Registrant's outstanding capital stock was exchanged for one share of Saddlebrook Holdings, Inc. ("SHI"). After the exchange, Dempsey and the family trusts own 100% of SHI which owns 100% of the Registrant.

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

At December 31, 1998, there were approximately 860 persons employed by the Registrant. Management's relationship with employees is excellent and there are no collective bargaining agreements.

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

Property improvements for the resort consist of condominium units which were sold or are for sale to outside parties of which there were 549 rental units participating in a rental pooling program at December 31, 1998 (see Exhibit
99.1 Interest Being Registered of this Form 10-K, which is incorporated herein by reference).

Certain condominium units and their contents, tennis courts and tracts of real property held for development which were owned by the Registrant are no longer encumbered by the Registrant's debt (see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K, which is incorporated herein by reference). Accordingly, concurrent with the 1998 refinancing of its prior debt, the Registrant effectively distributed the unencumbered property to SHI at its aggregate book value of approximately $2,515,000.

In addition to condominium units, resort facilities owned by the Registrant and its affiliates include a 117,000 square foot convention facility with approximately 60,000 square feet of meeting space, two 18-hole golf courses, 45 tennis courts, a luxury health spa, a fitness center, three swimming pools, three restaurants, shops and other facilities necessary for the operation of a resort.

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

On March 18, 1992, the Florida Second District Court of Appeal issued an opinion reversing and vacating the jury verdict and judgment against the Registrant and ordering a new trial due to the false testimony of the plaintiffs' expert hydrologist. On December 22, 1993, the Registrant filed a motion for summary judgment in the trial court on grounds that the findings in its favor by an administrative law judge in a related proceeding bar further litigation of this matter. An order granting the summary judgment and dismissing the action was entered on January 7, 1995. On August 16, 1996, the Florida Second District Court of Appeal filed an opinion affirming, in part, and reversing, in part, the summary judgment. On November 19, 1996, the Registrant filed a motion with the trial court to determine the issues that remain for retrial. On April 1, 1998, the trial court ruled that the Plaintiffs will be prohibited from introducing evidence on some, but not all, of the damages sought. A pre-trial hearing is scheduled for April 1, 1999. The matter should proceed to trial in the latter part of 1999. Management currently believes that the Registrant's position in further litigation of this matter will be meritorious.

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

Condominium units that were developed and sold by the Registrant are deemed to be securities due to the rental pool feature (see Exhibit 99.1 - Interest Being Registered of this Form 10-K, which is incorporated herein by reference). However, there is no market for such securities other than the normal real estate market. Since the security is real estate, no dividends have been paid or will be paid.

Item 6. Selected Financial Data


                                        Year ended December 31,
                      -----------------------------------------------------------
                          1998        1997        1996        1995        1994
                      ----------- ----------- ----------- ----------- -----------
  Operating revenues  $48,395,000 $41,753,000 $37,309,000 $35,625,000 $33,550,000

  Net income before
   taxes                5,675,000   3,133,000   1,740,000   1,797,000   2,079,000

  Total assets         40,956,000  32,707,000  29,519,000  29,157,000  27,557,000

  Notes payable        25,530,000  18,687,000  19,567,000  18,764,000  17,444,000


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

                           Liquidity and Capital Resources

On June 29, 1998, the Registrant obtained financing from a third-party lender which replaced its prior debt. The new debt has a fixed annual interest rate of 7.7%, monthly principal and interest payments of approximately $244,000 and matures on June 30, 2013. The Registrant may obtain additional financing from the same lender of $5,000,000 provided certain financial covenants are met (see
Note 7 Note Payable of the Notes to Financial Statements in Item 8 of this Form 10-K, which is incorporated herein by reference).

Construction of the resort facilities was substantially complete as of December 31, 1982. During the fiscal period ended December 31, 1998, the Registrant completed several capital projects for an aggregate cost of approximately $2,187,000. However, no individual project had a cost in excess of $1,000,000. During the fiscal periods ended December 31, 1997 and 1996, the Registrant constructed a new fitness and recreation center and upgraded its previous fitness center area into a luxury spa at an aggregate cost of $1,410,000. There were no other major capital additions or improvements during the fiscal years ended December 31, 1998, 1997 and 1996.

Significant capital expenditures are not anticipated in the next year. Future operating costs and planned expenditures for minor capital additions and improvements will be funded by the resort operations of the Registrant or by additional funds provided by the refinancing of the Registrant's debt discussed above.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Management is aware of the issues associated with the programming code in existing computer systems as the millennium (year 2000) approaches. The Registrant's systems for property management and financial accounting had been in use for many years which necessitated an upgrading to the current technological standards for its industry. Consequently, the Registrant replaced its hardware and software for both systems in 1998 at an aggregate cost of approximately $395,000. Based on testing of the new computer systems, management anticipates that they will be year 2000-compliant and the effects of the millennium on the Registrant's operations will be minimized. However, although management has made inquiries, it cannot be certain that entities which it does business with have successfully addressed this issue. Problems encountered by these entities could have a possible effect on the Registrant's operations.

There are no adverse purchase or other commitments outstanding as of December 31, 1998.

                                Results of Operations

Revenues for the fiscal years ended December 31, 1998, 1997 and 1996 were comprised of the following areas of operation:

                                          Year ended December 31,
                                         ------------------------
                                          1998     1997     1996
                                         ------   ------   ------
      Hotel revenues                        48%      48%      49%

      Merchandise sales                     37       36       36

      Club fees                             13       15       15

      Other income                           2        1       --
                                         ------   ------   ------
                                           100%     100%     100%
                                         ======   ======   ======

Total revenues increased $6,642,000 or 16% for the fiscal year ended December 31, 1998 when compared with the previous year. Total revenues increased $4,443,000 or 12% for the fiscal year ended December 31, 1997 when compared with its previous year. These improvements were the result of increases in occupied unit nights, average daily rates and number of guests who stayed at the resort for each fiscal period when compared to the prior period. The above improvements in guest occupancies are attributed to various remodeling projects and the upgrading of the resort property that occurred over the last few years. Projections for occupied unit nights and revenues for 1999 and subsequent fiscal periods are expected to remain at the resort's current volume of business.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Net income increased $2,542,000 or 81% for the fiscal year ended December 31, 1998 when compared with the previous year. Net income increased $1,393,000 or 80% for the fiscal year ended December 31, 1997 when compared with its previous year. These improvements are a direct result of the increased revenues which were offset by expected increases in general costs of operation.

The Registrant previously elected S Corporation status and is currently a member of a Qualified Subchapter S Subsidiary Group. Accordingly, the Registrant has had no income tax expense since the initial election as the tax is assessed at the shareholder level (see Note 2 Significant Accounting Policies of the Notes to Financial Statements in Item 8 of this Form 10-K, which is incorporated herein by reference).

In management's estimation, the effects of inflation and changing prices on the Registrant's results of operations were negligible in 1998, 1997 and 1996.

                         Saddlebrook Rental Pool Operation

The Saddlebrook Rental Pool Operation (the "Rental Pool") is described in Note 2 Significant Accounting Policies of the Notes to Financial Statements of Saddlebrook Resorts, Inc. and in Note 1 Rental Pool Operations and Rental Pool Agreement of the Notes to Financial Statements of Saddlebrook Rental Pool Operation in Item 8 of this Form 10-K, which are incorporated herein by reference.

The average occupancy for fiscal 1998, 1997 and 1996 was 57%, 54% and 51%, respectively. The average distribution of Net Rental Income per participating rental unit for fiscal 1998, 1997 and 1996 was $12,106, $11,093 and $9,881, respectively.

Item 8. Financial Statements and Supplementary Data

The financial statements, including the Reports of Independent Certified Public Accountants, for Saddlebrook Resorts, Inc. are included on pages 12 to 22 and for Saddlebrook Rental Pool Operation on pages 23 to 27. An index to the financial statements is on page 11.

Financial statement schedules have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Item 9. Changes in and Disagreements on Accounting and Financial Disclosure

Not applicable.

                                      PART III

Item 10. Directors and Executive Officers of the Registrant

The Directors and Executive Officers of the Registrant are as follows:


     Name                  Position                    Background
Thomas L. Dempsey     Chairman of the Board,    Chairman of the Board, Penton
Age 72                President and Chief       Publishing, Inc., Cleveland, OH,
29822 Fairway Dr.     Executive Officer         Vice President and Director,
Wesley Chapel, FL                               Pittway Corp., Northbrook, IL

Eleanor Dempsey       Director, Vice            Wife of Thomas Dempsey
29822 Fairway Dr.     President - Merchandising
Wesley Chapel, FL

Richard Boehning      Director, Executive Vice  General Manager, Doral Hotel
Age 64                President and General     and Country Club, Miami, FL
5017 Pinelake Rd.     Manager
Wesley Chapel, FL

Gregory R. Riehle     Director, Vice President  Son-in-law of Thomas Dempsey,
Age 42                and Secretary             Attorney, Shumaker, Loop &
30338 Laurelwood Ln.                            Kendrick, Tampa, FL
Wesley Chapel, FL

Maureen Dempsey       Director, Vice President  Daughter of Thomas Dempsey,
Age 40                and Assistant Secretary   President, Saddlebrook
29812 Fairway Dr.                               International Tennis, Inc.
Wesley Chapel, FL

Diane L. Riehle       Director, Vice President  Daughter of Thomas Dempsey,
Age 38                and Assistant Secretary   Regional Sales Manager,
30338 Laurelwood Ln.                            Saddlebrook Resorts, Inc.
Wesley Chapel, FL

Donald L. Allen       Vice President and        Controller, Kiawah Island,
Age 59                Treasurer                 Charleston, SC
1314 Foxwood Dr.
Lutz, FL

Robert A. Shaw        Assistant Treasurer and   Controller, Gulf Shores
Age: 42               Controller                Plantation, Gulf Shores, AL,
5404 Saddlebrook Way                            CPA, Price Waterhouse,
Wesley Chapel, FL                               Indianapolis, IN



Item 11. Executive Compensation

The directors and executive officers of the Registrant as of December 31, 1998 are listed in Item 10 of this Form 10-K, which is incorporated herein by reference. The aggregate remuneration from the Registrant for all directors and executive officers for the fiscal year ended December 31, 1998 was $1,042,000. Of this amount, Thomas Dempsey received $113,000, Richard Boehning received $295,000, Maureen Dempsey received $107,000, Diane Riehle received $101,000 and Gregory Riehle received $190,000. No other director or executive officer received compensation in excess of $100,000.

Directors and executive staff are allowed to use the Registrant's resort facilities and are provided various discounts on related purchases in accordance with hospitality industry standards. The Registrant has no other compensation plans for directors and executive officers.

Item 12. Security Ownership of Certain Beneficial Owners and Management



     Title of      Name of beneficial     Amount and nature of      Percent
      class             owner             beneficial ownership      of class
     Common      Saddlebrook Holdings, Inc.      100.0%              100%
     Common      Thomas L. Dempsey               100.0%                0%
     Common      Maureen Dempsey Trust             6.5%                0%
     Common      Diane Lynn Riehle Trust           6.5%                0%


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

On June 29, 1998, each share of the Registrant's outstanding capital stock was exchanged for one share of Saddlebrook Holdings, Inc. ("SHI"). After the exchange, Dempsey and the family trusts own 100% of SHI which owns 100% of the Registrant.

Item 13. Certain Relationships and Related Transactions

As of December 31, 1998, present and past executive officers and/or directors of the Registrant have personally accounted for real estate sales totaling $2,748,000 since inception of the project. Other relationships and related transactions are described in Note 8 Related Party Transactions of the Notes to Financial Statements in Item 8 of this Form 10-K, which is incorporated herein by reference.

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

(b) The Registrant was not required to file a Form 8-K during the year ended December 31, 1998.


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                SADDLEBROOK RESORTS, INC.
                                                      (Registrant)


Date: March 26, 1999                             /s/ Donald L. Allen
                                             ----------------------------
                                                     Donald L. Allen
                                             Vice President and Treasurer
                                               (Principal Financial and
                                                  Accounting Officer)



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 26, 1999.



          /s/ Thomas L. Dempsey                      /s/ Richard Boehning
         -----------------------                    ----------------------
            Thomas L. Dempsey                          Richard Boehning
         President and Chairman                     Director and Executive
             of the Board                                Vice President
      (Principal Executive Officer)


          /s/ Gregory R. Riehle                       /s/ Robert A. Shaw
         -----------------------                    ----------------------
            Gregory R. Riehle                           Robert A. Shaw
        Director and Vice President                   Assistant Treasurer
                                                         and Controller

SADDLEBROOK RESORTS, INC.

INDEX TO FINANCIAL STATEMENTS


                                                                                                Page
Financial Statements

     SADDLEBROOK RESORTS, INC.

         Report of Independent Certified Public Accountants                                       12
         Balance Sheets at December 31, 1998 and 1997                                             13
         Statements of Income for each of the three years in the period
            ended December 31, 1998                                                               14
         Statements of Changes in Shareholders' Equity for each of the
            three years in the period ended December 31, 1998                                     15
         Statements of Cash Flows for each of the three years in the
            period ended December 31, 1998                                                        16
         Notes to Financial Statements                                                          17-22

     SADDLEBROOK RENTAL POOL OPERATION

         Report of Independent Certified Public Accountants                                       23
         Balance Sheets at December 31, 1998 and 1997                                             24
         Statements of Operations for each of the three years in the period
            ended December 31, 1998                                                               25
         Statements of Changes in Participants' Fund Balance for each of
            the three years in the period ended December 31, 1998                                 26
         Notes to Financial Statements                                                            27


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders of Saddlebrook Resorts, Inc.

In our opinion, the accompanying balance sheets and the related statements of income and changes in shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Saddlebrook Resorts, Inc. at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.






PricewaterhouseCoopers LLP

Tampa, Florida
March 10, 1999

SADDLEBROOK RESORTS, INC.

BALANCE SHEETS


                                                                             DECEMBER 31,
                                                                         1998            1997
     ASSETS
Current assets:
   Cash and cash equivalents                                         $ 8,604,005    $   854,596
   Escrowed cash                                                          91,326         92,520
   Short-term escrowed investments                                     1,180,327        690,828
   Trade accounts receivable, net of allowances for
      doubtful accounts of $271,000 and $262,000                       5,185,155      4,041,440
   Due from related parties                                              643,681        391,148
   Resort inventory and supplies                                       1,582,488      1,567,972
   Prepaid expenses and other assets                                     670,643        523,675
                                                                     -----------    -----------
     Total current assets                                             17,957,625      8,162,179
Long-term escrowed investments                                           498,485        598,437
Property, buildings and equipment, net                                21,937,929     23,838,237
Deferred charges, net of accumulated amortization of
   $19,000 and $461,000                                                  561,904        107,928
                                                                     -----------    -----------
                                                                     $40,955,943    $32,706,781
                                                                     ===========    ===========
     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of note payable                                   $   996,764    $18,686,920
   Accounts payable                                                    1,598,704        541,281
   Accrued rental distribution                                         1,613,142      1,449,795
   Accrued payroll and related expenses                                  818,240      1,168,790
   Accrued interest and taxes                                             63,067        190,049
   Guest deposits                                                      1,988,483      2,161,620
   Escrowed deposits                                                   1,770,138      1,381,785
   Accrued expenses and other liabilities                              1,338,098      1,290,581
   Due to related parties                                                811,398        863,618
                                                                     -----------    -----------
     Total current liabilities                                        10,998,034     27,734,439
Note payable due after one year                                       24,532,820             --
                                                                     -----------    -----------
     Total liabilities                                                35,530,854     27,734,439
                                                                     -----------    -----------

 Commitments and contingencies (Note 9)
 Shareholders' equity:
   Common stock                                                          100,000        100,000
   Additional paid-in capital                                          1,013,127      1,013,127
   Accumulated earnings                                                4,311,962      3,859,215
                                                                     -----------    -----------
      Total shareholders' equity                                       5,425,089      4,972,342
                                                                     -----------    -----------
                                                                     $40,955,943    $32,706,781
                                                                     ===========    ===========

               The accompanying Notes to Financial Statements are
                an integral part of these financial statements.

SADDLEBROOK RESORTS, INC.

STATEMENTS OF INCOME



                                                    YEAR ENDED
                                                   DECEMBER 31,
                                        1998           1997            1996

Resort revenues                     $48,394,775    $41,752,786    $37,309,372
                                    -----------    -----------    -----------
Cost and expenses:
   Operating costs of resort         31,515,915     28,128,453     25,683,947
   Sales and marketing                3,548,950      3,529,378      3,172,772
   General and administrative         4,297,181      3,785,816      3,548,758
   Depreciation and amortization      1,573,902      1,489,063      1,392,180
   Interest                           1,784,187      1,687,092      1,771,766
                                    -----------    -----------    -----------
     Total costs and expenses        42,720,135     38,619,802     35,569,423
                                    -----------    -----------    -----------
Net income                          $ 5,674,640    $ 3,132,984    $ 1,739,949
                                    ===========    ===========    ===========


               The accompanying Notes to Financial Statements are
                an integral part of these financial statements.

SADDLEBROOK RESORTS, INC.

STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                                                         TOTAL
                                                 COMMON           ADDITIONAL        ACCUMULATED      SHAREHOLDERS'
                                                  STOCK         PAID-IN CAPITAL      EARNINGS           EQUITY
 Balance at December 31, 1995                    $100,000          $1,013,127       $  1,785,182     $  2,898,309

 Net income for the year                                                               1,739,949        1,739,949
 Distributions to shareholders                                                        (1,146,306)      (1,146,306)
                                                 --------          ----------       ------------     ------------
 Balance at December 31, 1996                     100,000           1,013,127          2,378,825        3,491,952

 Net income for the year                                                               3,132,984        3,132,984
 Distributions to shareholders                                                        (1,652,594)      (1,652,594)
                                                 --------          ----------       ------------     ------------
 Balance at December 31, 1997                     100,000           1,013,127          3,859,215        4,972,342

 Net income for the year                                                               5,674,640        5,674,640
 Distributions to shareholders                                                        (2,707,361)      (2,707,361)
 Distribution of fixed assets to
    shareholder                                                                       (2,514,532)      (2,514,532)
                                                 --------          ----------       ------------     ------------
 Balance at December 31, 1998                    $100,000          $1,013,127       $  4,311,962     $  5,425,089
                                                 ========          ==========       ============     ============

               The accompanying Notes to Financial Statements are
                an integral part of these financial statements.

SADDLEBROOK RESORTS, INC.

STATEMENTS OF CASH FLOWS

                                                                                          YEAR ENDED
                                                                                          DECEMBER 31,
                                                                             1998            1997                1996
Cash flows from operating activities:
  Net income                                                            $  5,674,640      $ 3,132,984       $  1,739,949
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation and amortization                                         1,573,902        1,489,063          1,392,180
     (Gain) loss on disposal of property, buildings
        and equipment                                                       (124,217)           4,629             39,036
     Provision for doubtful accounts                                         125,300           77,100             42,900
     Change in assets and liabilities:
       (Increase) decrease in:
          Escrowed cash                                                        1,194          124,167           (110,591)
          Escrowed investments                                              (389,547)        (890,038)           299,908
          Trade accounts receivable                                       (1,269,015)        (662,351)          (149,310)
          Due from related parties                                          (252,533)         (93,664)          (162,280)
          Resort inventory and supplies                                      (14,516)        (108,877)            13,594
          Prepaid expenses and other assets                                 (146,968)        (148,466)           151,215
       Increase (decrease) in:
          Accounts payable                                                 1,057,423          (56,699)          (727,285)
          Accrued rental distribution                                        163,347            6,283            405,647
          Guest deposits                                                    (173,137)       1,070,902            292,274
          Escrowed deposits                                                  388,353          765,871           (189,317)
          Accrued expenses and other liabilities                            (430,015)         488,483            556,625
          Due to related parties                                             (52,220)         291,348         (1,372,391)
                                                                        ------------      -----------      -------------
            Net cash provided by operating
               activities                                                  6,131,991        5,490,735          2,222,154
                                                                        ------------      -----------      -------------

 Cash flows from investing activities:
   Proceeds from sales of equipment                                          210,000          555,400              2,581
   Capital expenditures                                                   (2,187,248)      (3,040,501)        (1,450,781)
                                                                        ------------      -----------      -------------
            Net cash used in investing activities                         (1,977,248)      (2,485,101)        (1,448,200)
                                                                        ------------      -----------      -------------
 Cash flows from financing activities:
   Proceeds from notes payable                                            26,000,000               --          2,290,000
   Payments on notes payable                                             (19,157,336)        (880,000)        (1,486,722)
   Distribution to shareholders                                           (2,707,361)      (1,652,594)        (1,146,306)
   Financing costs                                                          (540,637)         (36,641)          ( 53,431)
                                                                        ------------      -----------      -------------
            Net cash provided by (used in)
            financing activities                                           3,594,666       (2,569,235)          (396,459)
                                                                        ------------      -----------      -------------
 Net increase in cash and cash equivalents                                 7,749,409          436,399            377,495
 Cash and cash equivalents, beginning of year                                854,596          418,197             40,702
                                                                        ------------      -----------      -------------
 Cash and cash equivalents, end of year                                 $  8,604,005      $   854,596      $     418,197
                                                                        ============      ===========      =============
 SUPPLEMENTAL DISCLOSURE:
 Cash paid for interest                                                 $  1,918,953      $ 1,608,123      $   1,767,050
 Distribution of fixed assets to shareholder                            $  2,514,532      $        --      $          --

               The accompanying Notes to Financial Statements are
                an integral part of these financial statements.

SADDLEBROOK RESORTS, INC.

NOTES TO FINANCIAL STATEMENTS

1.   THE COMPANY:

     Saddlebrook Resorts, Inc. (the "Company") was incorporated in the State of Florida in June 1979 at which time it purchased a golf course and tennis complex, as well as certain undeveloped land, located in Pasco County, Florida, which was developed as a resort-condominium and residential homes project. Property improvements for the resort consist of condominiums which were sold or are for sale to outside parties. The majority of the condominium units sold are provided as hotel accommodations by their owners under a Rental Pool and Agency Appointment Agreement. In addition, the resort facilities include two 18 hole golf courses, eight tennis courts, three swimming pools, three restaurants, a 117,000 square foot convention facility with approximately 60,000 square feet of meeting space, a luxury health spa, a fitness center, shops and other facilities necessary for the operation of a luxury resort.

     On June 29, 1998, the Company's shareholders exchanged each share of the outstanding common stock for one share of common stock of Saddlebrook Holdings, Inc. ("SHI"). After the exchange, the Company's prior shareholders own 100% of SHI which owns 100% of the Company.

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

SADDLEBROOK RESORTS, INC.

NOTES TO FINANCIAL STATEMENTS

     Expenditures for repairs and maintenance are charged to expense as incurred. With the retirement or other disposition of property, buildings and equipment, the cost of the assets and related accumulated depreciation amounts are removed from the accounts, and any resulting gains or losses are reflected in operations.

     Management periodically reviews the potential impairment of property, buildings and equipment in order to determine the proper carrying value of property, buildings and equipment as of each balance sheet date presented. Based on this review, there were no adjustments made to the carrying value of operating properties in 1998 or 1997.

     Deferred charges

     In connection with the Company's refinancing of its debt during 1998, costs in the amount of $581,000 have been incurred and capitalized. These debt issuance costs are being amortized using a method that approximates the interest method over fifteen years, the life of the related debt outstanding.

     Amortization expense for deferred charges amounted to $87,000, $127,000 and $122,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

     Operating costs of resort

     Included in operating costs of resort are reimbursements and service fee revenue associated with banquets and other large events. Such amounts were $2,577,000, $1,993,000 and $1,588,000 for the years ended December 31,
     1998, 1997 and 1996, respectively.

     Rental pool operations

     Resort revenues include rental revenues for condominium units owned by third parties participating in the rental pool. If these rental units were owned by the Company, normal costs associated with ownership such as depreciation, real estate taxes, maintenance, and other costs would have been incurred. Instead, resort operating expenses for the years ended December 31, 1998, 1997 and 1996 include rental pool distributions approximating $6,646,000, $6,090,000 and $5,385,000, respectively.

     Income taxes

     Effective February 1, 1990, the Company elected S Corporation status for federal and state income tax purposes. Taxable income and losses are passed through to the shareholders, and accordingly, no provision for income taxes has been made in the accompanying financial statements. As of December 31, 1998, the Company has approximately $470,000 in tax net operating loss carryforwards, respectively, which expire in 2002 available only to offset future C Corporation taxable income.

     Reclassifications

     Certain prior year balances have been reclassified to conform with current year presentation.

3.   COMMON STOCK:

     At December 31, 1998 and 1997, the Company had 50,000 shares of voting common stock and 50,000 shares of nonvoting common stock authorized, issued and outstanding. The par value of the voting and nonvoting common stock was $1.00 at December 31, 1998 and 1997.

SADDLEBROOK RESORTS, INC.

NOTES TO FINANCIAL STATEMENTS


4. ESCROWED CASH:

     Escrowed cash, restricted as to use, at December 31 is comprised of the following:


                                                                                        1998                1997
      Rental pool unit owner deposits for maintenance reserve fund
      held in a bank account which bears an interest rate of 2.20%                     $ 74,676          $  66,570
      Security deposits held on long-term rentals                                        16,650             25,950
                                                                                       --------          ---------
                                                                                       $ 91,326          $  92,520
                                                                                       ========          =========

5. ESCROWED INVESTMENTS:

     Escrowed investments at December 31 are comprised of the following:

                                                                                        1998                1997
          U.S. Treasury Securities                                                   $ 1,678,812        $ 1,289,265
          Less current portion                                                        (1,180,327)          (690,828)
                                                                                     -----------        -----------
                                                                                     $   498,485        $   598,437
                                                                                     ===========        ===========

     Escrowed investments relate to rental pool unit owner deposits for the maintenance reserve fund which bear interest at rates ranging from 4.36% to 7.125%. Long term portions of these investments mature in 2000 through 2003.

6. PROPERTY, BUILDINGS AND EQUIPMENT:

     Property, buildings and equipment at December 31 consist of the following:

                                                                     Estimated
                                                                      Useful
                                                                       Lives             1998              1997
           Land and land improvements                                                  $ 3,820,478       $ 4,821,537
           Buildings and recreational facilities                     10-40              19,133,063        20,371,097
           Machinery and equipment                                    2-15               9,147,470         8,422,251
           Construction in progress                                                      1,371,265         1,053,429
                                                                                       -----------       -----------
                                                                                        33,472,276        34,668,314
           Less accumulated depreciation                                               (11,534,347)      (10,830,077)
                                                                                       -----------       -----------
                                                                                       $21,937,929       $23,838,237
                                                                                       ===========       ===========

     Substantially all property, buildings and equipment are mortgaged, pledged or otherwise subject to lien under loan agreements of the Company (Note
     7). On June 29, 1998, the Company distributed its unencumbered condominium units and their contents, tennis courts and certain tracts of real property to its shareholder at its aggregate book value of approximately $2,515,000.

SADDLEBROOK RESORTS, INC.

NOTES TO FINANCIAL STATEMENTS


     Depreciation expense amounted to $1,487,000, $1,362,000 and $1,270,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

     The Company leases certain equipment under operating leases. Some of the leases contain annual renewal options after the initial lease term. Lease expense amounted to $228,000, $203,000 and $230,000 for the years ended December 31, 1998, 1997 and 1996, respectively. Future minimum lease payments for noncancelable operating leases with initial lease terms in excess of one year approximate:

     1999                                                             $      182,508
     2000                                                                    167,256
     2001                                                                     57,191
     2002                                                                     30,792
     2003 and thereafter                                                       7,698
                                                                      --------------
                                                                      $      445,445
                                                                      ==============

7. NOTE PAYABLE:
        Note payable at December 31 consists of the following:

                                                                                 1998                1997
         Note payable to lender, 15 year term, 7.70% fixed interest rate, monthly ratable principal and interest payments,
         secured by all current and subsequently acquired real
         and personal property                                                 $ 25,529,584      $         --

         Note payable to bank secured by all real and personal
         property and subsequently acquired real and personal
         property, 8.375% interest rate, balance paid in 1998                           --         18,686,920

         Less current portion                                                      (996,764)      (18,686,920)
                                                                               ------------      ------------
                                                                               $ 24,532,820      $         --
                                                                               ============      ============

     On June 29, 1998, the Company financed a $26 million note payable. The proceeds from the note payable were used to retire the prior note payable. Under the terms of the agreement, the Company is required to meet debt service coverage ratios as defined. The Company was in compliance at December 31, 1998. The Company has additional financing from the same lender of $5 million if the Company meets additional covenants, as defined in the agreement.

     Principal maturities of the note payable are due as follows: 1999 - $996,764; 2000 - $1,076,282; 2001 - $1,162,144; 2002 - $1,254,856; and
     2003 and thereafter - $21,039,538.

     Accrued interest outstanding on the Company's note payable was $0 and $135,000 at December 31, 1998 and 1997, respectively.

SADDLEBROOK RESORTS, INC.

NOTES TO FINANCIAL STATEMENTS

8.   RELATED PARTY TRANSACTIONS:

     At December 31, 1998, a net receivable amounting to approximately $407,400 was due from SHI, the Company's parent (Note 1), primarily relating to amounts paid by the Company on behalf of SHI for condominium improvements.

     Saddlebrook International Tennis, Inc. ("SIT") is a tennis training facility and preparatory school operating at the resort. SIT is solely owned by the Company's parent. The Company is reimbursed for allocated expenses and other costs paid on behalf of SIT. In addition, the Company charges SIT various amounts for services provided to SIT guests, which amounted to approximately $1,947,000, $1,730,000 and $1,908,000 for the years ended December 31, 1998, 1997 and 1996, respectively. At December 31, 1998 and 1997, a net payable amounting to approximately $274,000 and $306,000, respectively, resulted from net intercompany charges and cash transfers.

     Saddlebrook Investments, Inc. is a broker/dealer for sales of Saddlebrook Resort condominium units. Saddlebrook Realty, Inc. is a broker/dealer for the sale of other general real estate. These companies are solely owned by the majority shareholder of the Company's parent. At December 31, 1998 and 1997, a net payable of approximately $186,000 and $200,000, respectively, resulted from net intercompany charges and cash transfers.

     The Company performs certain accounting and property management activities on behalf of the Saddlebrook Resort Condominium Association (the "Association") and is reimbursed for expenses paid on behalf of the Association. Expenses paid on behalf of and services provided to the Association amounted to approximately $975,600, $970,500 and $946,900 for the years ended December 31, 1998, 1997 and 1996, respectively. The Association also charges the Company certain amounts for condominium assessments. At December 31, 1998 and 1997, a net receivable of approximately $99,700 and $99,900, respectively, was due from the Association for accounting, management and other services rendered.

     Dividends declared to the Company's shareholder during 1994 in the amount of $350,000 were unpaid as of December 31, 1998.

     The Company and the original owner of the resort have an agreement to split equally the costs of defense in the litigation and any ultimate judgment or remedial work relating to litigation with the adjacent property owners of the resort. A receivable for reimbursable costs of defense and remedial work at December 31, 1998 and 1997 was approximately $120,000 and $261,900, respectively. See Note 9 for discussion of litigation.

     These related party amounts are included in the due from/to related parties captions in the accompanying Balance Sheets. Due from related parties also consists of other miscellaneous receivables and employee advances owed the Company of approximately $14,900 and $21,400 at December 31, 1998 and 1997, respectively.

SADDLEBROOK RESORTS, INC.

NOTES TO FINANCIAL STATEMENTS

9.   COMMITMENTS AND CONTINGENCIES:

     Litigation

     On May 12, 1989, a judgment was entered against the Company in the amount of $8,082,000 relating to damages to adjacent property owners for surface water effects as a result of past development. In addition, an injunction was entered to remediate damages relating thereto.

     On March 18, 1992, the Florida Second District Court of Appeal issued an opinion reversing and vacating the jury verdict and judgment against the Company and ordered a new trial. On December, 7, 1994, the trial court heard oral argument on the merits of the Company's motion for summary judgments based on collateral estoppel and ruled in the Company's favor. On January 7, 1995, the court entered an order granting summary judgment in favor of the Company and dismissing the action. The plaintiffs then appealed said order to the Florida Second District Court of Appeal on April 21, 1995. On August 16, 1996, the appellate court issued its opinion affirming and reversing, in part, the trial court's grant of summary judgment to the Company. On November 19, 1996, the Company filed a motion to determine the issues that remain for retrial. Oral argument for that motion took place on May 15, 1997. On April 1, 1998, the trial court entered an order on the issues remaining to be tried. The plaintiff sought rehearing of that order on April 13, 1998. Rehearing was denied on July 30, 1998. On October 27, 1998, the trial court held a case management conference in this matter and subsequently set a pretrial conference for April 1, 1999. No trial date has been set. Management currently believes that the Company's position in further litigation would be meritorious.

     The Company is involved in other litigation in the ordinary course of business. In the opinion of management, these matters are adequately covered by insurance or indemnification from other third parties and/or the effect, if any, of these claims is not material to the reported financial condition or results of operations of the Company as of December 31, 1998.

     Insurance pool

     The Company has pooled its risks with other resorts by forming an insurance purchasing group in which they retain an equity interest and to which they pay insurance premiums. The Company's ownership is less than 9% and all amounts contributed as capital ($122,950 as of December 31, 1998) are reflected as prepaid expenses and other assets in the accompanying Balance Sheets. The Company's investment approximates the proportionate net book value of the insurance company as of December 31, 1998. The Company may withdraw from the risk pool at any renewal date (annually).

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Board of Directors of Saddlebrook
Resorts, Inc., as Operators under the Saddlebrook
Rental Pool and Agency Appointment Agreement

In our opinion, the accompanying balance sheets and the related statements of operations and of changes in participants' fund balance present fairly, in all material respects, the financial position of the Saddlebrook Rental Pool Operation (funds created for participants who have entered into a rental pool agreement as explained in Note 1) at December 31, 1998 and 1997, and the results of its operations and the changes in participants' fund balance for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the rental pool's operators; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

Tampa, Florida
March 10, 1999

SADDLEBROOK RENTAL POOL OPERATION

BALANCE SHEETS



                                    DISTRIBUTION FUND
                                                                                          DECEMBER 31,
                                                                                        1998           1997
     ASSETS

Receivable from Saddlebrook Resorts, Inc.                                           $ 1,549,733   $  1,384,044
                                                                                    ===========   ============
     LIABILITIES AND PARTICIPANTS' FUND BALANCE

Due to participants for rental pool distribution                                    $ 1,256,492   $  1,138,469
Due to maintenance escrow fund                                                          293,241        245,575
Participants' fund balance                                                                   --             --
                                                                                    -----------   ------------
                                                                                    $ 1,549,733   $  1,384,044
                                                                                    ===========   ============
                               MAINTENANCE ESCROW FUND
     ASSETS                                                                                 DECEMBER 31,
                                                                                          1998          1997

 Cash in bank                                                                       $    74,676   $     66,570
 Investments                                                                          1,678,812      1,289,265
 Receivables:
   Distribution fund                                                                    293,241        245,575
   Interest                                                                              16,904         10,646
 Prepaid maintenance                                                                    325,648        343,822
 Linen inventory                                                                        145,109             --
                                                                                    -----------   ------------
                                                                                    $ 2,534,390   $  1,955,878
                                                                                    ===========   ============
     LIABILITIES AND PARTICIPANTS' FUND BALANCE

 Accounts payable                                                                        94,288        103,294
 Participants' fund balance                                                           2,440,102      1,852,584
                                                                                    -----------   ------------
                                                                                    $ 2,534,390   $  1,955,878
                                                                                    ===========   ============



             The accompanying Notes to Financial Statements are an
                  integral part of these financial statements.

SADDLEBROOK RENTAL POOL OPERATION
STATEMENTS OF OPERATIONS



                         DISTRIBUTION FUND
                                                                                    YEAR ENDED
                                                                                   DECEMBER 31,
                                                                    1998               1997                1996
Rental pool revenues                                            $16,310,670       $ 14,981,287         $13,309,993
                                                                -----------       ------------         -----------
Deductions:
   Marketing fee                                                  1,223,299          1,123,597             998,250
   Management fee                                                 2,038,834          1,872,661           1,663,750
   Travel agent commissions                                         698,483            682,404             634,791
   Credit card expense                                              160,148            151,701             141,660
   Bad debt expense                                                  53,000             10,000                  --
                                                                -----------       ------------         -----------
                                                                  4,173,764          3,840,363           3,438,451
                                                                -----------       ------------         -----------

Net rental income                                                12,136,906         11,140,924           9,871,542

Operator share of net rental income                              (5,461,608)        (5,013,416)         (4,442,194)
Other revenues (expenses):
   Complimentary room revenues                                       92,121            105,871             109,961
   Minor repairs and replacements                                  (121,243)          (143,369)           (154,318)
                                                                -----------       ------------         -----------
Amounts available for distribution to
   participants and maintenance
   escrow fund                                                  $ 6,646,176       $  6,090,010         $ 5,384,991
                                                                ===========       ============         ===========

             The accompanying Notes to Financial Statements are an
                  integral part of these financial statements.

SADDLEBROOK RENTAL POOL OPERATION


STATEMENTS OF CHANGES IN PARTICIPANTS' FUND BALANCE


                            DISTRIBUTION FUND
                                                                                     YEAR ENDED
                                                                                    DECEMBER 31,
                                                                      1998              1997                1996
                                                                  ----------        -----------         -----------
Balance, beginning of period
Additions:                                                        $        --       $        --         $        --
  Amounts available for distribution                                6,646,176         6,090,010           5,384,991
Reductions:
  Amounts withheld for maintenance
     escrow fund                                                   (1,184,568)       (1,076,594)           (942,797)
  Amounts accrued or paid to participants                          (5,461,608)       (5,013,416)         (4,442,194)
                                                                  -----------       -----------         -----------
Balance, end of period                                            $        --       $        --         $        --
                                                                  ===========       ===========         ===========


                       MAINTENANCE ESCROW FUND
                                                                                     YEAR ENDED
                                                                                    DECEMBER 31,
                                                                       1998             1997                1996
                                                                  -----------       -----------         -----------
Balance, beginning of period                                      $ 1,852,584       $ 1,146,309         $ 1,017,769
Additions:
  Amount withheld from distribution fund                            1,184,568         1,076,594             942,797
  Unit owner payments                                                 554,024           238,174              69,773
  Interest earned                                                      79,361            49,901              43,744
Reductions:
  Unit renovations                                                   (716,219)         (144,458)           (558,141)
  Refunds of excess amounts in escrow accounts                       (145,966)         (200,025)            (39,321)
  Maintenance charges                                                (249,025)         (221,687)           (263,948)
  Linen amortization                                                 (119,225)          (92,224)            (66,364)
                                                                  -----------       -----------         -----------
Balance, end of period                                            $ 2,440,102       $ 1,852,584         $ 1,146,309
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

       Rental pool participants and Saddlebrook share rental revenues according to the provisions of the Agreement. Net Rental Income shared consists of rentals received less a marketing surcharge of 7 1/2%, a 12 1/2% management fee, travel agent commissions, credit card expense and provision for bad debts, if warranted. Saddlebrook receives 45% of Net Rental Income as operator of the Rental Pool. The remaining 55% of Net Rental Income after adjustments for complimentary room revenues (ten percent of the normal unit rental price paid by Saddlebrook for promotional use of the unit) and certain minor repair and replacement charges is available for distribution to the participants and maintenance escrow fund based upon each participants' respective participation factor (computed using the value of a furnished unit and the number of days it was available to the pool). Quarterly, 45% of Net Rental Income is distributed to participants, and 10%, as adjusted for complimentary room revenues and minor interior maintenance and replacement charges, is deposited in an escrow account until a maximum of 20% of the set value of the individual owner's furniture package has been accumulated. Excess escrow balances are refunded to participants.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

       Basis of accounting

       The accounting records of the funds are maintained on the accrual basis of accounting.

       Investments

       Investments consist of U.S. Treasury Securities which bear interest at rates ranging from 4.36% to 7.125% (5.11% to 7.125% for 1997). At
       December 31, 1998 and 1997, investments of $1,180,327 and $690,828, respectively, mature in one year or less.

       Income taxes

       No federal or state taxes have been reflected in the accompanying financial statements as the tax effect of fund activities accrues to the rental pool participants and operator.

                               INDEX TO EXHIBITS



Number and Description of Exhibit

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

 10.4   Form of Purchase Agreement (incorporated by reference to Exhibit H*).

 10.5   Form of Deed (incorporated by reference to Exhibit I*).

 10.6   Form of Bill of Sale (incorporated by reference to Exhibit J*).

 27.    Financial Data Schedule (SEC use only).

 99.1   Interest Being Registered. Pages 21 and 22 of the Post-Effective
        Amendment No. 9 to Registration Statement on Form S-1 No.
        2-65481 filed by the Registrant on March 25, 1986.


* Identification of exhibit incorporated by reference from the Registration Statement No. 2-65481 previously filed by Registrant, effective December 28, 1979.