Form 10-Q
period 1999-03-31
SADDLEBROOK RESORTS INC
filed 1999-05-13
CIK 313151

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q

(Mark one)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended March 31, 1999
                                          OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934
    For the transition period from              to
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

                                     INDEX

                                                                             Page
PART I - FINANCIAL INFORMATION

    Item 1.  Financial Statements

        Saddlebrook Resorts, Inc.
           Balance Sheets at March 31, 1999 and December 31, 1998              3
           Statements of Operations for the three months ended
            March 31, 1999 and 1998                                            4
           Statements of Cash Flows for the three months ended
            March 31, 1999 and 1998                                            5
           Notes to Financial Statements                                       6

        Saddlebrook Rental Pool Operation
           Balance Sheets at March 31, 1999 and December 31, 1998              8
           Statements of Operations for the three months ended
            March 31, 1999 and 1998                                            9
           Statements of Changes in Participants' Fund Balance for the
            three months ended March 31, 1999 and 1998                        10

    Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        Saddlebrook Resorts, Inc.                                             11
        Saddlebrook Rental Pool Operation                                     12


PART II - OTHER INFORMATION

    Item 1. Legal Proceedings                                                 13

    Item 6. Exhibits and Reports on Form 8-K                                  14

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
                           SADDLEBROOK RESORTS, INC.
                                 BALANCE SHEETS
                                  (Unaudited)

                                                                        March 31,          December 31,
                                                                          1999                 1998
                                                                       -----------         ------------
        Assets
Current assets:
  Cash and cash equivalents                                            $11,937,674          $ 8,604,005
  Escrowed cash                                                            841,378               91,326
  Short-term escrowed investments                                          493,016            1,180,327
  Accounts receivable, net                                               5,864,067            5,185,155
  Due from related parties                                               1,325,879              643,681
  Inventory and supplies                                                 1,610,198            1,582,488
  Prepaid expenses and other assets                                        714,491              670,643
                                                                       -----------          -----------
    Total current assets                                                22,786,703           17,957,625
Long-term escrowed investments                                             498,485              498,485
Property, buildings and equipment, net                                  22,230,900           21,937,929
Deferred charges, net                                                      564,316              561,904
                                                                       -----------          -----------
                                                                       $46,080,404          $40,955,943
                                                                       ===========          ===========
        Liabilities and Shareholder's Equity
Current liabilities:
  Current portion of note payable                                      $ 1,016,075          $   996,764
  Escrowed deposits                                                      1,832,879            1,770,138
  Accounts payable                                                       1,294,002            1,598,704
  Accrued rental distribution                                            2,630,600            1,613,142
  Accrued payroll and related expenses                                   1,034,954              818,240
  Accrued taxes                                                            166,058               63,067
  Guest deposits                                                         1,961,495            1,988,483
  Accrued expenses and other liabilities                                 1,221,351            1,338,098
  Due to related parties                                                   947,990              811,398
                                                                       -----------          -----------
    Total current liabilities                                           12,105,404           10,998,034
Note payable due after one year                                         24,271,444           24,532,820
                                                                       -----------          -----------
    Total liabilities                                                   36,376,848           35,530,854
                                                                       -----------          -----------
Shareholder's equity:
  Common stock, $1.00 par value, 100,000 shares
   authorized and outstanding                                              100,000              100,000
  Additional paid-in capital                                             1,013,127            1,013,127
  Accumulated earnings                                                   8,590,429            4,311,962
                                                                       -----------          -----------
    Total shareholder's equity                                           9,703,556            5,425,089
                                                                       -----------          -----------
                                                                       $46,080,404          $40,955,943
                                                                       ===========          ===========


               The accompanying Notes to Financial Statements are
                 an integral part of these financial statements

                           SADDLEBROOK RESORTS, INC.
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                  Three months ended
                                                                      March 31,
                                                           ------------------------------
                                                               1999               1998
                                                           ------------       -----------
Revenues                                                   $16,534,084        $16,657,917
                                                           -----------        -----------

Costs and expenses:
  Operating costs                                            9,439,298          9,412,926
  Sales and marketing                                          920,504            791,993
  General and administrative                                 1,052,278          1,095,494
  Depreciation and amortization                                376,424            397,547
  Interest                                                     467,113            364,413
                                                           -----------        -----------
    Total costs and expenses                                12,255,617         12,062,373
                                                           -----------        -----------

Net income                                                   4,278,467          4,595,544

Distribution to shareholders                                        --            (14,732)

Accumulated earnings at beginning of period                  4,311,962          3,859,215
                                                           -----------        -----------

Accumulated earnings at end of period                      $ 8,590,429        $ 8,440,027
                                                           ===========        ===========


               The accompanying Notes to Financial Statements are
                 an integral part of these financial statements

                           SADDLEBROOK RESORTS, INC.
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                Three months ended
                                                                    March 31,
                                                        -------------------------------
                                                           1999                 1998
                                                        -----------          ----------
Operating activities:
  Net income                                            $ 4,278,467          $ 4,595,544
  Non-cash items included in net income:
    Provision for doubtful accounts                          18,485               12,300
    Depreciation and amortization                           376,424              397,547
    (Gain) on sale of asset                                  (1,274)                  --
  Decrease (increase) in:
    Accounts receivable                                    (697,397)          (5,054,860)
    Inventory and supplies                                  (27,710)              74,717
    Prepaid expenses and other assets                       (43,848)             (20,616)
  Increase (decrease) in:
    Accounts payable                                       (304,702)             459,933
    Accrued expenses and other liabilities                1,193,428              399,059
                                                        -----------          -----------
                                                          4,791,873              863,624
                                                        -----------          -----------
Investing activities:
  Proceeds from sale of assets                                1,274                   --
  Capital expenditures                                     (659,708)            (396,802)
                                                        -----------          -----------
                                                           (658,434)            (396,802)
                                                        -----------          -----------
Financing activities:
  Payments on note payable                                 (242,065)                  --
  Financing costs                                           (12,099)            (250,000)
  Advances from (to) related parties                       (545,606)           2,014,575
  Distribution to shareholders                                   --              (14,732)
                                                        -----------          -----------
                                                           (799,770)           1,749,843
                                                        -----------          -----------
Net increase in cash                                      3,333,669            2,216,665
Cash at beginning of period                               8,604,005              854,596
                                                        -----------          -----------

Cash at end of period                                   $11,937,674          $ 3,071,261
                                                        ===========          ===========

Supplemental disclosure:
  Cash paid for interest                                $   489,898          $   389,544
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

These financial statements and related notes are presented for interim periods in accordance with the requirements of Form 10-Q and, consequently, do not include all disclosures normally provided in the Registrant's Annual Report on Form 10-K. Accordingly, these financial statements and related notes should be read in conjunction with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.



Note 2. Accounts Receivable
                                                      March 31,      December 31,
                                                        1999             1998
                                                    ------------     ------------
  Trade accounts receivable                         $  6,133,390     $  5,456,280
  Less reserve for bad debts                            (269,323)        (271,125)
                                                    ------------     ------------

                                                    $  5,864,067     $  5,185,155
                                                    ============     ============


Note 3. Property, Buildings and Equipment
                                                      March 31,      December 31,
                                                        1999             1998
                                                    ------------     ------------
  Land and land improvements                        $  3,820,478     $  3,820,478
  Buildings and recreational facilities               19,512,085       19,133,063
  Machinery and equipment                              9,377,478        9,147,470
  Construction in progress                             1,421,943        1,371,265
                                                    ------------     ------------
                                                      34,131,984       33,472,276
  Less accumulated depreciation                      (11,901,084)     (11,534,347)
                                                    ------------     ------------

                                                    $ 22,230,900     $ 21,937,929
                                                    ============     ============

The Registrant's property, buildings and equipment are pledged as security for its debt (see Note 5).

Note 4. Deferred Charges
                                                     March 31,      December 31,
                                                       1999             1998
                                                   ------------     ------------
  Debt issue costs                                 $    593,377     $    581,278
  Less accumulated amortization                         (29,061)         (19,374)
                                                   ------------     ------------

                                                   $    564,316     $    561,904
                                                   ============     ============


Note 5. Note Payable
                                                     March 31,      December 31,
                                                       1999             1998
                                                   ------------     ------------
  Note payable due June 30, 2013                   $ 25,287,519     $ 25,529,584
  Less current portion                               (1,016,075)        (996,764)
                                                   ------------     ------------

                                                   $ 24,271,444     $ 24,532,820
                                                   ============     ============

The Registrant's financing from a third-party lender has an annual interest rate fixed at 7.7% and monthly payments for principal and interest of $243,988. The debt is secured by the Registrant's real and personal property.


Note 6. Income Taxes

The Registrant previously elected S Corporation status and is currently a member of a Qualified Subchapter S Subsidiary Group. Accordingly, the Registrant has had no income tax expense since the initial election as the tax is assessed at the shareholder level.

                       SADDLEBROOK RENTAL POOL OPERATION
                                 BALANCE SHEETS
                                  (Unaudited)

                               DISTRIBUTION FUND

                                                                    March 31,   December 31,
                                                                      1999          1998
                                                                   ----------   ------------

        Assets
Receivable from Saddlebrook Resorts, Inc.                          $2,559,459    $1,549,733
                                                                   ==========    ==========


        Liabilities and Participants' Fund Balance
Due to participants for rental pool distribution                   $2,102,999    $1,256,492
Due to maintenance escrow fund                                        456,460       293,241
Participants' fund balance                                                 --            --
                                                                   ----------    ----------

                                                                   $2,559,459    $1,549,733
                                                                   ==========    ==========

                            MAINTENANCE ESCROW FUND

                                                                    March 31,   December 31,
                                                                      1999          1998
                                                                   ----------   ------------
        Assets
Cash and cash equivalents                                          $  826,328    $   74,676
Investments                                                           991,501     1,678,812
Receivables:
  Distribution fund                                                   456,460       293,241
  Interest                                                             14,417        16,904
Prepaid maintenance                                                   252,597       325,648
Linen inventory                                                       109,626       145,109
                                                                   ----------    ----------

                                                                   $2,650,929    $2,534,390
                                                                   ==========    ==========


        Liabilities and Participants' Fund Balance
Accounts payable                                                   $  199,755    $   94,288
Participants' fund balance                                          2,451,174     2,440,102
                                                                   ----------    ----------

                                                                   $2,650,929    $2,534,390
                                                                   ==========    ==========

                       SADDLEBROOK RENTAL POOL OPERATION
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                           Three months ended
                                                                March 31,
                                                        ------------------------
                                                           1999          1998
                                                        ----------    ----------

Rental pool revenue                                     $6,300,403    $6,241,366
                                                        ----------    ----------

Deductions:
  Marketing expense                                        472,530       468,102
  Management expense                                       787,550       780,171
  Travel agent commissions                                 285,295       280,859
  Credit card expense                                       72,697        53,548
  Bad debt expense                                           9,000         3,000
                                                        ----------    ----------
                                                         1,627,072     1,585,680
                                                        ----------    ----------

Net rental income                                        4,673,331     4,655,686
Less operator share of net rental income                (2,102,999)   (2,095,059)
Other revenues (expenses):
  Complimentary room revenues                               19,743        23,498
  Minor repairs and replacements                           (30,616)      (28,951)
                                                        ----------    ----------

Amount available for distribution                       $2,559,459    $2,555,174
                                                        ==========    ==========

                       SADDLEBROOK RENTAL POOL OPERATION
              STATEMENTS OF CHANGES IN PARTICIPANTS' FUND BALANCE
                                  (Unaudited)

                               DISTRIBUTION FUND

                                                          Three months ended
                                                                March 31,
                                                        ------------------------
                                                           1999          1998
                                                        ----------    ----------
Balance at beginning of period                          $       --    $       --

Additions:
  Amount available for distribution                      2,559,459     2,555,174

Reductions:
  Amount withheld for maintenance escrow fund             (456,460)     (460,115)
  Amount accrued or paid to participants                (2,102,999)   (2,095,059)
                                                        ----------    ----------

Balance at end of period                                $       --    $       --
                                                        ==========    ==========

                            MAINTENANCE ESCROW FUND
                                                          Three months ended
                                                                March 31,
                                                        ------------------------
                                                           1999          1998
                                                        ----------    ----------
Balance at beginning of period                          $2,440,102    $1,852,584

Additions:
  Amount withheld from distribution fund                   456,460       460,115
  Unit owner payments                                       39,865       121,254
  Interest earned                                           21,208        17,101

Reductions:
  Escrow account refunds                                  (138,307)      (29,132)
  Maintenance charges                                      (60,049)      (66,279)
  Unit renovations                                        (271,273)     (691,635)
  Linen replacement                                        (36,832)      (30,308)
                                                        ----------    ----------

Balance at end of period                                $2,451,174    $1,633,700
                                                        ==========    ==========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                        Liquidity and Capital Resources

The Registrant's operations are seasonal. The highest volume of sales occurs in the first quarter of each calendar year while the third quarter has historically had the lowest volume of sales. The second and fourth quarters of each calendar year have historically had marginal financial performance. Accordingly, the Registrant experienced an improvement in its financial condition as of March 31, 1999 when compared with its fiscal year-end of December 31, 1998. The primary effect of this seasonal period was an increase in cash and accumulated earnings.

The Registrant's debt agreement provides for additional financing from the same lender of $5,000,000 if certain financial covenants are met (see Note 5. Note Payable of the Notes to Financial Statements in Part I, Item 1 of this Form 10-Q, which is incorporated herein by reference).

The Registrant's liquidity could be affected by the litigation discussed in
Part II, Item 1. Legal Proceedings of this Form 10-Q, which is incorporated herein by reference.

Although the Registrant performed several minor capital improvements, there were no major capital additions or improvements during the three months ended March 31, 1999. No significant capital projects are anticipated in the remaining fiscal period. Future operating costs and planned expenditures for capital additions and improvements will be funded by the Registrant's current cash reserves, cash generated by resort operations or by additional funds, if available, from it's current lender discussed above.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

                             Results of Operations

Total revenues decreased $124,000 or less than 1% for the first quarter of 1999 when compared with the same period in 1998. This decrease resulted from slightly fewer occupied unit nights and guests in the resort, which were partially offset by a higher average room rate, for the current period when compared to the same period the previous year. Anticipated occupied unit nights for the remainder of 1999 are expected to remain at the prior year's level. Projections for occupied unit nights in the year 2000 and subsequent fiscal periods are expected to remain at the resort's current volume of business.

Net income for the first quarter of 1999 decreased $317,000 or 7% from the same period in 1998. This was a direct result of the decrease in revenues along with an increased interest expense related to the Registrant's higher debt in the current period when compared to the previous year.

Due to the seasonal business of the Registrant, the results of operations for the interim period shown in this report are not necessarily indicative of results to be expected for the full fiscal year.

                       Saddlebrook Rental Pool Operation

The results of the Saddlebrook Rental Pool Operation (the "Rental Pool") are directly related to the hotel operations of the Registrant. The Registrant operates the Rental Pool which provides for a distribution of a percentage of net rental income to participating condominium owners. Net rental income is calculated and distributed according to the provisions of a Rental Pool and Agency Appointment Agreement. The level of the Registrant's occupancy and related average daily room rate directly impacts revenues and expenses used to determine the distribution.

The average occupancies for the quarters ended March 31, 1999 and 1998 were 66% and 72%, respectively. The average distributions of net rental income per participating condominium unit for the same periods were $4,654 and $4,646, respectively. The slight improvement in the average distribution of net rental income was primarily due to an increase in the average daily rate which increased the total amount available for distribution for the current quarter when compared to the same period the prior year.

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

On March 18, 1992, the Florida Second District Court of Appeal issued an opinion reversing and vacating the jury verdict and judgment against the Registrant and ordering a new trial due to the false testimony of the plaintiffs' expert hydrologist. On December 22, 1993, the Registrant filed a motion for summary judgment in the trial court on grounds that the findings in its favor by an administrative law judge in a related proceeding bar further litigation of this matter. An order granting the summary judgment and dismissing the action was entered on January 7, 1995. On August 16, 1996, the Florida Second District Court of Appeal filed an opinion affirming, in part, and reversing, in part, the summary judgment. On November 19, 1996, the Registrant filed a motion with the trial court to determine the issues that remain for retrial. On April 1, 1998, the trial court ruled that the Plaintiffs will be prohibited from introducing evidence on some, but not all, of the damages sought. The matter should proceed to trial in the latter part of 1999. Management currently believes that the Registrant's position in further litigation of this matter is meritorious.

The Registrant is involved in other litigation in the ordinary course of business. In the opinion of management, these matters are adequately covered by insurance or indemnification from other third parties. The effect, if any, of these claims is, in management's opinion, immaterial to the Registrant's financial condition and results of operations.

Item 6. Exhibits and Reports on Form 8-K

  (a) Exhibit 27 - Financial Data Schedule (for SEC use only).
  (b) The Registrant was not required to file a Form 8-K during the three months ended March 31, 1999.



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



Date:  May 12, 1999                                /s/ Donald L. Allen
      -----------------                          -------------------------
                                                       Donald L. Allen
                                                Vice President and Treasurer
                                                   (Principal Financial and
                                                     Accounting Officer)