Form 10-Q
period 1999-06-30
SADDLEBROOK RESORTS INC
filed 1999-08-12
CIK 313151

===============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q

(Mark one)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended June 30, 1999
                                       OR
   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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


===============================================================================

                                     INDEX

                                                                             Page
PART I - FINANCIAL INFORMATION

    Item 1.  Financial Statements

        Saddlebrook Resorts, Inc.
           Balance Sheets at June 30, 1999 and December 31, 1998               3
           Statements of Operations for the three months and six
            months ended June 30, 1999 and 1998                                4
           Statements of Cash Flows for the six months ended
            June 30, 1999 and 1998                                             5
           Notes to Financial Statements                                       6

        Saddlebrook Rental Pool Operation
           Balance Sheets at June 30, 1999 and December 31, 1998               8
           Statements of Operations for the three months and six
            months ended June 30, 1999 and 1998                                9
           Statements of Changes in Participants' Fund Balance for the
            six months ended June 30, 1999 and 1998                           10

    Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        Saddlebrook Resorts, Inc.                                             11
        Saddlebrook Rental Pool Operation                                     12


PART II - OTHER INFORMATION

    Item 1. Legal Proceedings                                                 13

    Item 6. Exhibits and Reports on Form 8-K                                  14

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
                           SADDLEBROOK RESORTS, INC.
                                 BALANCE SHEETS
                                  (Unaudited)

                                                     June 30,              December 31,
                                                       1999                   1998
                                                    -----------            -----------
        Assets
Current assets:
  Cash and cash equivalents                         $ 9,311,383            $ 8,604,005
  Escrowed cash                                         124,544                 91,326
  Short-term escrowed investments                     1,168,249              1,180,327
  Accounts receivable, net                            5,006,318              5,185,155
  Due from related parties                            3,753,267                643,681
  Inventory and supplies                              1,548,730              1,582,488
  Prepaid expenses and other assets                     785,623                670,643
                                                    -----------            -----------
    Total current assets                             21,698,114             17,957,625
Long-term escrowed investments                          498,485                498,485
Property, buildings and equipment, net               22,418,977             21,937,929
Deferred charges, net                                   556,816                561,904
                                                    -----------            -----------
                                                    $45,172,392            $40,955,943
                                                    ===========            ===========
        Liabilities and Shareholder's Equity
Current liabilities:
  Current portion of note payable                   $ 1,035,760            $   996,764
  Escrowed deposits                                   1,791,278              1,770,138
  Accounts payable                                    1,153,342              1,598,704
  Accrued rental distribution                         1,387,333              1,613,142
  Accrued payroll and related expenses                1,453,948                818,240
  Guest deposits                                      1,391,236              1,988,483
  Accrued expenses and other liabilities              1,345,768              1,401,165
  Due to related parties                                595,543                811,398
                                                    -----------            -----------
    Total current liabilities                        10,154,208             10,998,034
Note payable due after one year                      24,006,558             24,532,820
                                                    -----------            -----------
    Total liabilities                                34,160,766             35,530,854
                                                    -----------            -----------
Shareholder's equity:
  Common stock, $1.00 par value, 100,000 shares
   authorized and outstanding                           100,000                100,000
  Additional paid-in capital                          1,013,127              1,013,127
  Accumulated earnings                                9,898,499              4,311,962
                                                    -----------            -----------
    Total shareholder's equity                       11,011,626              5,425,089
                                                    -----------            -----------
                                                    $45,172,392            $40,955,943
                                                    ===========            ===========


               The accompanying Notes to Financial Statements are
                 an integral part of these financial statements

                           SADDLEBROOK RESORTS, INC.
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                            Three months ended                        Six months ended
                                                  June 30,                                June 30,
                                       -------------------------------         -------------------------------
                                          1999                1998                1999                 1998
                                       -----------         -----------         -----------        ------------
Revenues                               $12,514,675         $12,539,418         $29,048,759         $29,197,335
                                       -----------         -----------         -----------         -----------

Costs and expenses:
  Operating costs                        8,255,715           7,905,699          17,695,013          17,318,625
  Sales and marketing                      928,261             941,546           1,848,765           1,733,539
  General and administrative             1,183,978           1,064,219           2,236,256           2,159,714
  Depreciation and amortization            380,904             420,074             757,328             817,621
  Interest                                 457,747             370,990             924,860             735,403
                                       -----------         -----------         -----------         -----------
    Total costs and expenses            11,206,605          10,702,528          23,462,222          22,764,902
                                       -----------         -----------         -----------         -----------

Net income                               1,308,070           1,836,890           5,586,537           6,432,433

Distribution to shareholders                    --          (4,174,215)                 --          (4,188,946)

Accumulated earnings at
 beginning of period                     8,590,429           8,440,027           4,311,962           3,859,215
                                       -----------         -----------         -----------         -----------

Accumulated earnings at
 end of period                         $ 9,898,499         $ 6,102,702         $ 9,898,499         $ 6,102,702
                                       ===========         ===========         ===========         ===========


               The accompanying Notes to Financial Statements are
                 an integral part of these financial statements

                           SADDLEBROOK RESORTS, INC.
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                  Six months ended
                                                                      June 30,
                                                         ------------------------------------
                                                            1999                     1998
                                                         -----------             ------------
Operating activities:
  Net income                                             $ 5,586,537             $  6,432,433
  Non-cash items included in net income:
    Provision for doubtful accounts                           36,785                   24,600
    Depreciation and amortization                            757,328                  817,621
    (Gain) on sale of asset                                   (1,624)                      --
  Decrease (increase) in:
    Accounts receivable                                      142,052               (2,445,468)
    Inventory and supplies                                    33,758                   83,512
    Prepaid expenses and other assets                       (114,980)                (336,260)
  Increase (decrease) in:
    Accounts payable                                        (445,362)                (121,790)
    Accrued expenses and other liabilities                  (242,782)                 (97,378)
                                                         -----------             ------------
                                                           5,751,712                4,357,270
                                                         -----------             ------------
Investing activities:
  Proceeds from sale of assets                                 1,624                       --
  Capital expenditures                                    (1,217,813)                (593,812)
                                                         -----------             ------------
                                                          (1,216,189)                (593,812)
                                                         -----------             ------------
Financing activities:
  Notes payable borrowings                                        --               27,500,000
  Payments on notes payable                                 (487,266)             (20,186,920)
  Financing costs                                            (15,438)                (488,832)
  Advances (to) from related parties                      (3,325,441)                 904,406
  Distribution to shareholders                                    --               (1,674,414)
                                                         -----------             ------------
                                                          (3,828,145)               6,054,240
                                                         -----------             ------------
Net increase in cash                                         707,378                9,817,698
Cash at beginning of period                                8,604,005                  854,596
                                                         -----------             ------------

Cash at end of period                                    $ 9,311,383             $ 10,672,294
                                                         ===========             ============

Supplemental disclosure:
  Cash paid for interest                                 $   975,106             $    897,268
  Distribution of fixed assets to shareholder                     --                2,514,532



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


Note 2.  Accounts Receivable

                                                  June 30,              December 31,
                                                    1999                   1998
                                                -----------             -----------
    Trade accounts receivable                   $ 5,258,667             $ 5,456,280
    Less reserve for bad debts                     (252,349)               (271,125)
                                                -----------             -----------

                                                $ 5,006,318             $ 5,185,155
                                                ===========             ===========



Note 3.  Property, Buildings and Equipment

                                                  June 30,              December 31,
                                                    1999                   1998
                                                -----------             -----------
    Land and land improvements                  $ 3,820,478             $ 3,820,478
    Buildings and recreational facilities        19,513,201              19,133,063
    Machinery and equipment                       9,440,333               9,147,470
    Construction in progress                      1,916,077               1,371,265
                                                -----------             -----------
                                                 34,690,089              33,472,276
    Less accumulated depreciation               (12,271,112)            (11,534,347)
                                                -----------             -----------

                                                $22,418,977             $21,937,929
                                                ===========             ===========

The Registrant's property, buildings and equipment are pledged as security for its debt (see Note 5).

Note 4.  Deferred Charges

                                            June 30,              December 31,
                                              1999                    1998
                                          -----------             -----------
    Debt issue costs                      $   596,716             $   581,278
    Less accumulated amortization             (39,900)                (19,374)
                                          -----------             -----------

                                          $   556,816             $   561,904
                                          ===========             ===========


Note 5.  Note Payable

                                            June 30,              December 31,
                                              1999                    1998
                                          -----------             -----------
    Note payable due June 30, 2013        $25,042,318             $25,529,584
    Less current portion                   (1,035,760)               (996,764)
                                          -----------             -----------

                                          $24,006,558             $24,532,820
                                          ===========             ===========

The Registrant's financing from a third-party lender has an annual interest rate fixed at 7.7% and monthly payments for principal and interest of $243,988. The debt is secured by the Registrant's real and personal property.

An additional $5,000,000 is available from the same lender if certain financial covenants are met. If received by the Registrant, the additional financing would be due on June 30, 2013.


Note 6.  Income Taxes

The Registrant previously elected S Corporation status and is currently a member of a Qualified Subchapter S Subsidiary Group. Accordingly, the Registrant has had no income tax expense since the initial election as the tax is assessed at the shareholder level.

                       SADDLEBROOK RENTAL POOL OPERATION
                                 BALANCE SHEETS
                                  (Unaudited)


                               DISTRIBUTION FUND

                                                               June 30,            December 31,
                                                                 1999                  1998
                                                              ----------           ------------
        Assets

Receivable from Saddlebrook Resorts, Inc.                     $1,572,915            $1,549,733
                                                              ==========            ==========


        Liabilities and Participants' Fund Balance
Due to participants for rental pool distribution              $1,296,754            $1,256,492
Due to maintenance escrow fund                                   276,161               293,241
Participants' fund balance                                            --                    --
                                                              ----------            ----------

                                                              $1,572,915            $1,549,733
                                                              ==========            ==========



                            MAINTENANCE ESCROW FUND

                                                               June 30,            December 31,
                                                                 1999                   1998
                                                              ----------           ------------
        Assets
Cash and cash equivalents                                     $  106,338            $   74,676
Investments                                                    1,666,734             1,678,812
Receivables:
  Distribution fund                                              276,161               293,241
  Interest                                                        13,669                16,904
Prepaid maintenance                                               31,246               325,648
Linen inventory                                                  126,939               145,109
                                                              ----------            ----------

                                                              $2,221,087            $2,534,390
                                                              ==========            ==========


        Liabilities and Participants' Fund Balance
Accounts payable                                              $  345,108            $   94,288
Participants' fund balance                                     1,875,979             2,440,102
                                                              ----------            ----------

                                                              $2,221,087            $2,534,390
                                                              ==========            ==========

                       SADDLEBROOK RENTAL POOL OPERATION
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                               Three months ended                       Six months ended
                                                    June 30,                                June 30,
                                        -------------------------------          --------------------------------
                                           1999                1998                 1999                 1998
                                        -----------         -----------          -----------          -----------
Rental pool revenues                    $ 3,966,174         $ 4,150,577          $10,266,577          $10,391,943
                                        -----------         -----------          -----------          -----------

Deductions:
  Marketing expense                         297,463             311,293              769,993              779,395
  Management expense                        495,772             518,822            1,283,322            1,298,993
  Travel agent commissions                  231,460             171,514              516,755              452,373
  Credit card expense                        50,804              41,429              123,501               94,977
  Bad debt expense                            9,000               3,000               18,000                6,000
                                        -----------         -----------          -----------          -----------
                                          1,084,499           1,046,058            2,711,571            2,631,738
                                        -----------         -----------          -----------          -----------

Net rental income                         2,881,675           3,104,519            7,555,006            7,760,205
Less operator share of net
 rental income                           (1,296,754)         (1,397,034)          (3,399,753)          (3,492,093)
Other revenues (expenses):
  Complimentary room revenues                22,143              21,077               41,886               44,575
  Minor repairs and replacements            (34,149)            (29,465)             (64,765)             (58,416)
                                        -----------         -----------          -----------          -----------

Amount available for
 distribution                           $ 1,572,915         $ 1,699,097          $ 4,132,374          $ 4,254,271
                                        ===========         ===========          ===========          ===========

                       SADDLEBROOK RENTAL POOL OPERATION
              STATEMENTS OF CHANGES IN PARTICIPANTS' FUND BALANCE
                                  (Unaudited)


                               DISTRIBUTION FUND

                                                                  Six months ended
                                                                      June 30,
                                                         -----------------------------------
                                                            1999                    1998
                                                         -----------             -----------
Balance at beginning of period                           $        --             $        --

Additions:
  Amount available for distribution                        4,132,374               4,254,271

Reductions:
  Amount withheld for maintenance escrow fund               (732,621)               (762,178)
  Amount accrued or paid to participants                  (3,399,753)             (3,492,093)
                                                         -----------             -----------

Balance at end of period                                 $        --             $        --
                                                         ===========             ===========



                            MAINTENANCE ESCROW FUND

                                                                  Six months ended
                                                                      June 30,
                                                         -----------------------------------
                                                            1999                     1998
                                                         -----------             -----------
Balance at beginning of period                           $ 2,440,102             $ 1,852,584

Additions:
  Amount withheld from distribution fund                     732,621                 762,178
  Unit owner payments                                         83,811                 308,024
  Interest earned                                             42,427                  35,100

Reductions:
  Escrow account refunds                                    (171,244)                (40,048)
  Maintenance charges                                       (108,980)               (133,754)
  Unit renovations                                        (1,076,287)               (716,219)
  Linen replacement                                          (66,471)                (55,908)
                                                         -----------             -----------

Balance at end of period                                 $ 1,875,979             $ 2,011,957
                                                         ===========             ===========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                        Liquidity and Capital Resources

The Registrant's operations are seasonal. The highest volume of sales occurs in the first quarter of each calendar year while the third quarter has historically had the lowest volume of sales. The second and fourth quarters of each calendar year have historically had marginal financial performance. Accordingly, the Registrant experienced an improvement in its financial condition as of June 30, 1999 when compared with its fiscal year-end of December 31, 1998. The primary effect of this seasonal period was an increase in accumulated earnings.

The Registrant's loan agreement for its existing debt provides for an additional $5,000,000 from the same lender if certain financial covenants are met (see Note 5. Note Payable of the Notes to Financial Statements in Part I,
Item 1 of this Form 10-Q, which is incorporated herein by reference).

The Registrant's liquidity could be affected by the litigation discussed in
Part II, Item 1. Legal Proceedings of this Form 10-Q, which is incorporated herein by reference.

Although the Registrant performed several minor capital improvements, there were no major capital additions or improvements during the six months ended June 30, 1999. No significant capital projects are anticipated in the remaining fiscal period. Future operating costs and planned expenditures for capital additions and improvements will be funded by the Registrant's current cash reserves, cash generated by resort operations or by additional funds, if available, from it's current lender discussed above.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

                             Results of Operations

Total revenues decreased $25,000 and $149,000 for the second quarter and first six months of 1999, respectively, when compared with the same periods in 1998. Both decreases are less than 1% from the prior year's amounts. The decreases resulted from slightly fewer occupied unit nights, average daily room rates and numbers of guests in the resort for the current periods when compared to the same periods in 1998. Anticipated occupied unit nights for the remainder of 1999 are expected to approximate the prior year's level. Projections for occupied unit nights in the year 2000 and subsequent fiscal periods are expected to remain at the resort's current volume of business.

Net income for the second quarter of 1999 decreased $529,000 or 29% from the same period in 1998. Net income for the first six months of 1999 decreased $846,000 or 13% from the same period in 1998. These decreases were a direct result of the lower revenues along with an increased interest expense related to the Registrant's higher debt in the current periods when compared to the previous year.

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

The average occupancies for the quarters ended June 30, 1999 and 1998 were 58% and 60%, respectively. The average distributions of net rental income per participating condominium unit for the same periods were $2,860 and $3,095, respectively. The decrease in the average distribution of net rental income was primarily due to the lower occupancy and average daily rate for rental units which decreased the total amount available for distribution for the current quarter when compared to the same period the prior year.

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

On March 18, 1992, the Florida Second District Court of Appeal issued an opinion reversing and vacating the jury verdict and judgment against the Registrant and ordering a new trial due to the false testimony of the plaintiffs' expert hydrologist. On December 22, 1993, the Registrant filed a motion for summary judgment in the trial court on grounds that the findings in its favor by an administrative law judge in a related proceeding bar further litigation of this matter. An order granting the summary judgment and dismissing the action was entered on January 7, 1995. On August 16, 1996, the Florida Second District Court of Appeal filed an opinion affirming, in part, and reversing, in part, the summary judgment. On November 19, 1996, the Registrant filed a motion with the trial court to determine the issues that remain for retrial. On April 1, 1998, the trial court ruled that the Plaintiffs will be prohibited from introducing evidence on some, but not all, of the damages sought. The matter should proceed to trial in the early part of 2000. Management currently believes that the Registrant's position in further litigation of this matter is meritorious.

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

Item 6.  Exhibits and Reports on Form 8-K

  (a) Exhibit 27 - Financial Data Schedule (for SEC use only).

  (b) The Registrant was not required to file a Form 8-K during the six months ended June 30, 1999.



                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                 SADDLEBROOK RESORTS, INC.
                                          -------------------------------------
                                                       (Registrant)



Date:  August 12, 1999                             /s/ Donald L. Allen
                                          -------------------------------------
                                                       Donald L. Allen
                                                Vice President and Treasurer
                                                   (Principal Financial and
                                                     Accounting Officer)