Form 10-Q
period 1999-09-30
SADDLEBROOK RESORTS INC
filed 1999-11-15
CIK 313151

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q

(Mark one)
  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the quarterly period ended September 30, 1999
                                       OR
  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the transition period from __________ to __________

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

                                     INDEX


                                                                             Page
PART I - FINANCIAL INFORMATION

    Item 1. Financial Statements

        Saddlebrook Resorts, Inc.
           Balance Sheets at September 30, 1999 and December 31, 1998          3
           Statements of Operations for the three months and nine
             months ended September 30, 1999 and 1998                          4
           Statements of Cash Flows for the nine months ended
             September 30, 1999 and 1998                                       5
           Notes to Financial Statements                                       6

        Saddlebrook Rental Pool Operation
           Balance Sheets at September 30, 1999 and December 31, 1998          8
           Statements of Operations for the three months and nine
             months ended September 30, 1999 and 1998                          9
           Statements of Changes in Participants' Fund Balance for
             the nine months ended September 30, 1999 and 1998                10

    Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        Saddlebrook Resorts, Inc.                                             11
        Saddlebrook Rental Pool Operation                                     12

PART II - OTHER INFORMATION

    Item 1. Legal Proceedings                                                 13

    Item 6. Exhibits and Reports on Form 8-K                                  14

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                           SADDLEBROOK RESORTS, INC.
                                 BALANCE SHEETS
                                  (Unaudited)


                                                   September 30,     December 31,
                                                       1999              1998
                                                   -------------    -------------
        Assets
Current assets:
  Cash and cash equivalents                         $ 6,988,748      $ 8,604,005
  Escrowed cash                                         185,640           91,326
  Short-term escrowed investments                       879,260        1,180,327
  Accounts receivable, net                            2,560,009        5,185,155
  Due from related parties                              948,579          643,681
  Inventory and supplies                              1,733,174        1,582,488
  Prepaid expenses and other assets                     721,570          670,643
                                                    -----------      -----------
    Total current assets                             14,016,980       17,957,625
Long-term escrowed investments                          398,553          498,485
Property, buildings and equipment, net               23,426,812       21,937,929
Deferred charges, net                                   545,977          561,904
                                                    -----------      -----------
                                                    $38,388,322      $40,955,943
                                                    ===========      ===========
        Liabilities and Shareholder's Equity
Current liabilities:
  Current portion of note payable                   $ 1,055,827      $   996,764
  Escrowed deposits                                   1,463,453        1,770,138
  Accounts payable                                    1,052,728        1,598,704
  Accrued rental distribution                           758,779        1,613,142
  Accrued payroll and related expenses                1,212,722          818,240
  Guest deposits                                      1,542,116        1,988,483
  Accrued expenses and other liabilities              1,282,657        1,401,165
  Due to related parties                                978,611          811,398
                                                    -----------      -----------
    Total current liabilities                         9,346,893       10,998,034
Note payable due after one year                      23,733,402       24,532,820
                                                    -----------      -----------
    Total liabilities                                33,080,295       35,530,854
                                                    -----------      -----------
Shareholder's equity:
  Common stock, $1.00 par value, 100,000 shares
   authorized and outstanding                           100,000          100,000
  Additional paid-in capital                          1,013,127        1,013,127
  Accumulated earnings                                4,194,900        4,311,962
                                                    -----------      -----------
    Total shareholder's equity                        5,308,027        5,425,089
                                                    -----------      -----------
                                                    $38,388,322      $40,955,943
                                                    ===========      ===========

               The accompanying Notes to Financial Statements are
                 an integral part of these financial statements

                                SADDLEBROOK RESORTS, INC.
                                STATEMENTS OF OPERATIONS
                                      (Unaudited)


                                  Three months ended         Nine months ended
                                     September 30,             September 30,
                               ------------------------  ------------------------
                                   1999         1998         1999         1998
                               -----------  -----------  -----------  -----------

Revenues                       $ 7,343,017  $ 7,520,075  $36,391,776  $36,717,410
                                ----------   ----------   ----------   ----------

Costs and expenses:
  Operating costs                6,503,263    6,125,875   24,198,276   23,444,500
  Sales and marketing              829,549      703,569    2,678,314    2,437,108
  General and administrative     1,179,345      988,594    3,415,601    3,148,308
  Depreciation and amortization    385,136      377,212    1,142,464    1,194,833
  Interest                         449,323      486,843    1,374,183    1,222,246
                                ----------   ----------   ----------   ----------
    Total costs and expenses     9,346,616    8,682,093   32,808,838   31,446,995
                                ----------   ----------   ----------   ----------

Net income (loss)               (2,003,599)  (1,162,018)   3,582,938    5,270,415

Distribution to shareholder     (3,700,000)        -      (3,700,000)  (4,188,946)

Accumulated earnings at
 beginning of period             9,898,499    6,102,702    4,311,962    3,859,215
                                ----------   ----------   ----------   ----------

Accumulated earnings at
 end of period                 $ 4,194,900  $ 4,940,684  $ 4,194,900  $ 4,940,684
                                ==========   ==========   ==========   ==========

               The accompanying Notes to Financial Statements are
                 an integral part of these financial statements

                           SADDLEBROOK RESORTS, INC.
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                            Nine months ended
                                                              September 30,
                                                        -------------------------
                                                           1999           1998
                                                        ----------     ----------
Operating activities:
  Net income                                           $ 3,582,938    $ 5,270,415
  Non-cash items included in net income:
    Provision for doubtful accounts                         55,085         44,000
    Depreciation and amortization                        1,142,464      1,194,833
    Loss on sale of assets                                   1,188           -
  Decrease (increase) in:
    Accounts receivable                                  2,570,061        216,846
    Inventory and supplies                                (150,686)        28,388
    Prepaid expenses and other assets                      (50,927)      (220,951)
  Increase (decrease) in:
    Accounts payable                                      (545,976)       (78,566)
    Accrued expenses and other liabilities              (1,024,756)    (1,289,676)
                                                        ----------     ----------
                                                         5,579,391      5,165,289
                                                        ----------     ----------
Investing activities:
  Proceeds from sale of assets                               1,624           -
  Capital expenditures                                  (2,602,794)    (1,116,311)
                                                        ----------     ----------
                                                        (2,601,170)    (1,116,311)
                                                        ----------     ----------
Financing activities:
  Notes payable borrowings                                    -        27,500,000
  Payments on notes payable                               (740,355)   (20,419,871)
  Financing costs                                          (15,438)      (497,484)
  Advances from (to) related parties                      (137,685)       512,463
  Distribution to shareholder                           (3,700,000)    (1,674,414)
                                                        ----------     ----------
                                                        (4,593,478)     5,420,694
                                                        ----------     ----------
Net increase (decrease) in cash                         (1,615,257)     9,469,672
Cash at beginning of period                              8,604,005        854,596
                                                        ----------     ----------

Cash at end of period                                  $ 6,988,748    $10,324,268
                                                        ==========     ==========

Supplemental disclosure:
  Cash paid for interest                               $ 1,455,534    $ 1,396,279
  Distribution of fixed assets to shareholder                 -         2,514,532

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

Note 2. Accounts Receivable


                                                   September 30,     December 31,
                                                       1999              1998
                                                   -------------    -------------
  Trade accounts receivable                         $ 2,824,292      $ 5,456,280
  Less reserve for bad debts                           (264,283)        (271,125)
                                                    -----------      -----------

                                                    $ 2,560,009      $ 5,185,155
                                                    ===========      ===========

Note 3. Property, Buildings and Equipment

                                                   September 30,     December 31,
                                                       1999              1998
                                                   -------------    -------------
  Land and land improvements                        $ 3,820,478      $ 3,820,478
  Buildings and recreational facilities              19,518,007       19,133,063
  Machinery and equipment                             9,471,615        9,147,470
  Construction in progress                            3,204,224        1,371,265
                                                    -----------      -----------
                                                     36,014,324       33,472,276
  Less accumulated depreciation                     (12,587,512)     (11,534,347)
                                                    -----------      -----------

                                                    $23,426,812      $21,937,929
                                                    ===========      ===========

The Registrant's property, buildings and equipment are pledged as security for its debt (see Note 5).

Note 4. Deferred Charges


                                                   September 30,     December 31,
                                                       1999              1998
                                                   -------------    -------------
  Debt issue costs                                  $   596,716      $   581,278
  Less accumulated amortization                         (50,739)         (19,374)
                                                    -----------      -----------

                                                    $   545,977      $   561,904
                                                    ===========      ===========

Note 5. Note Payable

                                                   September 30,     December 31,
                                                       1999              1998
                                                   -------------    -------------
  Note payable due June 30, 2013                    $24,789,229      $25,529,584
  Less current portion                               (1,055,827)        (996,764)
                                                    -----------      -----------

                                                    $23,733,402      $24,532,820
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

                       SADDLEBROOK RENTAL POOL OPERATION
                                 BALANCE SHEETS
                                  (Unaudited)

                               DISTRIBUTION FUND

                                                   September 30,     December 31,
                                                       1999              1998
                                                   -------------    -------------
        Assets
Receivable from Saddlebrook Resorts, Inc.           $   791,104      $ 1,549,733
                                                    ===========      ===========

        Liabilities and Participants' Fund Balance
Due to participants for rental pool distribution    $   651,922      $ 1,256,492
Due to maintenance escrow fund                          139,182          293,241
Participants' fund balance                                 -                -
                                                    -----------      -----------

                                                    $   791,104      $ 1,549,733
                                                    ===========      ===========

                            MAINTENANCE ESCROW FUND


                                                   September 30,     December 31,
                                                       1999              1998
                                                   -------------    -------------
        Assets
Cash and cash equivalents                           $   171,090      $    74,676
Investments                                           1,277,813        1,678,812
Receivables:
  Distribution fund                                     139,182          293,241
  Interest                                               18,113           16,904
Prepaid maintenance                                     379,833          325,648
Linen inventory                                         161,809          145,109
                                                    -----------      -----------

                                                    $ 2,147,840      $ 2,534,390
                                                    ===========      ===========

        Liabilities and Participants' Fund Balance
Accounts payable                                    $   167,310      $    94,288
Participants' fund balance                            1,980,530        2,440,102
                                                    -----------      -----------

                                                    $ 2,147,840      $ 2,534,390
                                                    ===========      ===========

                       SADDLEBROOK RENTAL POOL OPERATION
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                  Three months ended         Nine months ended
                                     September 30,             September 30,
                               ------------------------  ------------------------
                                   1999         1998         1999         1998
                               -----------  -----------  -----------  -----------
Rental pool revenues           $ 2,035,454  $ 2,138,511  $12,302,031  $12,530,454
                                ----------   ----------   ----------   ----------
Deductions:
  Marketing expense                152,659      160,388      922,652      939,783
  Management expense               254,432      267,314    1,537,754    1,566,307
  Travel agent commissions         139,225       95,465      655,980      547,838
  Credit card expense               31,423       22,848      154,924      117,825
  Bad debt expense                   9,000        8,000       27,000       14,000
                                ----------   ----------   ----------   ----------
                                   586,739      554,015    3,298,310    3,185,753
                                ----------   ----------   ----------   ----------

Net rental income                1,448,715    1,584,496    9,003,721    9,344,701
Less operator share of net
 rental income                    (651,922)    (713,023)  (4,051,675)  (4,205,116)
Other revenues (expenses):
  Complimentary room revenues       24,661       12,191       66,547       56,766
  Minor repairs and replacements   (30,350)     (41,492)     (95,115)     (99,908)
                                ----------   ----------   ----------   ----------
Amount available for
 distribution                  $   791,104  $   842,172  $ 4,923,478  $ 5,096,443
                                ==========   ==========   ==========   ==========

                       SADDLEBROOK RENTAL POOL OPERATION
              STATEMENTS OF CHANGES IN PARTICIPANTS' FUND BALANCE
                                  (Unaudited)

                               DISTRIBUTION FUND


                                                           Nine months ended
                                                              September 30,
                                                       --------------------------
                                                           1999           1998
                                                       -----------     ----------
Balance at beginning of period                         $      -        $     -

Additions:
  Amount available for distribution                      4,923,478      5,096,443

Reductions:
  Amount withheld for maintenance escrow fund             (871,803)      (891,327)
  Amount accrued or paid to participants                (4,051,675)    (4,205,116)
                                                        ----------     ----------

Balance at end of period                               $      -        $     -
                                                        ==========     ==========

                              MAINTENANCE ESCROW FUND


                                                            Nine months ended
                                                              September 30,
                                                       --------------------------
                                                           1999           1998
                                                       -----------    -----------
Balance at beginning of period                         $ 2,440,102    $ 1,852,584

Additions:
  Amount withheld from distribution fund                   871,803        891,327
  Unit owner payments                                      147,038        479,906
  Interest earned                                           60,343         55,990

Reductions:
  Escrow account refunds                                  (190,940)       (68,385)
  Maintenance charges                                     (167,243)      (200,895)
  Unit renovations                                      (1,093,943)      (716,219)
  Linen replacement                                        (86,630)       (75,306)
                                                        ----------     ----------

Balance at end of period                               $ 1,980,530    $ 2,219,002
                                                        ==========     ==========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                        Liquidity and Capital Resources

The Registrant's operations are seasonal with the highest volume of sales occurring in the first and second quarters of each calendar year. The third quarter has historically produced the lowest volume of sales. Consequently, the Registrant's financial condition declined slightly during the third quarter of 1999. However, the Registrant's financial condition at September 30, 1999 remains substantially as it was at its fiscal year-end of December 31, 1998.

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

The Registrant has commenced construction on a facility which expands its group function space by 18,000 square feet, at a projected cost of approximately $1,100,000. The Registrant also performed several other minor capital improvements. However, there were no other significant capital additions or improvements during the nine months ended September 30, 1999. No other major capital projects are anticipated in the remaining fiscal period. Future operating costs and planned expenditures for capital additions and improvements should be funded by the Registrant's current cash reserves, cash generated by resort operations or by additional funds, if available, from it's current lender discussed above.

Management is aware of the issues associated with the programming code in existing computer systems as the millennium (year 2000) approaches. The Registrant's systems for property management, point-of-sale and financial accounting had been in use for many years which necessitated an upgrading to the current technological standards for its industry. Consequently, the Registrant replaced its hardware and software for its key systems in 1998 and 1999 at an aggregate cost of approximately $815,000. Based on testing of the new computer systems, management anticipates that they will be year 2000-compliant and the effects of the millennium on the Registrant's operations will be minimized. However, although management has made inquiries, it cannot be certain that entities which it does business with have successfully addressed this issue. Problems encountered by these entities could have a possible effect on the Registrant's operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

                             Results of Operations

Total revenues decreased $177,000 or 2% for the third quarter of 1999 when compared with the same period in 1998. Total revenues for the first nine months of 1999 decreased $326,000 or 1% when compared with the same period in 1998. These decreases resulted from slightly fewer occupied unit nights and numbers of guests in the resort, partially offset by a higher average daily room rate, for the current periods when compared to the same periods in 1998. Anticipated occupied unit nights for the remainder of 1999 are expected to approximate the prior year's level. Projections for occupied unit nights in the year 2000 and subsequent fiscal periods are expected to remain at the resort's current volume of business.

A net loss for the third quarter of 1999 increased $842,000 or 72% from the loss for the same period in 1998. The net income for the first nine months of 1999 decreased $1,687,000 or 32% from the same period in 1998. These declines were a direct result of the lower revenues along with expected increases in the general operating costs of the resort.

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

The average occupancies for the quarters ended September 30, 1999 and 1998 were 41% and 46%, respectively. The average distributions of net rental income per participating condominium unit for the same periods were $1,436 and $1,534, respectively. The decrease in the average distribution of net rental income was primarily due to the lower occupancy for rental units which decreased the total amount available for distribution for the current quarter when compared to the same period the prior year.

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

Item 6. Exhibits and Reports on Form 8-K

  (a) Exhibit 27 - Financial Data Schedule (for SEC use only).
  (b) The Registrant was not required to file a Form 8-K during the nine months ended September 30, 1999.



                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 SADDLEBROOK RESORTS, INC.
                                                 -------------------------
                                                        (Registrant)



Date: November 12, 1999                           /s/ Donald L. Allen
      -----------------                         ----------------------------
                                                      Donald L. Allen
                                                Vice President and Treasurer
                                                   (Principal Financial and
                                                     Accounting Officer)