Form 10-K
period 1999-12-31
SADDLEBROOK RESORTS INC
filed 2000-03-30
CIK 313151

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-K

(Mark one)
  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934
      For the fiscal period ended December 31, 1999

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
                                YES  [X]     NO  [ ]
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

Thomas L. Dempsey ("Dempsey") effectively purchased one hundred percent (100%) of the authorized and issued stock of the Registrant from PREI in November 1988. Dempsey is the former Chairman of the Board of Penton Publishing, Inc. and a former Director and Vice President of Pittway Corporation. Dempsey subsequently gifted 13,000 shares of the Registrant's non-voting stock to family trusts (see Item 12. Security Ownership of Certain Beneficial Owners and Management of this Form 10-K, which is incorporated herein by reference).

Prior to November 1988, the Registrant operated and reported the results of its operations in two industry segments: (1) the real estate segment was engaged in the development, construction and sales of resort and residential condominium units, homes and residential lots and (2) the resort segment was engaged in the ownership and operation of the resort including its facilities for hotel, convention, food and beverage, golf, tennis and other recreational activities.

In connection with and immediately prior to the sale of the stock of the Registrant to Dempsey, the Registrant deeded the property which comprised its real estate segment to PREI as a dividend from a subsidiary to its parent. The property that was conveyed to PREI was not used as part of the resort or by its rental guests or condominium owners.

In June 1998, each share of the Registrant's outstanding capital stock was exchanged for one share of Saddlebrook Holdings, Inc. ("SHI") stock. After the exchange, Dempsey and the family trusts own 100% of SHI which owns 100% of the Registrant.

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

At December 31, 1999, there were approximately 820 persons employed by the Registrant. Management's relationship with employees is excellent and there are no collective bargaining agreements.

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

Property improvements for the resort consist of condominium units which were sold or are for sale to outside parties of which there were 550 rental units participating in a rental pooling program at December 31, 1999 (see Exhibit 28
- Interest Being Registered of this Form 10-K, which is incorporated herein by reference).

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

In addition to condominium units, resort facilities owned by the Registrant and its affiliates include a 117,000 square foot convention facility with approximately 60,000 square feet of meeting space, two 18-hole golf courses, 45 tennis courts, a luxury health spa, a fitness center, three swimming pools, three restaurants, shops and other facilities necessary for the operation of a resort. In addition, a facility was completed in the first quarter 2000 which increases group function space by 18,000 square feet.

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

On October 14, 1989, the Registrant and Pittway Corporation entered into an agreement, and on July 16, 1993 an amended agreement, to split equally the costs of the defense of the litigation, the ultimate judgment and the mandated remedial work (see Item 1. Business of this Form 10-K, which is incorporated herein by reference).

On March 18, 1992, the Florida Second District Court of Appeal let stand a circuit court opinion that reversed and vacated the jury verdict and judgment against the Registrant and ordered a new trial due to the false testimony of the plaintiff's expert hydrologist. On December 22, 1993, the Registrant filed a motion for summary judgment in the trial court on grounds that the findings in its favor by an administrative law judge in a related proceeding bar further litigation of this matter. An order granting the summary judgment and dismissing the action was entered on January 7, 1995. On August 16, 1996, the Florida Second District Court of Appeal filed an opinion affirming, in part, and reversing, in part, the summary judgment. On November 19, 1996, the Registrant filed a motion with the trial court to determine the issues that remain for retrial. On April 1, 1998, the trial court ruled that the plaintiff will be prohibited from introducing evidence on some, but not all, of the damages sought.

On March 10, 2000, the Registrant and the plaintiff reached a settlement agreement which was approved by the court. Upon settlement, the case was dismissed with prejudice without right to appeal. Final resolution has been reflected in the financial statements in Item 8 of this Form 10-K, which is incorporated herein by reference.

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

Item 6.  Selected Financial Data

                                      Year ended December 31,
                    -----------------------------------------------------------
                        1999        1998        1997        1996        1995
                    ----------- ----------- ----------- ----------- -----------

Operating revenues  $47,306,000 $48,395,000 $41,753,000 $37,309,000 $35,625,000

Net income before
 taxes                2,336,000   5,675,000   3,133,000   1,740,000   1,797,000

Total assets         37,773,000  40,956,000  32,707,000  29,519,000  29,157,000

Notes payable        24,628,000  25,530,000  18,687,000  19,567,000  18,764,000


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


                        Liquidity and Capital Resources

The Registrant obtained financing from a third-party lender in June 1998, which replaced its prior debt. The financing has a fixed annual interest rate of 7.7%, monthly principal and interest payments of approximately $244,000 and matures on June 30, 2013. The Registrant may obtain additional financing from the same lender of $5,000,000 provided certain financial covenants are met (see
Note 7 Note Payable of the Notes to Financial Statements in Item 8 of this Form 10-K, which is incorporated herein by reference).

Construction of the resort was substantially complete as of December 1982. During the fiscal period ended December 31, 1999, the Registrant commenced construction on a new facility which expands its group function space by 18,000 square feet. This structure, named the Grand Pavilion, was completed in the spring of 2000 at a cost of approximately $1,620,000. During the fiscal period ended December 31, 1998, the Registrant completed several capital projects for an aggregate cost of approximately $2,187,000. However, no individual project had a cost in excess of $1,000,000. During the fiscal periods ended December 31, 1997 and 1996, the Registrant constructed a new fitness and recreation center and upgraded its previous fitness center area into a luxury spa at an aggregate cost of $1,410,000. There were no other major capital additions or improvements during the fiscal years ended December 31, 1999, 1998 and 1997.

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

Management is aware of the issues associated with the programming code in computer systems related to the new millennium (year 2000). The Registrant's systems for property management and financial accounting had been in use for many years which necessitated an upgrading to the current technological standards for its industry. Consequently, the Registrant replaced its hardware and software for both systems in 1998 at an aggregate cost of approximately $395,000. Based on testing of the new computer systems and their performance to-date, management anticipates that they are year 2000-compliant and the effects of the new millennium on the Registrant's operations will be minimal.

There are no adverse purchase or other commitments outstanding as of December 31, 1999.


                             Results of Operations

Revenues for the fiscal years ended December 31, 1999, 1998 and 1997 were comprised of the following areas of operation:

                                          Year ended December 31,
                                         ------------------------
                                          1999     1998     1997
                                         ------   ------   ------

      Hotel revenues                        49%      48%      48%

      Merchandise sales                     37       37       36

      Club fees                             13       13       15

      Other income                           1        2        1
                                         ------   ------   ------
                                           100%     100%     100%
                                         ======   ======   ======


Total revenues decreased $1,089,000 or 2% for the fiscal year ended December 31, 1999 when compared with the previous year. This decrease resulted from slightly fewer occupied unit nights and number of guests in the resort, partially offset by a higher average daily room rate, for the current year when compared to the prior year. Total revenues increased $6,642,000 or 16% for the fiscal year ended December 31, 1998 when compared with its previous year. This improvement was the result of an increase in occupied unit nights, average daily rate and number of guests who stayed at the resort for that fiscal period when compared to its prior period. Projections for occupied unit nights and revenues for the year 2000 and subsequent fiscal periods are expected to remain at the resort's current volume of business.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Net income decreased $3,339,000 or 59% for the fiscal year ended December 31, 1999 when compared with the previous year. This decrease is a result of lower revenues, expected increases in general costs of operation and costs associated with the litigation explained in Item 3. Legal Proceedings of this Form 10-K, which is incorporated herein by reference. The net income for the fiscal year ended December 31, 1998 increased $2,542,000 or 81% when compared with its previous year. This improvement was a direct result of that year's increased revenues which were offset by expected increases in general costs of operation, when compared to the prior year.

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

In management's estimation, the effects of inflation and changing prices on the Registrant's results of operations were negligible in 1999, 1998 and 1997.

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

The average occupancy for fiscal 1999, 1998 and 1997 was 52%, 57% and 54%, respectively. The average distribution of Net Rental Income per participating rental unit for fiscal 1999, 1998 and 1997 was $11,394, $12,106 and $11,093, respectively.

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

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

The Directors and Executive Officers of the Registrant are as follows:


     Name                  Position                    Background

Thomas L. Dempsey     Chairman of the Board,    Chairman of the Board, Penton
Age 73                President and Chief       Publishing, Inc., Cleveland, OH,
29822 Fairway Dr.     Executive Officer         Vice President and Director,
Wesley Chapel, FL                               Pittway Corp., Northbrook, IL

Eleanor Dempsey       Vice Chairman of the      Wife of Thomas Dempsey
29822 Fairway Dr.     Board
Wesley Chapel, FL

Richard Boehning      Director, Executive Vice  General Manager, Doral Hotel
Age 65                President and General     and Country Club, Miami, FL
5017 Pinelake Rd.     Manager
Wesley Chapel, FL

Gregory R. Riehle     Director, Vice President  Son-in-law of Thomas Dempsey,
Age 43                and Secretary             Attorney, Shumaker, Loop &
30338 Laurelwood Ln.                            Kendrick, Tampa, FL
Wesley Chapel, FL

Maureen Dempsey       Director, Vice President  Daughter of Thomas Dempsey,
Age 41                and Assistant Secretary   President, Saddlebrook
29812 Fairway Dr.                               International Tennis, Inc.
Wesley Chapel, FL

Diane L. Riehle       Director, Vice President  Daughter of Thomas Dempsey,
Age 39                and Assistant Secretary   Regional Sales Manager,
30338 Laurelwood Ln.                            Saddlebrook Resorts, Inc.
Wesley Chapel, FL

Donald L. Allen       Vice President and        Controller, Kiawah Island,
Age 60                Treasurer                 Charleston, SC
1314 Foxwood Dr.
Lutz, FL

Robert A. Shaw        Assistant Treasurer and   Controller, Gulf Shores
Age 43                Corporate Controller      Plantation, Gulf Shores, AL,
5404 Saddlebrook Way                            CPA, Price Waterhouse,
Wesley Chapel, FL                               Indianapolis, IN


Item 11. Executive Compensation

The directors and executive officers of the Registrant as of December 31, 1999 are listed in Item 10 of this Form 10-K, which is incorporated herein by reference. The aggregate remuneration from the Registrant for all directors and executive officers for the fiscal year ended December 31, 1999 was $1,377,000. Of this amount, Thomas Dempsey received $219,000, Eleanor Dempsey received $164,000, Richard Boehning received $300,000, Gregory Riehle received $140,000, Maureen Dempsey received $199,000 and Diane Riehle received $200,000. No other director or executive officer received compensation in excess of $100,000.

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


In December 1994, the Registrant's Articles of Incorporation were amended to increase the number of shares of authorized common stock from 25,000 to 100,000 shares. Each of the 500 shares of stock that was previously outstanding was then exchanged for 100 shares of voting stock and 100 shares of nonvoting stock. The par value of each share remains unchanged at $1. On October 1, 1995, 6,500 shares of nonvoting stock was gifted by Thomas L. Dempsey to each of two family trusts.

In June 1998, each share of the Registrant's outstanding capital stock was exchanged for one share of Saddlebrook Holdings, Inc. ("SHI") stock. After the exchange, Thomas L. Dempsey and the family trusts own 100% of SHI which owns 100% of the Registrant.

Item 13. Certain Relationships and Related Transactions

As of December 31, 1999, present and past executive officers and/or directors of the Registrant have personally accounted for real estate sales totaling $2,748,000 since inception of the project. Other relationships and related transactions are described in Note 8 Related Party Transactions of the Notes to Financial Statements in Item 8 of this Form 10-K, which is incorporated herein by reference.

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

(b) The Registrant was not required to file a Form 8-K during the year ended December 31, 1999.


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    SADDLEBROOK RESORTS, INC.
                                          (Registrant)


Date: March 30, 2000                   /s/ Donald L. Allen
                                       -----------------------
                                           Donald L. Allen
                                     Vice President and Treasurer
                                       (Principal Financial and
                                         Accounting Officer)



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 30, 2000.


          /s/ Thomas L. Dempsey                      /s/ Richard Boehning
         -----------------------                    ----------------------
            Thomas L. Dempsey                          Richard Boehning
         President and Chairman                     Director and Executive
             of the Board                                Vice President
      (Principal Executive Officer)


          /s/ Gregory R. Riehle                       /s/ Robert A. Shaw
         -----------------------                    ----------------------
            Gregory R. Riehle                           Robert A. Shaw
        Director and Vice President                   Assistant Treasurer
                                                    and Corporate Controller

SADDLEBROOK RESORTS, INC.

INDEX TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------



                                                                                     PAGE

Financial Statements

     SADDLEBROOK RESORTS, INC.

         Report of Independent Certified Public Accountants                           12
         Balance Sheets at December 31, 1999 and 1998                                 13
         Statements of Income for each of the three years in the period
            ended December 31, 1999                                                   14
         Statements of Changes in Shareholders' Equity for each of the
            three years in the period ended December 31, 1999                         15
         Statements of Cash Flows for each of the three years in the
            period ended December 31, 1999                                            16
         Notes to Financial Statements                                              17-22

     SADDLEBROOK RENTAL POOL OPERATION

         Report of Independent Certified Public Accountants                           23
         Balance Sheets at December 31, 1999 and 1998                                 24
         Statements of Operations for each of the three years in the period
            ended December 31, 1999                                                   25
         Statements of Changes in Participants' Fund Balance for each of
            the three years in the period ended December 31, 1999                     26
         Notes to Financial Statements                                                27


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Board of Directors and Shareholder of Saddlebrook Resorts, Inc.


In our opinion, the accompanying balance sheets and the related statements of income, changes in shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Saddlebrook Resorts, Inc. at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.






PricewaterhouseCoopers LLP
Tampa, Florida
March 10, 2000

SADDLEBROOK RESORTS, INC.

BALANCE SHEETS
-------------------------------------------------------------------------------



                                                                        DECEMBER 31,
                                                                   1999               1998

      ASSETS

Current assets:
    Cash and cash equivalents                                  $ 5,551,280        $ 8,604,005
    Escrowed cash                                                  372,104             91,326
    Short-term escrowed investments                                195,251          1,180,327
    Trade accounts receivable, net of allowances for
     doubtful accounts of $164,000 and $271,000                  2,874,562          5,185,155
    Due from related parties                                       531,179            643,681
    Resort inventory and supplies                                1,832,538          1,582,488
    Prepaid expenses and other assets                              550,830            670,643
                                                               -----------        -----------
      Total current assets                                      11,907,744         17,957,625

Long-term escrowed investments                                     398,553            498,485
Property, buildings and equipment, net                          24,930,026         21,937,929
Deferred charges, net of accumulated amortization of
 $60,000 and $19,000                                               537,046            561,904
                                                               -----------        -----------
                                                               $37,773,369        $40,955,943
                                                               ===========        ===========
      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Current portion of notes payable                           $ 1,097,965        $   996,764
    Escrowed deposits                                              965,908          1,770,138
    Accounts payable                                             1,515,163          1,598,704
    Accrued rental distribution                                  1,431,301          1,613,142
    Accrued payroll and related expenses                           770,608            818,240
    Accrued taxes                                                   77,633             63,067
    Guest deposits                                               1,909,517          1,988,483
    Accrued expenses and other liabilities                       2,073,696          1,338,098
    Due to related parties                                         441,318            811,398
                                                               -----------        -----------
      Total current liabilities                                 10,283,109         10,998,034

Notes payable due after one year                                23,529,604         24,532,820
                                                               -----------        -----------
      Total liabilities                                         33,812,713         35,530,854
                                                               -----------        -----------

Commitments and contingencies (Note 10)

Shareholders' equity:
    Common stock                                                   100,000            100,000
    Additional paid-in capital                                   1,013,127          1,013,127
    Accumulated earnings                                         2,847,529          4,311,962
                                                               -----------        -----------
      Total shareholders' equity                                 3,960,656          5,425,089
                                                               -----------        -----------
                                                               $37,773,369        $40,955,943
                                                               ===========        ===========




               The accompanying Notes to Financial Statements are
                an integral part of these financial statements.

SADDLEBROOK RESORTS, INC.

STATEMENTS OF INCOME
-------------------------------------------------------------------------------



                                                             Year ended
                                                            December 31,
                                               1999              1998            1997
Resort revenues (Note 8)                    $47,306,209      $48,394,775     $41,752,786
                                            -----------      -----------     -----------
Cost and expenses:
    Operating costs of resort (Note 8)       32,292,105       31,515,915      28,128,453
    Sales and marketing                       3,781,059        3,548,950       3,529,378
    General and administrative                5,256,616        4,297,181       3,785,816
    Depreciation and amortization             1,755,644        1,573,902       1,489,063
    Interest                                  1,885,218        1,784,187       1,687,092
                                            -----------      -----------     -----------
      Total costs and expenses               44,970,642       42,720,135      38,619,802
                                            -----------      -----------     -----------
Net income                                  $ 2,335,567      $ 5,674,640     $ 3,132,984
                                            ===========      ===========     ===========




               The accompanying Notes to Financial Statements are
                an integral part of these financial statements.

SADDLEBROOK RESORTS, INC.

STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
-------------------------------------------------------------------------------



                                                                                                 Total
                                            Common          Additional        Accumulated      shareholders'
                                            stock        paid-in capital       earnings          equity


Balance at December 31, 1996             $  100,000        $1,013,127        $ 2,378,825       $ 3,491,952

Net income                                                                     3,132,984         3,132,984
Distributions to shareholders                                                 (1,652,594)       (1,652,594)
                                         ----------        ----------        -----------       -----------

Balance at December 31, 1997                100,000         1,013,127          3,859,215         4,972,342

Net income                                                                     5,674,640         5,674,640
Distributions to shareholders                                                 (2,707,361)       (2,707,361)
Distribution of fixed assets to
 shareholder                                                                  (2,514,532)       (2,514,532)
                                         ----------        ----------        -----------       -----------

Balance at December 31, 1998                100,000         1,013,127          4,311,962         5,425,089

Net income                                                                     2,335,567         2,335,567
Distributions to shareholder                                                  (3,800,000)       (3,800,000)
                                         ----------        ----------        -----------       -----------

Balance at December 31, 1999             $  100,000        $1,013,127        $ 2,847,529       $ 3,960,656
                                         ==========        ==========        ===========       ===========




               The accompanying Notes to Financial Statements are
                an integral part of these financial statements.

SADDLEBROOK RESORTS, INC.

STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------



                                                                                  Year ended
                                                                                  December 31,
                                                                     1999              1998              1997

Cash flows from operating activities:
    Net income                                                      $ 2,335,567       $ 5,674,640       $ 3,132,984
    Adjustments to reconcile net income to net
     cash provided by operating activities:
      Depreciation and amortization                                   1,755,644         1,573,902         1,489,063
      Loss (gain) on disposal of property, buildings
       and equipment                                                      1,188          (124,217)            4,629
      Provision for doubtful accounts                                    12,844           125,300            77,100
      Change in assets and liabilities:
        (Increase) decrease in:
           Escrowed cash                                               (280,778)            1,194           124,167
           Escrowed investments                                       1,085,008          (389,547)         (890,038)
           Trade accounts receivable                                  2,297,749        (1,269,015)         (662,351)
           Resort inventory and supplies                               (250,050)          (14,516)         (108,877)
           Prepaid expenses and other assets                            119,813          (146,968)         (148,466)
        Increase (decrease) in:
           Escrowed deposits                                           (804,230)          388,353           765,871
           Accounts payable                                             (83,541)        1,057,423           (56,699)
           Accrued rental distribution                                 (181,841)          163,347             6,283
           Guest deposits                                               (78,966)         (173,137)        1,070,902
           Accrued expenses and other liabilities                       702,532          (430,015)          488,483
                                                                    -----------       -----------        ----------
      Net cash provided by operating activities                       6,630,939         6,436,744         5,293,051
                                                                    -----------       -----------        ----------
Cash flows from investing activities:
    Proceeds from sales of equipment                                      1,625           210,000           555,400
    Capital expenditures                                             (4,587,029)       (2,187,248)       (3,040,501)
                                                                    -----------       -----------        ----------
      Net cash used in investing activities                          (4,585,404)       (1,977,248)       (2,485,101)
                                                                    -----------       -----------        ----------
Cash flows from financing activities:
    Proceeds from notes payable                                               -        26,000,000                 -
    Payments on notes payable                                        (1,025,244)      (19,157,336)         (880,000)
    Distribution to shareholders                                     (3,800,000)       (2,707,361)       (1,652,594)
    Financing costs                                                     (15,438)         (540,637)          (36,641)
    Due to/from related parties                                        (257,578)         (304,753)          197,684
                                                                    -----------       -----------        ----------
      Net cash (used in) provided by financing activities            (5,098,260)        3,289,913        (2,371,551)
                                                                    -----------       -----------        ----------
Net (decrease) increase in cash and cash equivalents                 (3,052,725)        7,749,409           436,399
Cash and cash equivalents, beginning of year                          8,604,005           854,596           418,197
                                                                    -----------       -----------        ----------
Cash and cash equivalents, end of year                              $ 5,551,280       $ 8,604,005        $  854,596
                                                                    ===========       ===========        ==========
SUPPLEMENTAL DISCLOSURE:
Cash paid for interest                                              $ 1,942,398       $ 1,918,953        $1,608,123
NON-CASH FINANCING AND INVESTING ACTIVITIES:
Distribution of fixed assets to shareholder                         $         -       $ 2,514,532        $        -
Capital lease obligation                                            $   123,229       $     -            $        -




               The accompanying Notes to Financial Statements are
                an integral part of these financial statements.

SADDLEBROOK RESORTS, INC.

NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


1.       THE COMPANY:

         Saddlebrook Resorts, Inc. (the "Company") was incorporated in the State of Florida in June 1979 at which time it purchased a golf course and tennis complex, as well as certain undeveloped land, located in Pasco County, Florida, which was developed as a resort-condominium and residential homes project. Property improvements for the resort consist of condominiums which were sold or are for sale to outside parties. The majority of the condominium units sold are provided as hotel accommodations by their owners under a Rental Pool and Agency Appointment Agreement. As of December 31, 1999, the resort facilities include two 18 hole golf courses, eight tennis courts, three swimming pools, three restaurants, a 117,000 square foot convention facility with approximately 60,000 square feet of meeting space, a luxury health spa, a fitness center, shops and other facilities necessary for the operation of a luxury resort. In addition, a facility was completed in the first quarter of 2000 which increases the group function space by 18,000 square feet.

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

         Cash equivalents

         All highly liquid debt instruments purchased with an original maturity of three months or less are considered to be cash equivalents.

         Resort inventory and supplies

         Inventory includes operating materials and supplies and is accounted for at the lower of first-in, first-out cost or market.

         Investments

         Investments, which are held to maturity, are recorded at amortized cost, which approximates fair market value.

         Property, buildings and equipment

         Property, buildings and equipment are stated at cost. Depreciation is provided over the estimated useful lives of the assets on a straight-line basis. Expenditures for renewals and improvements that significantly add to or extend the useful life of an asset are capitalized.

SADDLEBROOK RESORTS, INC.

NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


         Expenditures for repairs and maintenance are charged to expense as incurred. With the retirement or other disposition of property, buildings and equipment, the cost of the assets and related accumulated depreciation amounts are removed from the accounts, and any resulting gains or losses are reflected in operations.

         Management periodically reviews the potential impairment of property, buildings and equipment in order to determine the proper carrying value of property, buildings and equipment as of each balance sheet date presented. Based on this review, there were no adjustments made to the carrying value of operating properties during the three years ended December 31, 1999.

         Deferred charges

         In connection with the Company's refinancing of its debt during 1998, financing costs in the amount of $597,000 were incurred and capitalized. These financing costs are being amortized using a method that approximates the effective interest method over fifteen years, the life of the related debt outstanding.

         Amortization expense for deferred charges amounted to $41,000, $87,000 and $127,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

         Operating costs of resort

         Included in operating costs of resort are service fee revenues associated with various operating departments, primarily banquets. Such amounts were $2,397,000, $2,577,000 and $1,993,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

         Rental pool operations

         Resort revenues include rental revenues for condominium units owned by third parties participating in the rental pool. If these rental units were owned by the Company, normal costs associated with ownership such as depreciation, real estate taxes, maintenance, and other costs would have been incurred. Instead, resort operating expenses for the years ended December 31, 1999, 1998 and 1997 include rental pool distributions to condominium unit owners approximating $6,278,000, $6,646,000 and $6,090,000, respectively.

         Income taxes

         Effective February 1, 1990, the Company elected S Corporation status for federal and state income tax purposes. Taxable income and losses are ultimately passed through to the shareholders, and accordingly, no provision for income taxes has been made in the accompanying financial statements. As of December 31, 1999, the Company has approximately $470,000 in tax net operating loss carryforwards, which expire in 2002 available only to offset future C Corporation taxable income.

3.       COMMON STOCK:

         At December 31, 1999 and 1998, the Company had 50,000 shares of voting common stock and 50,000 shares of nonvoting common stock authorized, issued and outstanding. The par value of the voting and nonvoting common stock was $1.00 at December 31, 1999 and 1998.

SADDLEBROOK RESORTS, INC.

NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


4.       ESCROWED CASH:

         Escrowed cash, restricted as to use, at December 31 is comprised of the following:


                                                                             1999          1998

         Rental pool unit owner deposits for maintenance reserve fund
           held in a bank account which bears an interest rate of 3.6%     $353,829      $74,676
         Security deposits held on long-term rentals                         18,275       16,650
                                                                           --------      -------
                                                                           $372,104      $91,326
                                                                           ========      =======


5.       ESCROWED INVESTMENTS:

         Escrowed investments at December 31 are comprised of the following:


                                           1999            1998

         U.S. Treasury Securities      $ 593,804       $ 1,678,812
         Less current portion           (195,251)       (1,180,327)
                                       ---------       -----------
                                       $ 398,553       $   498,485
                                       =========       ===========


         Escrowed investments relate to rental pool unit owner deposits for the maintenance reserve fund which bear interest at rates ranging from 4.6% to 6.5%. Long-term portions of these investments mature in 2001 through 2003.

6.       PROPERTY, BUILDINGS AND EQUIPMENT, NET:

         Property, buildings and equipment, net at December 31 consist of the following:


                                                     Estimated
                                                       Useful
                                                       Lives           1999            1998

         Land and land improvements                              $  4,412,745    $  3,820,478
         Buildings and recreational facilities         10-40       21,407,692      19,133,063
         Machinery and equipment                        2-15       11,173,064       9,147,470
         Construction in progress                                   1,128,285       1,371,265
                                                                 ------------    ------------
                                                                   38,121,786      33,472,276
         Accumulated depreciation                                 (13,191,760)    (11,534,347)
                                                                 ------------    ------------
                                                                 $ 24,930,026    $ 21,937,929
                                                                 ============    ============



         Substantially all property, buildings and equipment are mortgaged, pledged or otherwise subject to lien under loan agreements (Note 7). On June 29, 1998, the Company distributed to its shareholders at its aggregate book value of approximately $2,515,000, its unencumbered condominium units, tennis courts and certain tracts of real property.

SADDLEBROOK RESORTS, INC.

NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


         Depreciation expense amounted to $1,715,000, $1,487,000 and $1,362,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

         The Company leases certain equipment under an agreement which is classified as a capital lease. The equipment and obligations related to the lease are recorded at the present value of the minimum lease payments. During 1999, the Company recorded approximately $11,000 of interest expense related to the lease. Depreciation is computed on a straight-line basis over the estimated useful life of the asset. Total depreciation expense was approximately $24,000 during 1999 on the asset under lease.

         The Company leases certain equipment under operating leases. Some of the leases contain annual renewal options after the initial lease term. Lease expense amounted to $319,000, $228,000 and $203,000 for the years ended December 31, 1999, 1998 and 1997, respectively. Future minimum lease payments for noncancelable operating leases with initial lease terms in excess of one year approximate:


         2000                                         $  163,800
         2001                                             52,119
         2002                                              4,200
         2003 and thereafter                                  --
                                                      ----------
                                                      $  220,119
                                                      ==========

7.       NOTES PAYABLE:

         Notes payable at December 31 consists of the following:


                                                                                    1999          1998

         Note payable to lender, 15 year term, 7.70% fixed interest rate, monthly ratable principal and interest payments,
          secured by all current and subsequently acquired real
          and personal property                                                $ 24,532,820    $25,529,584

         Capital lease obligation                                                    94,749              -

         Less current portion                                                    (1,097,965)      (996,764)
                                                                               ------------    -----------
                                                                               $ 23,529,604    $24,532,820
                                                                               ============    ===========


         On June 29, 1998, the Company financed a $26 million note payable. The proceeds from the note payable were used principally to retire the prior debt. Under the terms of the agreement, the Company is required to meet debt service coverage ratios as defined. The Company was in compliance at December 31, 1999. The Company has the ability to obtain an additional $5 million from the same lender under the terms of the agreement.

         Principal maturities of the note payable are due as follows: 2000 - $1,097,965; 2001 - $1,186,270; 2002 - $1,281,699; 2003 - $1,377,062;
         2004 and thereafter - $19,684,573.

SADDLEBROOK RESORTS, INC.

NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


8.       RESORT REVENUES AND OPERATING COSTS OF RESORT:

         Resort revenues and operating costs of resort for the years ended December 31 are comprised of the following:


                                                                1999            1998             1997

         Resort Revenues
         Room revenue subject to rental pool agreement      $15,555,374      $16,310,670      $14,981,287
         Food and beverage                                   14,764,053       15,682,829       13,182,191
         Resort facilities and other                         16,986,782       16,401,276       13,589,308
                                                            -----------      -----------      -----------
                                                            $47,306,209      $48,394,775      $41,752,786
                                                            ===========      ===========      ===========

         Operating Costs of Resort
         Room expense subject to rental pool agreement      $ 6,278,003      $ 6,646,176      $ 6,090,010
         Food and beverage                                   10,239,266        9,810,205        8,306,784
         Resort facilities and other                         15,774,836       15,059,534       13,731,659
                                                            -----------      -----------      -----------
                                                            $32,292,105      $31,515,915      $28,128,453
                                                            ===========      ===========      ===========


9.       RELATED PARTY TRANSACTIONS

         At December 31, 1999, a net payable amounting to approximately $326,000 was due to SHI, the Company's parent (Note 1), primarily relating to dividends declared to the Company's shareholders during 1994 in the amount of $350,000 which were unpaid as of December 31, 1999 and net intercompany charges and cash transfers. At December 31, 1998, a net receivable amounting to approximately $57,000 was due from SHI, primarily relating to amounts paid by the Company for condominium improvements made to their units, net of dividends declared to the Company's shareholders during 1994 in the amount of $350,000 which were unpaid as of December 31, 1998.

         Saddlebrook International Tennis, Inc. ("SIT") is a tennis training facility and preparatory school operating at the resort. SIT is solely owned by the Company's parent. The Company charges SIT various amounts for services provided to SIT guests, which amounted to approximately $2,142,000, $1,947,000 and $1,730,000 for the years ended December 31,
         1999, 1998 and 1997, respectively. In addition, the Company is reimbursed for allocated expenses and other costs paid on behalf of SIT. At December 31, 1999, the amounts due to/from SIT were included in the net payable to SHI. At December 31, 1998, a net payable amounting to approximately $274,000 resulted from net intercompany charges and cash transfers.

         Saddlebrook Investments, Inc. is a broker/dealer for sales of Saddlebrook Resort condominium units. Saddlebrook Realty, Inc. is a broker/dealer for the sale of other general real estate. These companies are solely owned by the majority shareholder of the Company's parent. At December 31, 1999 and 1998, a net payable of approximately $98,000 and $186,000, respectively, resulted from net intercompany charges and cash transfers.

         The Company performs certain accounting and property management activities on behalf of the Saddlebrook Resort Condominium Association (the "Association") and is reimbursed for expenses paid on behalf of the Association. Expenses paid on behalf of and services provided to the Association amounted to approximately $1,012,000, $976,000 and $971,000 for the years ended December 31, 1999, 1998 and 1997, respectively. At December 31, 1999 and 1998, a net receivable of approximately $101,000 and $100,000 respectively, was due from the Association.

SADDLEBROOK RESORTS, INC.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

         The Company and the original owner of the resort have an agreement to split equally the costs of defense in the litigation and any ultimate judgment or remedial work relating to litigation with the adjacent property owners of the resort. A receivable for reimbursable costs of defense and remedial work at December 31, 1999 and 1998 was approximately $388,000 and $120,000, respectively. See Note 10 for discussion of litigation.

         Due from related parties also consists of other miscellaneous receivables and employee advances owed the Company of approximately $25,000 and $15,000 at December 31, 1999 and 1998, respectively.

10.      COMMITMENTS AND CONTINGENCIES:

         Litigation

         On May 12, 1989, a judgment was entered against the Company in the amount of $8,082,000 relating to damages to adjacent property owners for surface water effects as a result of past development. In addition, an injunction was entered to remediate the damages relating thereto.

         On March 18, 1992, the Florida Second District Court of Appeal let stand a circuit court decision reversing and vacating the jury verdict and judgment against the Company and ordered a new trial due to the false testimony of the plaintiffs' expert hydrologist. On December 7, 1994, the trial court heard oral arguments on the merits of the Company's motion for summary judgment based on collateral estoppel and ruled in the Company's favor. On January 7, 1995, the court entered an order granting summary judgment in favor of the Company and dismissing the action. The plaintiffs then appealed this order to the Florida Second District Court of Appeal on April 21, 1995. On August 16, 1996, the appellate court issued its opinion affirming and reversing, in part, the trial court's grant of summary judgment to the Company. On November 19, 1996, the Company filed a motion to determine the issues that remain for retrial. Oral arguments for that motion took place on May 15, 1997. On April 1, 1998, the trial court entered an order on the issues remaining to be tried. The plaintiff sought rehearing of that order on April 13, 1998. The rehearing was denied on July 30, 1998. On March 10, 2000, the Company and the plaintiff reached a settlement agreement, which was approved by the court. Upon settlement, the case was dismissed with prejudice without right to appeal. Final resolution has been reflected in the accompanying financial statements.

         The Company is involved in other litigation in the ordinary course of business. In the opinion of management, these matters are adequately covered by insurance or indemnification from other third parties and/or the effect, if any, of these claims is not material to the reported financial condition or results of operations of the Company as of December 31, 1999.

         Insurance pool

         The Company has pooled its risks with other resorts by forming an insurance purchasing group in which they retain an equity interest and to which they pay insurance premiums. The Company's ownership is less than 9% and all amounts contributed as capital ($122,950 as of December 31, 1999) are reflected as prepaid expenses and other assets in the accompanying Balance Sheets. The Company's investment approximates the proportionate net book value of the insurance company as of December 31, 1999. The Company may withdraw from the risk pool at any renewal date (annually).

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Board of Directors of Saddlebrook
Resorts, Inc., as Operators under the Saddlebrook
Rental Pool and Agency Appointment Agreement

In our opinion, the accompanying balance sheets and the related statements of operations and of changes in participants' fund balance present fairly, in all material respects, the financial position of the Saddlebrook Rental Pool Operation (funds created for participants who have entered into a rental pool agreement as explained in Note 1) at December 31, 1999 and 1998, and the results of its operations and the changes in participants' fund balance for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the rental pool's operators; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




PricewaterhouseCoopers LLP
Tampa, Florida
March 10, 2000

SADDLEBROOK RENTAL POOL OPERATION

BALANCE SHEETS
-------------------------------------------------------------------------------



                              DISTRIBUTION FUND

                                                             DECEMBER 31,
                                                         1999            1998

     ASSETS

Receivable from Saddlebrook Resorts, Inc.             $1,354,525      $1,549,733
                                                      ==========      ==========

     LIABILITIES AND PARTICIPANTS' FUND BALANCE

Due to participants for rental pool distribution      $1,108,663      $1,256,492
Due to maintenance escrow fund                           245,862         293,241
Participants' fund balance                                    --              --
                                                      ----------      ----------
                                                      $1,354,525      $1,549,733
                                                      ==========      ==========

                           MAINTENANCE ESCROW FUND

     ASSETS                                                  DECEMBER 31,
                                                         1999            1998

Cash in bank                                          $  353,829      $   74,676
Investments                                              593,804       1,678,812
Receivables:
   Distribution fund                                     245,862         293,241
   Interest                                                8,180          16,904
Prepaid maintenance                                      636,669         325,648
Linen inventory                                          222,188         145,109
                                                      ----------      ----------
                                                      $2,060,532      $2,534,390
                                                      ==========      ==========

     LIABILITIES AND PARTICIPANTS' FUND BALANCE
Accounts payable                                      $  340,730      $   94,288
Participants' fund balance                             1,719,802       2,440,102
                                                      ----------      ----------
                                                      $2,060,532      $2,534,390
                                                      ==========      ==========




               The accompanying Notes to Financial Statements are
                an integral part of these financial statements.

SADDLEBROOK RENTAL POOL OPERATION

STATEMENTS OF OPERATIONS
-------------------------------------------------------------------------------



                           DISTRIBUTION FUND

                                                                 YEAR ENDED
                                                                DECEMBER 31,
                                                1999               1998               1997

Rental pool revenues                       $ 15,555,374       $ 16,310,670       $ 14,981,287
                                           ------------       ------------       ------------

Deductions:
   Marketing fee                              1,166,653          1,223,299          1,123,597
   Management fee                             1,944,422          2,038,834          1,872,661
   Travel agent commissions                     746,589            698,483            682,404
   Credit card expense                          197,293            160,148            151,701
   Bad debt expense                              33,000             53,000             10,000
                                           ------------       ------------       ------------

                                              4,087,957          4,173,764          3,840,363
                                           ------------       ------------       ------------


Net rental income                            11,467,417         12,136,906         11,140,924

Operator share of net rental income          (5,160,338)        (5,461,608)        (5,013,416)
Other revenues (expenses):
   Complimentary room revenues                  103,488             92,121            105,871
   Minor repairs and replacements              (132,564)          (121,243)          (143,369)
                                           ------------       ------------       ------------

Amounts available for distribution to
 participants and maintenance
 escrow fund                               $  6,278,003       $  6,646,176       $  6,090,010
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

SADDLEBROOK RENTAL POOL OPERATION

STATEMENTS OF CHANGES IN PARTICIPANTS' FUND BALANCE
--------------------------------------------------------------------------------



                        DISTRIBUTION FUND
                                                                        YEAR ENDED
                                                                       DECEMBER 31,
                                                         1999             1998             1997

Balance, beginning of period                         $        --       $        --       $        --

Additions:
   Amounts available for distribution                  6,278,003         6,646,176         6,090,010

Reductions:
   Amounts withheld for maintenance
    escrow fund                                       (1,117,665)       (1,184,568)       (1,076,594)
   Amounts accrued or paid to participants            (5,160,338)       (5,461,608)       (5,013,416)
                                                     -----------       -----------       -----------

Balance, end of period                               $        --       $        --       $        --
                                                     ===========       ===========       ===========


                    MAINTENANCE ESCROW FUND
                                                                        YEAR ENDED
                                                                       DECEMBER 31,
                                                         1999             1998             1997

Balance, beginning of period                         $ 2,440,102       $ 1,852,584       $ 1,146,309

Additions:
   Amount withheld from distribution fund              1,117,665         1,184,568         1,076,594
   Unit owner payments                                   288,909           554,024           238,174
   Interest earned                                        77,792            79,361            49,901

Reductions:
   Unit renovations                                   (1,690,746)         (716,219)         (144,458)
   Refunds of excess amounts in escrow accounts         (209,874)         (145,966)         (200,025)
   Maintenance charges                                  (217,416)         (249,025)         (221,687)
   Linen amortization                                    (86,630)         (119,225)          (92,224)
                                                     -----------       -----------       -----------

Balance, end of period                               $ 1,719,802       $ 2,440,102       $ 1,852,584
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

         Rental pool participants and Saddlebrook share rental revenues according to the provisions of the Agreement. Net Rental Income shared consists of rentals received less a marketing surcharge of 7.5%, a 12.5% management fee, travel agent commissions, credit card expense and provision for bad debts, if warranted. Saddlebrook receives 45% of Net Rental Income as operator of the Rental Pool. The remaining 55% of Net Rental Income after adjustments for complimentary room revenues (ten percent of the normal unit rental price paid by Saddlebrook for promotional use of the unit) and certain minor repair and replacement charges is available for distribution to the participants and maintenance escrow fund based upon each participants' respective participation factor (computed using the value of a furnished unit and the number of days it was available to the pool). Quarterly, 45% of Net Rental Income is distributed to participants, and 10%, as adjusted for complimentary room revenues and minor interior maintenance and replacement charges, is deposited in an escrow account until a maximum of 20% of the set value of the individual owner's furniture package has been accumulated. Excess escrow balances are refunded to participants.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         Basis of accounting

         The accounting records of the funds are maintained on the accrual basis of accounting.

         Investments

         Investments consist of U.S. Treasury Securities which bear interest at rates ranging from 4.6% to 6.5% (4.4% to 7.1% for 1998). At December 31, 1999 and 1998, investments of $195,251 and 1,180,327, respectively, mature in one year or less.

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

10.2     Saddlebrook Rental Pool and Agency Appointment
         Agreement.                                                     29

10.3     Saddlebrook Rental Management Agency Employment
         (incorporated by reference to Exhibit E*).

10.4     Form of Purchase Agreement (incorporated by reference to
         Exhibit H*).

10.5     Form of Deed (incorporated by reference to Exhibit I*).

10.6 Form of Bill of Sale (incorporated by reference to Exhibit J*).

27.      Financial Data Schedule (SEC use only).                        33

28.      Interest Being Registered. Pages 21 and 22 of the
         Post-Effective Amendment No. 9 to Registration Statement
         on Form S-1 No. 2-65481 filed by the Registrant on March
         25, 1986.                                                      34

* Identification of exhibit incorporated by reference from the Registration Statement No. 2-65481 previously filed by Registrant, effective December 28, 1979.