Form 10-Q
period 2000-03-31
SADDLEBROOK RESORTS INC
filed 2000-05-12
CIK 313151

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q

(Mark one)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 2000

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

                                     INDEX
                                                                           Page
                                                                           ----
PART I - FINANCIAL INFORMATION

    Item 1.  Financial Statements

        Saddlebrook Resorts, Inc.
           Balance Sheets at March 31, 2000 and December 31, 1999            3
           Statements of Operations for the three months ended
            March 31, 2000 and 1999                                          4
           Statements of Cash Flows for the three months ended
            March 31, 2000 and 1999                                          5
           Notes to Financial Statements                                     6

        Saddlebrook Rental Pool Operation
           Balance Sheets at March 31, 2000 and December 31, 1999            8
           Statements of Operations for the three months ended
            March 31, 2000 and 1999                                          9
           Statements of Changes in Participants' Fund Balance for the
            three months ended March 31, 2000 and 1999                      10

    Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        Saddlebrook Resorts, Inc.                                           11
        Saddlebrook Rental Pool Operation                                   12


PART II - OTHER INFORMATION

    Item 6.  Exhibits and Reports on Form 8-K                               13

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                           SADDLEBROOK RESORTS, INC.
                                 BALANCE SHEETS

                                                    March 31,
                                                      2000         December 31,
                                                   (Unaudited)        1999
                                                   -----------     ------------
        Assets
Current assets:
  Cash and cash equivalents                        $ 7,916,294      $ 5,551,280
  Escrowed cash                                        113,496          372,104
  Short-term escrowed investments                      195,251          195,251
  Accounts receivable, net                           4,987,259        2,874,562
  Due from related parties                             402,979          531,179
  Inventory and supplies                             1,787,055        1,832,538
  Prepaid expenses and other assets                    581,338          550,830
                                                   -----------      -----------
    Total current assets                            15,983,672       11,907,744
Long-term escrowed investments                         398,553          398,553
Property, buildings and equipment, net              25,560,636       24,930,026
Deferred charges, net                                  527,101          537,046
                                                   -----------      -----------
                                                   $42,469,962      $37,773,369
                                                   ===========      ===========
        Liabilities and Shareholder's Equity
Current liabilities:
  Current portion of notes payable                 $ 1,119,404      $ 1,097,965
  Escrowed deposits                                    707,300          965,908
  Accounts payable                                   1,741,035        1,515,163
  Accrued rental distribution                        2,588,501        1,431,301
  Accrued payroll and related expenses               1,135,931          770,608
  Guest deposits                                     1,531,187        1,909,517
  Accrued expenses and other liabilities             1,323,209        2,151,329
  Due to related parties                               726,091          441,318
                                                   -----------      -----------
    Total current liabilities                       10,872,658       10,283,109
Notes payable due after one year                    23,241,583       23,529,604
                                                   -----------      -----------
    Total liabilities                               34,114,241       33,812,713
                                                   -----------      -----------
Shareholder's equity:
  Common stock, $1.00 par value, 100,000 shares
   authorized and outstanding                          100,000          100,000
  Additional paid-in capital                         1,013,127        1,013,127
  Accumulated earnings                               7,242,594        2,847,529
                                                   -----------      -----------
    Total shareholder's equity                       8,355,721        3,960,656
                                                   -----------      -----------
                                                   $42,469,962      $37,773,369
                                                   ===========      ===========


               The accompanying Notes to Financial Statements are
                 an integral part of these financial statements

                           SADDLEBROOK RESORTS, INC.
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                       Three months ended
                                                            March 31,
                                                   ----------------------------
                                                        2000           1999
                                                   -----------      -----------
Resort revenues                                    $17,336,070      $16,534,084
                                                   -----------      -----------

Costs and expenses:
  Operating costs                                    9,828,374        9,439,298
  Sales and marketing                                1,060,988          920,504
  General and administrative                         1,104,203        1,052,278
  Depreciation and amortization                        492,851          376,424
  Interest                                             454,589          467,113
                                                   -----------      -----------
    Total costs and expenses                        12,941,005       12,255,617
                                                   -----------      -----------

Net income                                           4,395,065        4,278,467

Accumulated earnings at beginning of period          2,847,529        4,311,962
                                                   -----------      -----------

Accumulated earnings at end of period              $ 7,242,594      $ 8,590,429
                                                   ===========      ===========



               The accompanying Notes to Financial Statements are
                 an integral part of these financial statements

                           SADDLEBROOK RESORTS, INC.
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                     Three months ended
                                                          March 31,
                                                ------------------------------
                                                    2000              1999
                                                -----------       ------------
Operating activities:
  Net income                                    $ 4,395,065       $  4,278,467
  Non-cash items included in net income:
    Provision for doubtful accounts                  12,360             18,485
    Depreciation and amortization                   492,851            376,424
    (Gain) on sale of assets                             --             (1,274)
  Decrease (increase) in:
    Accounts receivable                          (2,125,057)          (697,397)
    Inventory and supplies                           45,483            (27,710)
    Prepaid expenses and other assets               (30,508)           (43,848)
  Increase (decrease) in:
    Accounts payable                                225,872           (304,702)
    Accrued expenses and other liabilities          316,073          1,193,428
                                                -----------       ------------
                                                  3,332,139          4,791,873
                                                -----------       ------------
Investing activities:
  Proceeds from sale of assets                           --              1,274
  Capital expenditures                           (1,113,516)          (659,708)
                                                -----------       ------------
                                                 (1,113,516)          (658,434)
                                                -----------       ------------
Financing activities:
  Payments on notes payable                        (266,582)          (242,065)
  Financing costs                                        --            (12,099)
  Advances from (to) related parties                412,973           (545,606)
                                                -----------       ------------
                                                    146,391           (799,770)
                                                -----------       ------------
Net increase in cash                              2,365,014          3,333,669
Cash at beginning of period                       5,551,280          8,604,005
                                                -----------       ------------

Cash at end of period                           $ 7,916,294       $ 11,937,674
                                                ===========       ============

Supplemental disclosure:
  Cash paid for interest                        $   473,079       $    489,898



               The accompanying Notes to Financial Statements are
                an integral part of these financial statements.

                           SADDLEBROOK RESORTS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

Note 1.  Basis of Presentation

The accompanying balance sheet for March 31, 2000, and statements of operations and cash flows for the periods ended March 31, 2000 and 1999, are unaudited but reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature.

The Registrant's business is seasonal. Therefore, the results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year.

These financial statements and related notes are presented for interim periods in accordance with the requirements of Form 10-Q and, consequently, do not include all disclosures normally provided in the Registrant's Annual Report on Form 10-K. Accordingly, these financial statements and related notes should be read in conjunction with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999.


Note 2.  Accounts Receivable
                                                     March 31,     December 31,
                                                       2000            1999
                                                  -------------   -------------
  Trade accounts receivable                        $ 5,163,480     $ 3,038,561
  Less reserve for bad debts                          (176,221)       (163,999)
                                                   -----------     -----------

                                                   $ 4,987,259     $ 2,874,562
                                                   ===========     ===========


Note 3.  Property, Buildings and Equipment
                                                     March 31,     December 31,
                                                       2000            1999
                                                   -----------     ------------
  Land and land improvements                       $ 4,412,745     $ 4,412,745
  Buildings and recreational facilities             21,417,781      21,407,692
  Machinery and equipment                           11,325,297      11,173,064
  Construction in progress                           2,079,479       1,128,285
                                                   -----------     -----------
                                                    39,235,302      38,121,786
  Less accumulated depreciation                    (13,674,666)    (13,191,760)
                                                   -----------     -----------

                                                   $25,560,636     $24,930,026
                                                   ===========     ===========

The Registrant's property, buildings and equipment are pledged as security for its debt (see Note 5).

Note 4.  Deferred Charges
                                                     March 31,     December 31,
                                                       2000            1999
                                                   ------------    ------------

  Debt issue costs                                 $   596,716     $   596,716
  Less accumulated amortization                        (69,615)        (59,670)
                                                   -----------    ------------

                                                   $   527,101     $   537,046
                                                   ===========     ===========


Note 5.  Notes Payable
                                                     March 31,    December 31,
                                                       2000           1999
                                                   -----------    ------------
  Note payable due June 30, 2013                   $24,271,444     $24,532,820
  Capital lease obligation                              89,543          94,749
                                                   -----------     -----------
                                                    24,360,987      24,627,569
  Less current portion                              (1,119,404)     (1,097,965)
                                                   -----------     -----------

                                                   $23,241,583     $23,529,604
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

                       SADDLEBROOK RENTAL POOL OPERATION
                                 BALANCE SHEETS


                               DISTRIBUTION FUND

                                                     March 31,
                                                       2000        December 31,
                                                    (Unaudited)        1999
                                                    -----------    ------------
        Assets
Receivable from Saddlebrook Resorts, Inc.           $ 2,528,328    $ 1,354,525
                                                    ===========    ===========


        Liabilities and Participants' Fund Balance
Due to participants for rental pool distribution    $ 2,063,451    $ 1,108,663
Due to maintenance escrow fund                          464,877        245,862
Participants' fund balance                                 -              -
                                                    -----------    -----------

                                                    $ 2,528,328    $ 1,354,525
                                                    ===========    ===========



                            MAINTENANCE ESCROW FUND

                                                     March 31,
                                                        2000       December 31,
                                                    (Unaudited)        1999
                                                    -----------    ------------
        Assets
Cash and cash equivalents                           $    96,421    $   353,829
Investments                                             593,804        593,804
Receivables:
  Distribution fund                                     464,877        245,862
  Interest                                               11,053          8,180
Linen inventory                                         205,790        222,188
Prepaid maintenance costs                               277,090        636,669
                                                    -----------    -----------

                                                    $ 1,649,035    $ 2,060,532
                                                    ===========    ===========


        Liabilities and Participants' Fund Balance
Accounts payable                                    $   301,825    $   340,730
Participants' fund balance                            1,347,210      1,719,802
                                                    -----------    -----------

                                                    $ 1,649,035    $ 2,060,532
                                                    ===========    ===========

                       SADDLEBROOK RENTAL POOL OPERATION
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                        Three months ended
                                                             March 31,
                                                    ---------------------------
                                                        2000           1999
                                                    ------------  -------------

Rental pool revenue                                 $ 6,206,699    $ 6,300,403
                                                    -----------    -----------

Deductions:
  Marketing expense                                     465,502        472,530
  Management expense                                    775,837        787,550
  Travel agent commissions                              308,445        285,295
  Credit card expense                                    71,468         72,697
  Bad debt expense                                         -             9,000
                                                    -----------    -----------
                                                      1,621,252      1,627,072
                                                    -----------    -----------

Net rental income                                     4,585,447      4,673,331
Less operator share of net rental income             (2,063,451)    (2,102,999)
Other revenues (expenses):
  Complimentary room revenues                            33,035         19,743
  Minor repairs and replacements                        (26,703)       (30,616)
                                                    -----------    -----------

Amount available for distribution                   $ 2,528,328    $ 2,559,459
                                                    ===========    ===========

                       SADDLEBROOK RENTAL POOL OPERATION
              STATEMENTS OF CHANGES IN PARTICIPANTS' FUND BALANCE
                                  (Unaudited)


                               DISTRIBUTION FUND
                                                       Three months ended
                                                             March 31,
                                                    ---------------------------
                                                         2000          1999
                                                    -----------    ------------
Balance at beginning of period                      $     -        $     -

Additions:
  Amount available for distribution                   2,528,328      2,559,459

Reductions:
  Amount withheld for maintenance escrow fund          (464,877)      (456,460)
  Amount accrued or paid to participants             (2,063,451)    (2,102,999)
                                                    -----------    -----------

Balance at end of period                            $     -        $     -
                                                    ===========    ===========



                              MAINTENANCE ESCROW FUND
                                                        Three months ended
                                                             March 31,
                                                    ---------------------------
                                                        2000           1999
                                                    -----------    ------------
Balance at beginning of period                      $ 1,719,802    $ 2,440,102

Additions:
  Amount withheld from distribution fund                464,877        456,460
  Unit owner payments                                    79,650         39,865
  Interest earned                                         9,406         21,208

Reductions:
  Escrow account refunds                                (24,294)      (138,307)
  Maintenance charges                                   (47,893)       (60,049)
  Unit renovations                                     (818,171)      (271,273)
  Linen replacement                                     (36,167)       (36,832)
                                                     ----------    -----------

Balance at end of period                            $ 1,347,210    $ 2,451,174
                                                    ===========    ===========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                        Liquidity and Capital Resources

The Registrant's operations are seasonal with the highest volume of sales occurring in the first quarter of each calendar year. Accordingly, the Registrant's experienced an improvement in its financial condition as of March 31, 2000 when compared with its fiscal year-end of December 31, 1999. The primary effect of this seasonal period was an increase in cash, accounts receivable and accumulated earnings.

The Registrant's loan agreement for its existing debt provides for an additional $5,000,000 from the same lender if certain financial covenants are met (see Note 5. Note Payable of the Notes to Financial Statements in Part I,
Item 1 of this Form 10-Q, which is incorporated herein by reference).

The Registrant has completed construction on a facility which expands its group function space by 18,000 square feet, at an approximate cost of $1,900,000. There were no other significant capital additions or improvements during the three months ended March 31, 2000. No major capital projects are anticipated in the remaining fiscal period. Future operating costs and planned expenditures for capital additions and improvements should be funded by the Registrant's current cash reserves, cash generated by resort operations or by additional funds, if available, from it's current lender discussed above.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

                             Results of Operations

Total revenues increased $802,000 or 5% for the first quarter of 2000 when compared with the same period in 1999. This improvement resulted from a higher average daily room rate, which offset slightly fewer occupied unit nights and numbers of guests in the resort, for the current period when compared to the same period in 1999. Anticipated occupied unit nights for the remainder of 2000 are expected to approximate the prior year's level. Projections for occupied unit nights in the year 2001 and subsequent fiscal periods are expected to remain at the resort's current volume of business.

Net income for the first quarter of 2000 increased $117,000 or 3% from the net income for the same period in 1999. This increase was a direct result of the higher revenues partially offset by expected increases in the general operating costs of the resort.

Due to the seasonal business of the Registrant, the results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for their full fiscal year.

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

The average occupancies for the quarters ended March 31, 2000 and 1999 were 64% and 66%, respectively. The average distributions of net rental income per participating condominium unit for the same periods were $4,613 and $4,654, respectively. The slight decrease in the average distribution of net rental income was primarily due to the lower occupancy for rental units, which decreased the total amount available for distribution for the current quarter when compared to the same period the prior year.

Item 6.  Exhibits and Reports on Form 8-K

  (a)  Exhibit 27 - Financial Data Schedule (for SEC use only).
  (b) The Registrant was not required to file a Form 8-K during the three months ended March 31, 2000.



                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          SADDLEBROOK RESORTS, INC.
                                          -------------------------
                                                 (Registrant)



Date:    May 12, 2000                       /s/ Donald L. Allen
      -------------------                 ----------------------------
                                                Donald L. Allen
                                          Vice President and Treasurer
                                            (Principal Financial and
                                              Accounting Officer)