Form 10-Q
period 2000-06-30
SADDLEBROOK RESORTS INC
filed 2000-08-11
CIK 313151

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q

(Mark one)
  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2000

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

                                     INDEX

                                                                           Page
PART I - FINANCIAL INFORMATION

     Item 1. Financial Statements

        Saddlebrook Resorts, Inc.
           Balance Sheets at June 30, 2000 and December 31, 1999             3
           Statements of Operations for the three months and six
             months ended June 30, 2000 and 1999                             4
           Statements of Cash Flows for the six months ended
             June 30, 2000 and 1999                                          5
           Notes to Financial Statements                                     6

        Saddlebrook Rental Pool Operation
           Balance Sheets at June 30, 2000 and December 31, 1999             8
           Statements of Operations for the three months and six
             months ended June 30, 2000 and 1999                             9
           Statements of Changes in Participants' Fund Balance for
             the six months ended June 30, 2000 and 1999                    10

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        Saddlebrook Resorts, Inc.                                           11
        Saddlebrook Rental Pool Operation                                   12


PART II - OTHER INFORMATION

     Item 6. Exhibits and Reports on Form 8-K                               12

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
                           SADDLEBROOK RESORTS, INC.
                                 BALANCE SHEETS

                                                      June 30,
                                                        2000        December 31,
                                                     (Unaudited)        1999
                                                    ------------    ------------
        Assets
Current assets:
  Cash and cash equivalents                         $ 8,946,967     $ 5,551,280
  Escrowed cash                                         642,490         372,104
  Short-term escrowed investments                        99,932         195,251
  Accounts receivable, net                            2,623,275       2,874,562
  Due from related parties                              707,129         531,179
  Inventory and supplies                              1,746,294       1,832,538
  Prepaid expenses and other assets                     422,308         550,830
                                                    -----------     -----------
    Total current assets                             15,188,395      11,907,744
Long-term escrowed investments                          398,553         398,553
Property, buildings and equipment, net               25,397,964      24,930,026
Deferred charges, net                                   517,156         537,046
                                                    -----------     -----------
                                                    $41,502,068     $37,773,369
                                                    ===========     ===========
        Liabilities and Shareholder's Equity
Current liabilities:
  Current portion of notes payable                  $ 1,141,262     $ 1,097,965
  Escrowed deposits                                   1,140,975         965,908
  Accounts payable                                      979,478       1,515,163
  Accrued rental distribution                         1,643,989       1,431,301
  Accrued payroll and related expenses                1,004,264         770,608
  Guest deposits                                      1,668,520       1,909,517
  Accrued expenses and other liabilities              1,042,211       2,151,329
  Due to related parties                                532,542         441,318
                                                    -----------     -----------
    Total current liabilities                         9,153,241      10,283,109
Notes payable due after one year                     22,947,939      23,529,604
                                                    -----------     -----------
    Total liabilities                                32,101,180      33,812,713
                                                    -----------     -----------
Shareholder's equity:
  Common stock, $1.00 par value, 100,000 shares
   authorized and outstanding                           100,000         100,000
  Additional paid-in capital                          1,013,127       1,013,127
  Accumulated earnings                                8,287,761       2,847,529
                                                    -----------     -----------
    Total shareholder's equity                        9,400,888       3,960,656
                                                    -----------     -----------
                                                    $41,502,068     $37,773,369
                                                    ===========     ===========


               The accompanying Notes to Financial Statements are
                 an integral part of these financial statements

                           SADDLEBROOK RESORTS, INC.
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                  Three months ended         Six months ended
                                       June 30,                  June 30,
                               ------------------------  ------------------------
                                   2000         1999         2000         1999
                               -----------  -----------  -----------  -----------

Revenues                       $12,408,267  $12,514,675  $29,744,337  $29,048,759
                               -----------  -----------  -----------  -----------

Costs and expenses:
  Operating costs                8,282,467    8,255,715   18,110,841   17,695,013
  Sales and marketing              907,877      928,261    1,968,865    1,848,765
  General and administrative     1,171,315    1,183,978    2,275,518    2,236,256
  Depreciation and amortization    524,264      380,904    1,017,115      757,328
  Interest                         477,177      457,747      931,766      924,860
                               -----------  -----------  -----------  -----------
    Total costs and expenses    11,363,100   11,206,605   24,304,105   23,462,222
                               -----------  -----------  -----------  -----------

Net income                       1,045,167    1,308,070    5,440,232    5,586,537

Accumulated earnings at
 beginning of period             7,242,594    8,590,429    2,847,529    4,311,962
                               -----------  -----------  -----------  -----------

Accumulated earnings at
 end of period                 $ 8,287,761  $ 9,898,499  $ 8,287,761  $ 9,898,499
                               ===========  ===========  ===========  ===========


               The accompanying Notes to Financial Statements are
                 an integral part of these financial statements

                           SADDLEBROOK RESORTS, INC.
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                            Six months ended
                                                                June 30,
                                                       --------------------------
                                                           2000           1999
                                                       -----------    -----------
Operating activities:
  Net income                                           $ 5,440,232    $ 5,586,537
  Non-cash items included in net income:
    Provision for doubtful accounts                         24,720         36,785
    Depreciation and amortization                        1,017,115        757,328
    Loss (gain) on sale of assets                           (2,132)        (1,624)
  Decrease (increase) in:
    Accounts receivable                                    226,567        142,052
    Inventory and supplies                                  86,244         33,758
    Prepaid expenses and other assets                      128,522       (114,980)
  Increase (decrease) in:
    Accounts payable                                      (535,685)      (445,362)
    Accrued expenses and other liabilities                (904,454)      (242,782)
                                                       -----------    -----------
                                                         5,481,129      5,751,712
                                                       -----------    -----------
Investing activities:
  Proceeds from sale of assets                               9,000          1,624
  Capital expenditures                                  (1,471,348)    (1,217,813)
                                                       -----------    -----------
                                                        (1,462,348)    (1,216,189)
                                                       -----------    -----------
Financing activities:
  Payments on notes payable                               (538,368)      (487,266)
  Financing costs                                            -            (15,438)
  Advances from (to) related parties                       (84,726)    (3,325,441)
                                                       -----------    -----------
                                                          (623,094)    (3,828,145)
                                                       -----------    -----------
Net increase in cash                                     3,395,687        707,378
Cash at beginning of period                              5,551,280      8,604,005
                                                       -----------    -----------

Cash at end of period                                  $ 8,946,967    $ 9,311,383
                                                       ===========    ===========

Supplemental disclosure:
  Cash paid for interest                               $   940,955    $   975,106


         The accompanying Notes to Financial Statements are an integral part of these financial statements.

                           SADDLEBROOK RESORTS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

Note 1.  Basis of Presentation

The accompanying balance sheet for June 30, 2000, and statements of operations and cash flows for the periods ended June 30, 2000 and 1999, are unaudited but reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature.

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


Note 2.  Accounts Receivable
                                                      June 30,      December 31,
                                                        2000            1999
                                                   ------------    ------------
  Trade accounts receivable                        $  2,811,811    $  3,038,561
  Less reserve for bad debts                           (188,536)       (163,999)
                                                   ------------    ------------

                                                   $  2,623,275    $  2,874,562
                                                   ============    ============


Note 3.  Property, Buildings and Equipment
                                                      June 30,      December 31,
                                                        2000            1999
                                                   ------------    -------------
  Land and land improvements                       $  4,412,745    $  4,412,745
  Buildings and recreational facilities              21,585,394      21,407,692
  Machinery and equipment                            11,394,632      11,173,064
  Construction in progress                            2,189,875       1,128,285
                                                   ------------    ------------
                                                     39,582,646      38,121,786
  Less accumulated depreciation                     (14,184,682)    (13,191,760)
                                                   ------------    ------------

                                                   $ 25,397,964    $ 24,930,026
                                                   ============    ============

The Registrant's property, buildings and equipment are pledged as security for its debt (see Note 5).

Note 4.  Deferred Charges
                                                      June 30,      December 31,
                                                        2000            1999
                                                    -----------     -----------
  Debt issue costs                                  $   596,716     $   596,716
  Less accumulated amortization                         (79,560)        (59,670)
                                                    -----------     -----------

                                                    $   517,156     $   537,046
                                                    ===========     ===========


Note 5. Notes Payable
                                                      June 30,      December 31,
                                                        2000            1999
                                                    ------------    ------------
  Note payable due June 30, 2013                    $24,005,004     $24,532,820
  Capital lease obligation                               84,197          94,749
                                                    -----------     -----------
                                                     24,089,201      24,627,569
  Less current portion                               (1,141,262)     (1,097,965)
                                                    -----------     -----------

                                                    $22,947,939     $23,529,604
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

                       SADDLEBROOK RENTAL POOL OPERATION
                                 BALANCE SHEETS


                               DISTRIBUTION FUND

                                                        June 30,
                                                          2000        December 31,
                                                       (Unaudited)        1999
                                                      ------------    ------------
        Assets
Receivable from Saddlebrook Resorts, Inc.             $ 1,579,447     $ 1,354,525
                                                      ===========     ===========

        Liabilities and Participants' Fund Balance
Due to participants for rental pool distribution      $ 1,302,450     $ 1,108,663
Due to maintenance escrow fund                            276,997         245,862
Participants' fund balance                                   -               -
                                                      -----------     -----------

                                                      $ 1,579,447     $ 1,354,525
                                                      ===========     ===========



                               MAINTENANCE ESCROW FUND


                                                        June 30,
                                                          2000        December 31,
                                                       (Unaudited)        1999
                                                      ------------    ------------
        Assets
Cash and cash equivalents                             $   630,940     $   353,829
Investments                                               498,485         593,804
Receivables:
  Distribution fund                                       276,997         245,862
  Interest                                                  7,354           8,180
Linen inventory                                           215,313         222,188
Prepaid maintenance costs                                 675,823         636,669
                                                      -----------     -----------

                                                      $ 2,304,912     $ 2,060,532
                                                      ===========     ===========


        Liabilities and Participants' Fund Balance
Accounts payable                                      $    84,391     $   340,730
Participants' fund balance                              2,220,521       1,719,802
                                                      -----------     -----------

                                                      $ 2,304,912     $ 2,060,532
                                                      ===========     ===========


                       SADDLEBROOK RENTAL POOL OPERATION
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                     Three months ended         Six months ended
                                          June 30,                  June 30,
                                  ------------------------  ------------------------
                                      2000         1999         2000         1999
                                  -----------  -----------  -----------  -----------

Rental pool revenues              $ 3,898,902  $ 3,966,174  $10,105,601  $10,266,577
                                  -----------  -----------  -----------  -----------

Deductions:
  Marketing expense                   292,418      297,463      757,920      769,993
  Management expense                  487,363      495,772    1,263,200    1,283,322
  Travel agent commissions            169,304      231,460      477,749      516,755
  Credit card expense                  55,484       50,804      126,952      123,501
  Bad debt expense                       -           9,000         -          18,000
                                  -----------  -----------  -----------  -----------
                                    1,004,569    1,084,499    2,625,821    2,711,571
                                  -----------  -----------  -----------  -----------

Net rental income                   2,894,333    2,881,675    7,479,780    7,555,006
Less operator share of net
 rental income                     (1,302,450)  (1,296,754)  (3,365,901)  (3,399,753)
Other revenues (expenses):
  Complimentary room revenues          22,182       22,143       55,217       41,886
  Minor repairs and replacements      (34,618)     (34,149)     (61,321)     (64,765)
                                   ----------   ----------   ----------   ----------

Amount available for
 distribution                     $ 1,579,447  $ 1,572,915  $ 4,107,775  $ 4,132,374
                                  ===========  ===========  ===========  ===========


                       SADDLEBROOK RENTAL POOL OPERATION
              STATEMENTS OF CHANGES IN PARTICIPANTS' FUND BALANCE
                                  (Unaudited)


                               DISTRIBUTION FUND
                                                          Six months ended
                                                              June 30,
                                                     ---------------------------
                                                         2000           1999
                                                     ------------   ------------
Balance at beginning of period                       $        --    $        --

Additions:
  Amount available for distribution                    4,107,775      4,132,374

Reductions:
  Amount withheld for maintenance escrow fund           (741,874)      (732,621)
  Amount accrued or paid to participants              (3,365,901)    (3,399,753)
                                                      ----------     ----------

Balance at end of period                             $        --    $        --
                                                     ===========    ===========



                              MAINTENANCE ESCROW FUND
                                                          Six months ended
                                                              June 30,
                                                     --------------------------
                                                         2000           1999
                                                     -----------    -----------
Balance at beginning of period                       $ 1,719,802    $ 2,440,102

Additions:
  Amount withheld from distribution fund                 741,874        732,621
  Unit owner payments                                    806,234         83,811
  Interest earned                                         24,193         42,427

Reductions:
  Escrow account refunds                                 (49,242)      (171,244)
  Maintenance charges                                   (130,752)      (108,980)
  Unit renovations                                      (828,662)    (1,076,287)
  Linen replacement                                      (62,926)       (66,471)
                                                      ----------     ----------

Balance at end of period                             $ 2,220,521    $ 1,875,979
                                                     ===========    ===========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                        Liquidity and Capital Resources

The Registrant's operations are seasonal with the highest volume of sales occurring in the first quarter of each calendar year. The second quarter has, historically, had marginal financial performance. Accordingly, the Registrant's experienced an improvement in its financial condition as of June 30, 2000 when compared with its fiscal year-end of December 31, 1999. The primary effect of this seasonal period was an increase in cash and accumulated earnings.

The Registrant's loan agreement for its existing debt provides for an additional $5,000,000 from the same lender if certain financial covenants are met (see Note 5. Note Payable of the Notes to Financial Statements in Part I,
Item 1 of this Form 10-Q, which is incorporated herein by reference).

The Registrant has completed construction on a facility which expands its group function space by 18,000 square feet, at an approximate cost of $1,900,000. There were no other significant capital additions or improvements during the six months ended June 30, 2000. No major capital projects are anticipated in the remaining fiscal period. Future operating costs and planned expenditures for capital additions and improvements should be funded by the Registrant's current cash reserves, cash generated by resort operations or by additional funds, if available, from it's current lender discussed above.


                             Results of Operations

Total revenues decreased $106,000, or less than 1%, for the second quarter of 2000 when compared with the same period in 1999. Total revenues increased $696,000, or 2%, for the first six months of 2000 when compared with the same period in 1999. These marginal financial results were caused by a higher average daily room rate, which offset fewer occupied unit nights and numbers of guests in the resort, for the current periods when compared to the same periods in 1999. Anticipated occupied unit nights for the remainder of 2000 are expected to approximate the prior year's level. Projections for occupied unit nights in the year 2001 and subsequent fiscal periods are expected to remain at the resort's current volume of business.

Net income for the second quarter of 2000 decreased $263,000 or 20% from the net income for the same period in 1999. Net income for the first six months of 2000 decreased $146,000 or 3% from the net income for the same period in 1999. These decreases were a result of higher depreciation and expected increases in the general operating costs of the resort.

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

The average occupancies for the quarters ended June 30, 2000 and 1999 were 56% and 58%, respectively. The average distributions of net rental income per participating condominium unit for the same periods were $2,892 and $2,860, respectively. The slight increase in the average distribution of net rental income was primarily due to reduced travel agent fees and provision for bad debts, which increased the total amount available for distribution for the current quarter when compared to the same period the prior year.


Item 6.  Exhibits and Reports on Form 8-K

  (a)    Exhibit 27 - Financial Data Schedule (for SEC use only).
  (b) The Registrant was not required to file a Form 8-K during the six months ended June 30, 2000.



                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                 SADDLEBROOK RESORTS, INC.
                                                 -------------------------
                                                        (Registrant)



Date:    August 11, 2000                           /s/ Donald L. Allen
      ---------------------                     ----------------------------
                                                       Donald L. Allen
                                                Vice President and Treasurer
                                                   (Principal Financial and
                                                     Accounting Officer)