Form 10-Q
period 2000-09-30
SADDLEBROOK RESORTS INC
filed 2000-11-14
CIK 313151

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-Q


(Mark one)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2000

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from ________ to ________


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

                                     INDEX


                                                                           Page
PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements

        Saddlebrook Resorts, Inc.
           Balance Sheets at September 30, 2000 and December 31, 1999        3
           Statements of Operations for the three months and nine
             months ended September 30, 2000 and 1999                        4
           Statements of Cash Flows for the nine months ended
             September 30, 2000 and 1999                                     5
           Notes to Financial Statements                                     6

        Saddlebrook Rental Pool Operation
           Balance Sheets at September 30, 2000 and December 31, 1999        8
           Statements of Operations for the three months and nine
             months ended September 30, 2000 and 1999                        9
           Statements of Changes in Participants' Fund Balance for
             the nine months ended September 30, 2000 and 1999              10

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        Saddlebrook Resorts, Inc.                                           11
        Saddlebrook Rental Pool Operation                                   12


PART II - OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K                              12

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

                           SADDLEBROOK RESORTS, INC.
                                 BALANCE SHEETS


                                                  September 30,
                                                       2000       December 31,
                                                   (Unaudited)        1999
                                                   -----------    -----------
        Assets
Current assets:
  Cash and cash equivalents                        $ 8,590,915    $ 5,551,280
  Escrowed cash                                        251,257        372,104
  Short-term escrowed investments                      395,164        195,251
  Accounts receivable, net                           2,912,748      2,874,562
  Due from related parties                             310,176        531,179
  Inventory and supplies                             1,806,212      1,832,538
  Prepaid expenses and other assets                    367,683        550,830
                                                   -----------    -----------
    Total current assets                            14,634,155     11,907,744
Long-term escrowed investments                         298,826        398,553
Property, buildings and equipment, net              25,101,645     24,930,026
Deferred charges, net                                  507,211        537,046
                                                   -----------    -----------
                                                   $40,541,837    $37,773,369
                                                   ===========    ===========
        Liabilities and Shareholder's Equity
Current liabilities:
  Current portion of notes payable                 $ 1,163,548    $ 1,097,965
  Escrowed deposits                                    945,247        965,908
  Accounts payable                                     946,144      1,515,163
  Accrued rental distribution                          929,986      1,431,301
  Accrued payroll and related expenses               1,471,785        770,608
  Guest deposits                                     2,093,640      1,909,517
  Accrued expenses and other liabilities             1,186,011      2,151,329
  Due to related parties                               604,371        441,318
                                                   -----------    -----------
    Total current liabilities                        9,340,732     10,283,109
Notes payable due after one year                    22,648,560     23,529,604
                                                   -----------    -----------
    Total liabilities                               31,989,292     33,812,713
                                                   -----------    -----------
Shareholder's equity:
  Common stock, $1.00 par value, 100,000 shares
   authorized and outstanding                          100,000        100,000
  Additional paid-in capital                         1,013,127      1,013,127
  Accumulated earnings                               7,439,418      2,847,529
                                                   -----------    -----------
    Total shareholder's equity                       8,552,545      3,960,656
                                                   -----------    -----------
                                                   $40,541,837    $37,773,369
                                                   ===========    ===========


               The accompanying Notes to Financial Statements are
                 an integral part of these financial statements

                           SADDLEBROOK RESORTS, INC.
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)



                                     Three months ended          Nine months ended
                                        September 30,              September 30,
                                 -------------------------   -------------------------
                                     2000          1999         2000          1999
                                 -----------   -----------   -----------  ------------

Revenues                         $ 8,139,377   $ 7,343,017   $37,883,714  $ 36,391,776
                                 -----------   -----------   -----------  ------------

Costs and expenses:
  Operating costs                  6,287,219     6,503,263    24,398,060    24,198,276
  Sales and marketing                664,671       829,549     2,633,536     2,678,314
  General and administrative       1,075,786     1,179,345     3,351,304     3,415,601
  Depreciation and amortization      494,964       385,136     1,512,079     1,142,464
  Interest                           465,079       449,323     1,396,845     1,374,183
                                 -----------   -----------   -----------  ------------
    Total costs and expenses       8,987,719     9,346,616    33,291,824    32,808,838
                                 -----------   -----------   -----------  ------------

Net income                          (848,342)   (2,003,599)    4,591,890     3,582,938

Distribution to shareholder               --    (3,700,000)           --    (3,700,000)

Accumulated earnings at
 beginning of period               8,287,761     9,898,499     2,847,529     4,311,962
                                 -----------   -----------   -----------  ------------

Accumulated earnings at
 end of period                   $ 7,439,419   $ 4,194,900   $ 7,439,419  $  4,194,900
                                 ===========   ===========   ===========  ============



               The accompanying Notes to Financial Statements are
                 an integral part of these financial statements

                           SADDLEBROOK RESORTS, INC.
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                        Nine months ended
                                                           September 30,
                                                   ---------------------------
                                                       2000            1999
                                                   -----------     -----------
Operating activities:
  Net income                                       $ 4,591,890     $ 3,582,938
  Non-cash items included in net income:
    Provision for doubtful accounts                     37,080          55,085
    Depreciation and amortization                    1,512,079       1,142,464
    Loss (gain) on sale of assets                       (2,132)          1,188
  Decrease (increase) in:
    Accounts receivable                                (75,266)      2,570,061
    Inventory and supplies                              26,326        (150,686)
    Prepaid expenses and other assets                  183,147         (50,927)
  Increase (decrease) in:
    Accounts payable                                  (569,019)       (545,976)
    Accrued expenses and other liabilities            (581,335)     (1,024,756)
                                                   -----------     -----------
                                                     5,122,770       5,579,391
                                                   -----------     -----------
Investing activities:
  Proceeds from sale of assets                           9,000           1,624
  Capital expenditures                              (1,660,730)     (2,602,794)
                                                   -----------     -----------
                                                    (1,651,730)     (2,601,170)
                                                   -----------     -----------
Financing activities:
  Payments on notes payable                           (815,461)       (784,355)
  Financing costs                                           --         (15,438)
  Advances from (to) related parties                   384,056        (137,685)
  Distribution to shareholder                               --      (3,700,000)
                                                   -----------     -----------
                                                      (431,405)     (4,593,478)
                                                   -----------     -----------
Net increase in cash                                 3,039,635      (1,615,257)
Cash at beginning of period                          5,551,280       8,604,005
                                                   -----------     -----------

Cash at end of period                              $ 8,590,915     $ 6,988,748
                                                   ===========     ===========

Supplemental disclosure:
  Cash paid for interest                           $ 1,403,524     $ 1,455,534



         The accompanying Notes to Financial Statements are an integral part of these financial statements.

                           SADDLEBROOK RESORTS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

Note 1. Basis of Presentation

The accompanying balance sheet for September 30, 2000, and statements of operations and cash flows for the periods ended September 30, 2000 and 1999, are unaudited but reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature.

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


Note 2.  Accounts Receivable
                                                September 30,     December 31,
                                                    2000              1999
                                                ------------      ------------

Trade accounts receivable                       $  3,102,694      $  3,038,561
Less reserve for bad debts                          (189,946)         (163,999)
                                                ------------      ------------

                                                $  2,912,748      $  2,874,562
                                                ============      ============



Note 3.  Property, Buildings and Equipment
                                                September 30,    December 31,
                                                    2000             1999
                                                ------------      ------------

Land and land improvements                      $  4,412,745      $  4,412,745
Buildings and recreational facilities             21,622,893        21,407,692
Machinery and equipment                           11,507,070        11,173,064
Construction in progress                           2,229,319         1,128,285
                                                ------------      ------------
                                                  39,772,027        38,121,786
Less accumulated depreciation                    (14,670,382)      (13,191,760)
                                                ------------      ------------

                                                $ 25,101,645      $ 24,930,026
                                                ============      ============


The Registrant's property, buildings and equipment are pledged as security for its debt (see Note 5).

Note 4. Deferred Charges
                                              September 30,       December 31,
                                                   2000               1999
                                              ------------        ------------

Debt issue costs                              $    596,716        $    596,716
Less accumulated amortization                      (89,505)            (59,670)
                                              ------------        ------------

                                              $    507,211        $    537,046
                                              ============        ============



Note 5. Notes Payable
                                              September 30,       December 31,
                                                   2000               1999
                                              ------------        ------------

Note payable due June 30, 2013                $ 23,733,402        $ 24,532,820
Capital lease obligation                            78,706              94,749
                                              ------------        ------------
                                                23,812,108          24,627,569
Less current portion                            (1,163,548)         (1,097,965)
                                              ------------        ------------

                                              $ 22,648,560        $ 23,529,604
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

                       SADDLEBROOK RENTAL POOL OPERATION
                                 BALANCE SHEETS


                               DISTRIBUTION FUND

                                                     September 30,
                                                          2000      December 31,
                                                      (Unaudited)       1999
                                                       ----------    ----------
        Assets
Receivable from Saddlebrook Resorts, Inc.              $  959,717    $1,354,525
                                                       ==========    ==========

        Liabilities and Participants' Fund Balance
Due to participants for rental pool distribution       $  788,042    $1,108,663
Due to maintenance escrow fund                            171,675       245,862
Participants' fund balance                                   -             -
                                                       ----------    ----------

                                                       $  959,717    $1,354,525
                                                       ==========    ==========




                            MAINTENANCE ESCROW FUND

                                                     September 30,
                                                          2000      December 31,
                                                      (Unaudited)       1999
                                                       ----------    ----------
        Assets
Cash and cash equivalents                              $  236,207    $  353,829
Investments                                               693,990       593,804
Receivables:
  Distribution fund                                       171,675       245,862
  Interest                                                 16,086         8,180
Linen inventory                                           237,033       222,188
Prepaid maintenance costs                               1,220,689       636,669
                                                       ----------    ----------

                                                       $2,575,680    $2,060,532
                                                       ==========    ==========


        Liabilities and Participants' Fund Balance
Accounts payable                                       $  134,841    $  340,730
Participants' fund balance                              2,440,839     1,719,802
                                                       ----------    ----------

                                                       $2,575,680    $2,060,532
                                                       ==========    ==========

                       SADDLEBROOK RENTAL POOL OPERATION
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                      Three months ended            Nine months ended
                                         September 30,                September 30,
                                  -----------   -----------   ------------   ------------
                                     2000          1999          2000            1999
                                  -----------   -----------   ------------   ------------

Rental pool revenues              $ 2,398,744   $ 2,035,454   $ 12,504,345   $ 12,302,031
                                  -----------   -----------   ------------   ------------

Deductions:
  Marketing expense                   179,906       152,659        937,826        922,652
  Management expense                  299,843       254,432      1,563,043      1,537,754
  Travel agent commissions            124,719       139,225        602,468        655,980
  Credit card expense                  43,071        31,423        170,023        154,924
  Bad debt expense                       -            9,000           -            27,000
                                  -----------   -----------   ------------   ------------
                                      647,539       586,739      3,273,360      3,298,310
                                  -----------   -----------   ------------   ------------

Net rental income                   1,751,205     1,448,715      9,230,985      9,003,721
Less operator share of net
 rental income                       (788,042)     (651,922)    (4,153,943)    (4,051,675)
Other revenues (expenses):
  Complimentary room revenues          20,833        24,661         76,050         66,547
  Minor repairs and replacements      (24,279)      (30,350)       (85,600)       (95,115)
                                  -----------   -----------   ------------   ------------

Amount available for
 distribution                     $   959,717   $   791,104   $  5,067,492   $  4,923,478
                                  ===========   ===========   ============   ============

                          SADDLEBROOK RENTAL POOL OPERATION
                 STATEMENTS OF CHANGES IN PARTICIPANTS' FUND BALANCE
                                    (Unaudited)


                                  DISTRIBUTION FUND

                                                        Nine months ended
                                                          September 30,
                                                   ---------------------------
                                                       2000            1999
                                                   -----------     -----------

Balance at beginning of period                     $      -        $      -

Additions:
  Amount available for distribution                  5,067,492       4,923,478

Reductions:
  Amount withheld for maintenance escrow fund         (913,549)       (871,803)
  Amount accrued or paid to participants            (4,153,943)     (4,051,675)
                                                   -----------     -----------

Balance at end of period                           $      -        $      -
                                                   ===========     ===========



                              MAINTENANCE ESCROW FUND
                                                        Nine months ended
                                                          September 30,
                                                   ---------------------------
                                                       2000            1999
                                                   -----------     -----------

Balance at beginning of period                     $ 1,719,802     $ 2,440,102

Additions:
  Amount withheld from distribution fund               913,549         871,803
  Unit owner payments                                  977,731         147,038
  Interest earned                                       36,382          60,343

Reductions:
  Escrow account refunds                               (79,474)       (190,940)
  Maintenance charges                                 (183,439)       (167,243)
  Unit renovations                                    (873,896)     (1,093,943)
  Linen replacement                                    (69,816)        (86,630)
                                                   -----------     -----------

Balance at end of period                           $ 2,440,839     $ 1,980,530
                                                   ===========     ===========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                        Liquidity and Capital Resources

The Registrant's operations are seasonal with the highest volume of sales occurring in the first quarter of each calendar year. The third quarter has historically produced the lowest volume of sales. Consequently, the Registrant's financial condition declined slightly during the third quarter of 2000. However, due to the earlier seasonal period, the Registrant's financial condition at September 30, 2000 is improved when compared with its fiscal year-end of December 31, 1999. The primary effect of this seasonal period was an increase in cash and accumulated earnings.

The Registrant's loan agreement for its existing debt provides for an additional $5,000,000 from the same lender if the Registrant remains in compliance with certain financial covenants (see Note 5. Notes Payable of the Notes to Financial Statements in Part I, Item 1 of this Form 10-Q, which is incorporated herein by reference).

The Registrant has completed construction on a facility which expands its group function space by 18,000 square feet, at an approximate cost of $1,900,000. There were no other significant capital additions or improvements during the nine months ended September 30, 2000. No major capital projects are anticipated in the remaining fiscal period. Future operating costs and planned expenditures for capital additions and improvements should be funded by the Registrant's current cash reserves, cash generated by resort operations or by additional funds, if available, from it's current lender discussed above.


                             Results of Operations

Total revenues increased $796,000, or 11%, for the third quarter of 2000 when compared with the same period in 1999. Total revenues increased $1,492,000, or 4%, for the first nine months of 2000 when compared with the same period in 1999. These improvements were caused by higher average daily room rates, which offset slightly fewer occupied unit nights and number of guests in the resort, for the current periods when compared to the same periods in 1999. Anticipated occupied unit nights for the remainder of 2000 are expected to approximate the prior year's level. Projections for occupied unit nights in the year 2001 and subsequent fiscal periods are expected to remain at the resort's current volume of business.

A net loss for the third quarter of 2000 decreased $1,155,000 or 58% from the net loss for the same period in 1999. The net income for the first nine months of 2000 increased $1,009,000 or 28% from the net income for the same period in 1999. These improvements were a direct result of the higher revenues along with general cost control measures, which were offset by slightly increased depreciation of recent fixed asset additions.

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

The average occupancies for the quarters ended September 30, 2000 and 1999 were 40% and 41%, respectively. The average distributions of net rental income per participating condominium unit for the same periods were $1,757 and $1,436, respectively. The increase in the average distribution of net rental income was primarily due to increased rental pool revenues combined with reduced travel agent fees and provision for bad debts, which increased the total amount available for distribution for the current quarter when compared to the same period the prior year.


Item 6.  Exhibits and Reports on Form 8-K

  (a)    Exhibit 27 - Financial Data Schedule (for SEC use only).
  (b) The Registrant was not required to file a Form 8-K during the nine months ended September 30, 2000.



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



Date:  November 14, 2000                           /s/ Donald L. Allen
      -------------------                       ----------------------------
                                                       Donald L. Allen
                                                Vice President and Treasurer
                                                   (Principal Financial and
                                                     Accounting Officer)