Form 10-K
period 2000-12-31
SADDLEBROOK RESORTS INC
filed 2001-04-02
CIK 313151

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-K

(Mark one)
  [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
        For the fiscal period ended December 31, 2000

                                         OR

  [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934


        For the transition period from           to
                                      ---------    ---------


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

At December 31, 2000, there were approximately 830 persons employed by the Registrant. Management's relationship with employees is excellent and there are no collective bargaining agreements.

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

Property improvements for the resort consist of condominium units which were sold or are for sale to outside parties of which there were 546 rental units participating in a rental pooling program at December 31, 2000 (see Exhibit 28
- Interest Being Registered of this Form 10-K, which is incorporated herein by reference).

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

In addition to condominium units, resort facilities owned by the Registrant and its affiliates include a 135,000 square foot convention facility with approximately 78,000 square feet of meeting space, two 18-hole golf courses, 45 tennis courts, a luxury health spa, a fitness center, three swimming pools, three restaurants, shops and other facilities necessary for the operation of a resort.

Item 3.  Legal Proceedings

The Registrant is involved in litigation in the ordinary course of business. In the opinion of management, these matters are adequately covered by insurance or indemnification from other third parties. The effect, if any, of these claims is, in management's opinion, immaterial to the Registrant's financial condition and results of operations.

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

Item 6.  Selected Financial Data


                                              Year ended December 31,
                      -----------------------------------------------------------------------
                          2000           1999          1998            1997          1996
                      -----------    -----------    -----------    -----------    -----------

Operating revenues    $50,391,000    $47,306,000    $48,395,000    $41,753,000    $37,309,000

Net income before
 taxes                  4,203,000      2,336,000      5,675,000      3,133,000      1,740,000

Total assets           40,940,000     37,773,000     40,956,000     32,707,000     29,519,000

Notes payable          23,530,000     24,628,000     25,530,000     18,687,000     19,567,000

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

                        Liquidity and Capital Resources

The Registrant obtained financing from a third-party lender in June 1998, which replaced its prior debt. The financing has a fixed annual interest rate of 7.7%, monthly principal and interest payments of approximately $244,000 and matures on June 30, 2013. The Registrant may obtain additional financing from the same lender of $5,000,000 provided certain financial covenants are met (see
Note 7 Notes Payable of the Notes to Financial Statements in Item 8 of this Form 10-K, which is incorporated herein by reference).

Construction of Saddlebrook Resort was substantially complete as of December 1982. During the fiscal period ended December 31, 1999, the Registrant commenced construction on a new facility which expands its group function space by 18,000 square feet. This structure, named the Grand Pavilion, was completed in the spring of 2000 at a cost of approximately $2,060,000. During the fiscal period ended December 31, 1998, the Registrant completed several capital projects for an aggregate cost of approximately $2,187,000. However, no individual project had a cost in excess of $1,000,000. There were no other major capital additions or improvements during the fiscal years ended December 31, 2000, 1999 and 1998.

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

Management is not aware of any environmental matters that are currently present.

The Registrant's operations are not considered to be dependent on any individual or small group of customers, the loss of whom would have a material adverse effect.

There are no adverse purchase or other commitments outstanding as of December 31, 2000.

                             Results of Operations

Revenues for the fiscal years ended December 31, 2000, 1999 and 1998 were comprised of the following areas of operation:

                                              Year ended December 31,
                                            --------------------------
                                            2000       1999       1998
                                            ----       ----       ----

         Hotel revenues                      49%        49%        48%

         Merchandise sales                   37         37         37

         Club fees                           13         13         13

         Other income                         1          1          2
                                            ---        ---        ---
                                            100%       100%       100%
                                            ===        ===        ===

Total revenues increased $3,085,000 or 7% for the fiscal year ended December 31, 2000 when compared with the previous year. This improvement was the result of increases in occupied unit nights and the average daily rate at the resort for the current year when compared to the prior year. Total revenues decreased $1,089,000 or 2% for the fiscal year ended December 31, 1999 when compared with its previous year. This decrease resulted from slightly fewer occupied unit nights in the resort, partially offset by a higher average daily room rate, for that fiscal period when compared to its prior period. Projections for occupied unit nights and revenues for the year 2001 and subsequent fiscal periods are expected to remain at the resort's current volume of business.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


Net income increased $1,867,000 or 80% for the fiscal year ended December 31, 2000 when compared with the previous year. This improvement was a direct result of the increased revenues which were offset by expected increases in general costs of operation. The net income for the fiscal year ended December 31, 1999 decreased $3,339,000 or 59% when compared with its previous year. This decrease is a result of lower revenues and expected increases in general costs of operation.

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

In management's estimation, the effects of inflation and changing prices on the Registrant's results of operations were negligible in 2000, 1999 and 1998.

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

The average occupancies for the Rental Pool for fiscal 2000, 1999 and 1998 were 53%, 52% and 57%, respectively. The average distributions of Net Rental Income per participating rental unit for fiscal 2000, 1999 and 1998 were $12,122, $11,394 and $12,106, respectively.

Item 8.  Financial Statements and Supplementary Data

The financial statements, including the Reports of Independent Certified Public Accountants, for Saddlebrook Resorts, Inc. are included on pages 11 to 21 and for Saddlebrook Rental Pool Operation on pages 22 to 26. An index to the financial statements is on page 10.

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

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

The Directors and Executive Officers of the Registrant are as follows:

     Name                  Position                    Background

Thomas L. Dempsey     Chairman of the Board,    Chairman of the Board, Penton
Age 74                and Chief Executive       Publishing, Inc., Cleveland, OH,
29822 Fairway Dr.     Officer                   Vice President and Director,
Wesley Chapel, FL                               Pittway Corp., Northbrook, IL

Eleanor Dempsey       Vice Chairman of the      Wife of Thomas Dempsey
29822 Fairway Dr.     Board
Wesley Chapel, FL

Richard Boehning      Director and President    General Manager, Doral Hotel
Age 66                                          and Country Club, Miami, FL
5017 Pinelake Rd.
Wesley Chapel, FL

Gregory R. Riehle     Director, Vice President  Son-in-law of Thomas Dempsey,
Age 44                and Secretary             Attorney, Shumaker, Loop &
30338 Laurelwood Ln.                            Kendrick, Tampa, FL
Wesley Chapel, FL

Maureen Dempsey       Director, Vice President  Daughter of Thomas Dempsey,
Age 42                and Assistant Secretary   President, Saddlebrook
29812 Fairway Dr.                               International Tennis, Inc.
Wesley Chapel, FL

Diane L. Riehle       Director, Vice President  Daughter of Thomas Dempsey,
Age 40                and Assistant Secretary   Regional Sales Manager,
30338 Laurelwood Ln.                            Saddlebrook Resorts, Inc.
Wesley Chapel, FL

Donald L. Allen       Vice President and        Controller, Kiawah Island,
Age 61                Treasurer                 Charleston, SC
1314 Foxwood Dr.
Lutz, FL

Robert A. Shaw        Assistant Treasurer and   Controller, Gulf Shores
Age 44                Corporate Controller      Plantation, Gulf Shores, AL,
5404 Saddlebrook Way                            CPA, Price Waterhouse,
Wesley Chapel, FL                               Indianapolis, IN

Item 11. Executive Compensation

The directors and executive officers of the Registrant as of December 31, 2000 are listed in Item 10 of this Form 10-K, which is incorporated herein by reference. The aggregate remuneration from the Registrant for all directors and executive officers for the fiscal year ended December 31, 2000 was $1,500,000. Of this amount, the Registrant's compensation to Thomas Dempsey was $224,000, Eleanor Dempsey was $190,000, Richard Boehning was $368,000, Gregory Riehle was $103,000, Maureen Dempsey was $227,000 and Diane Riehle was $228,000. No other director or executive officer received compensation in excess of $100,000.

Directors and executive staff are allowed to use the Registrant's resort facilities and are provided various discounts on related purchases in accordance with hospitality industry standards. The Registrant had no other compensation plans for directors and executive officers at December 31, 2000.

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

Item 13. Certain Relationships and Related Transactions

As of December 31, 2000, present and past executive officers and/or directors of the Registrant have personally accounted for real estate sales totaling $2,748,000 since inception of the project. Other relationships and related transactions are described in Note 9 Related Party Transactions of the Notes to Financial Statements in Item 8 of this Form 10-K, which is incorporated herein by reference.

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

(b) The Registrant was not required to file a Form 8-K during the year ended December 31, 2000.


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 SADDLEBROOK RESORTS, INC.
                                                        (Registrant)


Date: March 31, 2001                                /s/ Donald L. Allen
                                                  -----------------------
                                                      Donald L. Allen
                                                Vice President and Treasurer
                                                  (Principal Financial and
                                                    Accounting Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 31, 2001.

        /s/ Thomas L. Dempsey                       /s/ Richard Boehning
       -----------------------                     ----------------------
          Thomas L. Dempsey                           Richard Boehning
        Chairman of the Board                      Director and President
    (Principal Executive Officer)


        /s/ Gregory R. Riehle                        /s/ Robert A. Shaw
       -----------------------                     ----------------------
          Gregory R. Riehle                            Robert A. Shaw
     Director and Vice President                    Assistant Treasurer
                                                  and Corporate Controller

SADDLEBROOK RESORTS, INC.

INDEX TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

                                                                        PAGE(S)

Financial Statements

     SADDLEBROOK RESORTS, INC.

         Report of Independent Certified Public Accountants                11
         Balance Sheets at December 31, 2000 and 1999                      12
         Statements of Income for each of the three years in the period
              ended December 31, 2000                                      13
         Statements of Changes in Shareholder's Equity for each of the
              three years in the period ended December 31, 2000            14
         Statements of Cash Flows for each of the three years in the
              period ended December 31, 2000                               15
         Notes to Financial Statements                                   16-21

     SADDLEBROOK RENTAL POOL OPERATION

         Report of Independent Certified Public Accountants                22
         Balance Sheets at December 31, 2000 and 1999                      23
         Statements of Operations for each of the three years in the
              period ended December 31, 2000                               24
         Statements of Changes in Participants' Fund Balance for each
              of the three years in the period ended December 31, 2000     25
         Notes to Financial Statements                                     26

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Board of Directors and Shareholder of Saddlebrook Resorts, Inc.

In our opinion, the accompanying balance sheets and the related statements of income, changes in shareholder's equity and of cash flows present fairly, in all material respects, the financial position of Saddlebrook Resorts, Inc. at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



                                                      PricewaterhouseCoopers LLP
Tampa, Florida
March 9, 2001

SADDLEBROOK RESORTS, INC.


BALANCE SHEETS
----------------------------------------------------------------------------------
                                                               DECEMBER 31,
                                                        --------------------------
                                                            2000           1999
                                                        -----------    -----------

ASSETS

Current assets:
    Cash and cash equivalents                           $ 8,109,135    $ 5,551,280
    Escrowed cash                                           298,912        372,104
    Short-term investments                                  345,300             --
    Short-term escrowed investments                          96,979        195,251
    Trade accounts receivable, net of allowances for
        doubtful accounts of $65,000 and $164,000         3,718,729      2,874,562
    Due from related parties                                159,406        531,179
    Resort inventory and supplies                         1,977,469      1,832,538
    Prepaid expenses and other assets                       405,179        550,830
                                                        -----------    -----------
      Total current assets                               15,111,109     11,907,744


Long-term escrowed investments                              495,499        398,553
Property, buildings and equipment, net                   24,836,026     24,930,026
Deferred charges, net of accumulated amortization of
        $100,000 and $60,000                                497,266        537,046
                                                        -----------    -----------
                                                        $40,939,900    $37,773,369
                                                        ===========    ===========

LIABILITIES AND SHAREHOLDER'S EQUITY


Current liabilities:
    Current portion of notes payable                    $ 1,186,270    $ 1,097,965
    Escrowed deposits                                       891,390        965,908
    Accounts payable                                        877,581      1,515,163
    Accrued rental distribution                           1,512,299      1,431,301
    Accrued expenses and other liabilities                2,555,838      2,921,937
    Guest deposits                                        2,763,681      1,909,517
    Due to related parties                                  646,348        441,318
                                                        -----------    -----------
      Total current liabilities                          10,433,407     10,283,109


Notes payable due after one year                         22,343,335     23,529,604
                                                        -----------    -----------
      Total liabilities                                  32,776,742     33,812,713
                                                        -----------    -----------

Commitments and contingencies (Note 10)

Shareholder's equity:
    Common stock, $1 par, 100,000 shares authorized,
         issued and outstanding                             100,000        100,000
    Additional paid-in capital                            1,013,127      1,013,127
    Accumulated earnings                                  7,050,031      2,847,529
                                                        -----------    -----------
      Total shareholder's equity                          8,163,158      3,960,656
                                                        -----------    -----------
                                                        $40,939,900    $37,773,369
                                                        ===========    ===========


   The accompanying notes are an integral part of these financial statements.

SADDLEBROOK RESORTS, INC.


STATEMENTS OF INCOME
-----------------------------------------------------------------------------------
                                                          YEAR ENDED
                                                          DECEMBER 31,
                                          -----------------------------------------
                                              2000           1999           1998
                                          -----------    -----------    -----------

Resort revenues (Note 8)                  $50,391,067    $47,306,209    $48,394,775
                                          -----------    -----------    -----------
Cost and expenses:
    Operating costs of resort (Note 8)     33,376,033     32,292,105     31,515,915
    Sales and marketing                     3,897,922      3,781,059      3,548,950
    General and administrative              5,003,277      5,256,616      4,297,181
    Depreciation and amortization           2,057,050      1,755,644      1,573,902
    Interest                                1,854,283      1,885,218      1,784,187
                                          -----------    -----------    -----------
      Total costs and expenses             46,188,565     44,970,642     42,720,135
                                          -----------    -----------    -----------
Net income                                $ 4,202,502    $ 2,335,567    $ 5,674,640
                                          ===========    ===========    ===========

   The accompanying notes are an integral part of these financial statements.

SADDLEBROOK RESORTS, INC.


STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
--------------------------------------------------------------------------------------------
                                                                                   TOTAL
                                      COMMON       ADDITIONAL     ACCUMULATED  SHAREHOLDER'S
                                      STOCK      PAID-IN CAPITAL    EARNINGS       EQUITY
                                   -----------   ---------------  -----------  -------------


Balance at December 31, 1997       $   100,000     $ 1,013,127    $ 3,859,215   $ 4,972,342

Net income                                                          5,674,640     5,674,640
Distributions to shareholders                                      (2,707,361)   (2,707,361)
Distribution of fixed assets to
 shareholder                                                       (2,514,532)   (2,514,532)
                                   -----------     -----------    -----------   -----------

Balance at December 31, 1998           100,000       1,013,127      4,311,962     5,425,089

Net income                                                          2,335,567     2,335,567
Distributions to shareholder                                       (3,800,000)   (3,800,000)
                                   -----------     -----------    -----------   -----------

Balance at December 31, 1999           100,000       1,013,127      2,847,529     3,960,656

Net income                                                          4,202,502     4,202,502
                                   -----------     -----------    -----------   -----------

Balance at December 31, 2000       $   100,000     $ 1,013,127    $ 7,050,031   $ 8,163,158
                                   ===========     ===========    ===========   ===========

   The accompanying notes are an integral part of these financial statements.

SADDLEBROOK RESORTS, INC.


STATEMENTS OF CASH FLOWS
---------------------------------------------------------------------------------------------------------
                                                                             YEAR ENDED
                                                                            DECEMBER 31,
                                                             --------------------------------------------
                                                                 2000           1999             1998
                                                             -----------     -----------     ------------

Cash flows from operating activities:

    Net income                                               $ 4,202,502     $ 2,335,567     $  5,674,640
    Adjustments to reconcile net income to net
        cash provided by operating activities:
      Depreciation and amortization                            2,057,050       1,755,644        1,573,902
      (Gain) loss on disposal of property, buildings
           and equipment                                          (2,132)          1,188         (124,217)
      Provision for doubtful accounts                             49,348          12,844          125,300
      Change in assets and liabilities:
        (Increase) decrease in:
           Escrowed cash                                          73,192        (280,778)           1,194
           Investments                                          (345,300)             --               --
           Escrowed investments                                    1,326       1,085,008         (389,547)
           Trade accounts receivable                            (893,515)      2,297,749       (1,269,015)
           Resort inventory and supplies                        (144,931)       (250,050)         (14,516)
           Prepaid expenses and other assets                     145,651         119,813         (146,968)
        Increase (decrease) in:
           Escrowed deposits                                     (74,518)       (804,230)         388,353
           Accounts payable                                     (637,582)        (83,541)       1,057,423
           Accrued rental distribution                            80,998        (181,841)         163,347
           Guest deposits                                        854,164         (78,966)        (173,137)
           Accrued expenses and other liabilities               (366,099)        702,532         (430,015)
                                                             -----------     -----------     ------------
      Net cash provided by operating activities                5,000,154       6,630,939        6,436,744
                                                             -----------     -----------     ------------

Cash flows from investing activities:

    Proceeds from sales of equipment                               9,000           1,625          210,000
    Capital expenditures                                      (1,930,137)     (4,587,029)      (2,187,248)
                                                             -----------     -----------     ------------
      Net cash used in investing activities                   (1,921,137)     (4,585,404)      (1,977,248)
                                                             -----------     -----------     ------------

Cash flows from financing activities:

    Proceeds from notes payable                                       --              --       26,000,000
    Payments on notes payable                                 (1,097,965)     (1,025,244)     (19,157,336)
    Distribution to shareholders                                      --      (3,800,000)      (2,707,361)
    Financing costs                                                   --         (15,438)        (540,637)
    Due to/from related parties                                  576,803        (257,578)        (304,753)
                                                             -----------     -----------     ------------
      Net cash (used in) provided by financing activities       (521,162)     (5,098,260)       3,289,913
                                                             -----------     -----------     ------------

Net increase (decrease) in cash and cash equivalents           2,557,855      (3,052,725)       7,749,409
Cash and cash equivalents, beginning of year                   5,551,280       8,604,005          854,596
                                                             -----------     -----------     ------------

Cash and cash equivalents, end of year                       $ 8,109,135     $ 5,551,280     $  8,604,005
                                                             ===========     ===========     ============
SUPPLEMENTAL DISCLOSURE:

Cash paid for interest                                       $ 1,854,283     $ 1,942,398     $  1,918,953
NON-CASH FINANCING AND INVESTING ACTIVITIES:

Distribution of fixed assets to shareholder                  $        --     $        --     $  2,514,532
Capital lease obligation                                     $        --     $   123,229     $         --

   The accompanying notes are an integral part of these financial statements.

SADDLEBROOK RESORTS, INC.

NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
--------------------------------------------------------------------------------

1.       ORGANIZATION AND BUSINESS:

         Saddlebrook Resorts, Inc. (the "Company") was incorporated in the State of Florida in June 1979 at which time it purchased a golf course and tennis complex, as well as certain undeveloped land, located in Pasco County, Florida, which was developed as a resort-condominium and residential homes project. Property improvements for the resort consist of condominiums which were sold or are for sale to outside parties. The majority of the condominium units sold are provided as hotel accommodations by their owners under a Rental Pool and Agency Appointment Agreement. The resort facilities include two 18 hole golf courses, eight tennis courts, three swimming pools, three restaurants, a 135,000 square foot convention facility with approximately 78,000 square feet of meeting space, a luxury health spa, a fitness center, shops and other facilities necessary for the operation of a luxury resort.

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

         Investments

         Investments held at December 31, 2000 consist of U.S. Treasury Securities and certificates of deposit which mature on various dates from January 2001 to May 2003 and bear interest at rates ranging between 5.5% and 6.5%. Investments are held to maturity, and recorded at amortized cost, which approximates fair market value. Escrowed investments relate to rental pool unit owner deposits for the maintenance reserve fund.

SADDLEBROOK RESORTS, INC.

NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
--------------------------------------------------------------------------------

         Property, buildings and equipment

         Property, buildings and equipment are stated at cost. Depreciation is provided over the estimated useful lives of the assets on a straight-line basis. Expenditures for renewals and improvements that significantly add to or extend the useful life of an asset are capitalized.

         Expenditures for repairs and maintenance are charged to expense as incurred. When property, buildings and equipment are retired or otherwise disposed, the cost of the assets and related accumulated depreciation amounts are removed from the accounts, and any resulting gains or losses are reflected in operations.

         Management periodically reviews the potential impairment of property, buildings and equipment in order to determine the proper carrying value of property, buildings and equipment as of each balance sheet date presented. Based on this review, there were no adjustments made to the carrying value of operating properties during the three years ended December 31, 2000.

         Deferred charges

         In connection with the Company's refinancing of its debt during 1998, financing costs in the amount of $597,000 were incurred and capitalized. These financing costs are being amortized using a method that approximates the effective interest method over fifteen years, the life of the related debt outstanding.

         Amortization expense for deferred charges amounted to $40,000, $41,000 and $87,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

         Operating costs of resort

         Included in operating costs of resort are service fee revenues associated with various operating departments, primarily banquets. Such amounts were $2,391,000, $2,397,000 and $2,577,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

         Resort revenues

         Resort revenues are recognized as the related service is performed and includes rental revenues for condominium units owned by third parties participating in the rental pool. If these rental units were owned by the Company, normal costs associated with ownership such as depreciation, real estate taxes, maintenance, and other costs would have been incurred. Instead, resort operating expenses for the years ended December 31, 2000, 1999 and 1998 include rental pool distributions to condominium unit owners approximating $6,619,000, $6,278,000 and $6,646,000, respectively.

         Income taxes

         Effective February 1, 1990, the Company elected S Corporation status for federal and state income tax purposes. Taxable income and losses are ultimately passed through to the shareholders, and accordingly, no provision for income taxes has been made in the accompanying financial statements. As of December 31, 2000, the Company has approximately $470,000 in tax net operating loss carryforwards, which expire in 2002, available only to offset future C Corporation taxable income.

SADDLEBROOK RESORTS, INC.

NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
--------------------------------------------------------------------------------

         Reclassifications

         Certain prior year balances have been reclassified to conform with current year presentation.

3.       COMMON STOCK:

         At December 31, 2000 and 1999, the Company had 50,000 shares of voting common stock and 50,000 shares of nonvoting common stock authorized, issued and outstanding. The par value of the voting and nonvoting common stock was $1.00 at December 31, 2000 and 1999.

4.       ESCROWED CASH:

         Escrowed cash, restricted as to use, at December 31 is comprised of the following:


                                                                       2000        1999
                                                                     --------    --------

Rental pool unit owner deposits for maintenance reserve fund
      held in a bank account which bears an interest rate of 3.6%    $282,562    $353,829
Security deposits held on long-term rentals                            16,350      18,275
                                                                     --------    --------
                                                                     $298,912    $372,104
                                                                     ========    ========

5.       PROPERTY, BUILDINGS AND EQUIPMENT, NET:

         Property, buildings and equipment, net at December 31 consist of the following:


                                           ESTIMATED
                                            USEFUL
                                            LIVES             2000            1999
                                         ------------     ------------     -----------

Land and land improvements                                $  4,412,746     $ 4,412,745
Buildings and recreational facilities           10-40       23,689,312      21,407,692
Machinery and equipment                          2-15       11,848,663      11,173,064
Construction in progress                                        90,715       1,128,285
                                                          ------------     -----------
                                                            40,041,436      38,121,786
Accumulated depreciation                                   (15,205,410)    (13,191,760)
                                                          ------------     -----------
                                                          $ 24,836,026     $24,930,026
                                                          ============     ===========

         Substantially all property, buildings and equipment are mortgaged, pledged or otherwise subject to lien under loan agreements (Note 7). On June 29, 1998, the Company distributed to its shareholders at its aggregate book value of approximately $2,515,000, its unencumbered condominium units, tennis courts and certain tracts of real property.

         Depreciation expense amounted to $2,017,000, $1,715,000 and $1,487,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

         The Company leases certain equipment under an agreement which is classified as a capital lease. The equipment and obligations related to the lease are recorded at the present value of the minimum lease payments. During 2000 and 1999, the Company recorded approximately $7,000 and $11,000,

SADDLEBROOK RESORTS, INC.

NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
--------------------------------------------------------------------------------

         respectively, of interest expense related to the lease. Depreciation is computed on a straight-line basis over the estimated useful life of the asset. Total depreciation expense on the asset under lease was approximately $24,000 during 2000 and 1999.

         The Company leases certain equipment under operating leases. Some of the leases contain annual renewal options after the initial lease term. Lease expense amounted to $228,000, $319,000 and $228,000 for the years ended December 31, 2000, 1999 and 1998, respectively. Future minimum lease payments for noncancelable operating leases with initial lease terms in excess of one year approximate:

         2001                                                 $164,355
         2002                                                  115,788
         2003                                                  110,940
         2004                                                  110,940
         2005 and thereafter                                   110,940
                                                              --------
                                                              $612,963
                                                              ========


6.       ACCRUED EXPENSES AND OTHER LIABILITIES

         Accrued expenses and other liabilities consist of the following:


                                                             DECEMBER 31,
                                                      -------------------------
                                                         2000           1999
                                                      ----------     ----------

Accrued payroll and related expenses                  $1,060,383     $  770,608
Accrued taxes                                             38,250         77,633
Accrued insurance                                        864,164        568,380
Other accrued expenses and other liabilities             593,041      1,505,316
                                                      ----------     ----------

                                                      $2,555,838     $2,921,937
                                                      ==========     ==========

SADDLEBROOK RESORTS, INC.

NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
--------------------------------------------------------------------------------

7.       NOTES PAYABLE:

         Notes payable at December 31 consists of the following:


                                                      2000             1999
                                                  ------------     ------------
Note payable to lender, 15 year term, 7.70%
fixed interest rate, monthly ratable principal
and interest payments, secured by all current
and subsequently acquired real
and personal property                             $ 23,456,539     $ 24,532,820

Capital lease obligation                                73,066           94,749

Less current portion                                (1,186,270)      (1,097,965)
                                                  ------------     ------------
                                                  $ 22,343,335     $ 23,529,604
                                                  ============     ============

         On June 29, 1998, the Company financed a $26 million note payable. The proceeds from the note payable were used principally to retire the prior debt. Under the terms of the agreement, the Company is required to meet debt service coverage ratios as defined. The Company was in compliance at December 31, 2000. The Company has the ability to obtain an additional $5 million from the same lender under the terms of the agreement.

         Principal maturities of the note payable are due as follows: 2002 - $1,281,699; 2003 - $1,377,062; 2004 - $1,463,058; 2005 and thereafter
         - $18,221,516.

8.       RESORT REVENUES AND OPERATING COSTS OF RESORT:

         Resort revenues and operating costs of resort for the years ended December 31 are comprised of the following:


                                                     2000          1999           1998
                                                 -----------    -----------    -----------
Resort Revenues

Room revenue subject to rental pool agreement    $16,444,206    $15,555,374    $16,310,670
Food and beverage                                 15,683,605     14,764,053     15,682,829
Resort facilities and other                       18,263,256     16,986,782     16,401,276
                                                 -----------    -----------    -----------
                                                 $50,391,067    $47,306,209    $48,394,775
                                                 ===========    ===========    ===========
Operating Costs of Resort

Room expense subject to rental pool agreement    $ 6,618,602    $ 6,278,003    $ 6,646,176
Food and beverage                                 10,383,120     10,239,266      9,810,205
Resort facilities and other                       16,374,311     15,774,836     15,059,534
                                                 -----------    -----------    -----------
                                                 $33,376,033    $32,292,105    $31,515,915
                                                 ===========    ===========    ===========

SADDLEBROOK RESORTS, INC.

NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
--------------------------------------------------------------------------------

9.       RELATED PARTY TRANSACTIONS

         At December 31, 2000 and 1999, a net payable of approximately $584,000 and $326,000, respectively, was due to SHI, the Company's parent (Note
         1), primarily relating to dividends declared to the Company's shareholders during 1994 in the amount of $350,000 which were unpaid as of December 31, 2000 and net intercompany charges and cash transfers.

         Saddlebrook International Tennis, Inc. ("SIT") is a tennis training facility and preparatory school operating at the resort. SIT is solely owned by the Company's parent. The Company charges SIT various amounts for services provided to SIT guests, which amounted to approximately $2,363,000, $2,142,000 and $1,947,000 for the years ended December 31,
         2000, 1999 and 1998, respectively. In addition, the Company was reimbursed for expenses and other costs incurred on behalf of SIT. At December 31, 2000 and 1999, the amounts due to/from SIT were included in the net payable to SHI.

         Saddlebrook Investments, Inc. is a broker/dealer for sales of Saddlebrook Resort condominium units. Saddlebrook Realty, Inc. is a broker/dealer for the sale of other general real estate. These companies are solely owned by the majority shareholder of the Company's parent. At December 31, 2000 and 1999, a net receivable of approximately $41,000 and a net payable of approximately $98,000, respectively, resulted from net intercompany charges and cash transfers with these entities.

         The Company performs certain accounting and property management activities on behalf of the Saddlebrook Resort Condominium Association (the "Association") and is reimbursed for expenses paid on behalf of the Association. Expenses paid on behalf of and services provided to the Association amounted to approximately $1,050,000, $1,012,000 and $976,000 for the years ended December 31, 2000, 1999 and 1998, respectively. At December 31, 2000 and 1999, a net receivable of approximately $95,000 and $101,000 respectively, was due from the Association.

         Due from related parties also consists of other miscellaneous receivables and employee advances owed the Company of approximately $23,000 and $25,000 at December 31, 2000 and 1999, respectively.

10.      COMMITMENTS AND CONTINGENCIES

         The Company is involved in litigation in the ordinary course of business. In the opinion of management, these matters are adequately covered by insurance or indemnification from other third parties and/or the effect, if any, of these claims is not material to the reported financial condition or results of operations of the Company as of December 31, 2000.

         Insurance pool

         The Company has pooled its risks with other resorts by forming an insurance purchasing group in which they retain an equity interest and to which they pay insurance premiums. The Company's ownership is less than 9% and all amounts contributed as capital ($122,950 as of December 31, 2000) are reflected as prepaid expenses and other assets in the accompanying Balance Sheets. The Company's investment approximates the proportionate net book value of the insurance company as of December 31, 2000. The Company may withdraw from the risk pool at any renewal date (annually).

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Board of Directors of Saddlebrook
Resorts, Inc., as Operators under the Saddlebrook
Rental Pool and Agency Appointment Agreement

In our opinion, the accompanying balance sheets and the related statements of operations and of changes in participants' fund balance present fairly, in all material respects, the financial position of the Saddlebrook Rental Pool Operation (funds created for participants who have entered into a rental pool agreement as explained in Note 1) at December 31, 2000 and 1999, and the results of its operations and the changes in participants' fund balance for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the rental pool's operators; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


                                                      PricewaterhouseCoopers LLP
Tampa, Florida
March 9, 2001

SADDLEBROOK RENTAL POOL OPERATION

BALANCE SHEETS
------------------------------------------------------------------------------

               DISTRIBUTION FUND

                                                          DECEMBER 31,
                                                    ------------------------
                                                       2000          1999
                                                    ----------    ----------
ASSETS

Receivable from Saddlebrook Resorts, Inc.           $1,551,111    $1,354,525
                                                    ==========    ==========

LIABILITIES AND PARTICIPANTS' FUND BALANCE

Due to participants for rental pool distribution    $1,290,258    $1,108,663
Due to maintenance escrow fund                         260,853       245,862
Participants' fund balance                                                --
                                                    ----------    ----------
                                                    $1,551,111    $1,354,525
                                                    ==========    ==========


            MAINTENANCE ESCROW FUND

                                                          DECEMBER 31,
                                                    ------------------------
                                                       2000          1999
                                                    ----------    ----------
Cash in bank                                        $  282,562    $  353,829
Investments                                            592,478       593,804
Receivables:
    Distribution fund                                  260,853       245,862
    Interest                                            17,774         8,180
Prepaid expenses and other assets                    1,620,786       636,669
Linen inventory                                        250,360       222,188
                                                    ----------    ----------

                                                    $3,024,813    $2,060,532
                                                    ==========    ==========


LIABILITIES AND PARTICIPANTS' FUND BALANCE

Due to Saddlebrook Resorts, Inc.                    $  155,299    $  321,796
Accounts payable                                        39,136        18,934
Participants' fund balance                           2,830,378     1,719,802
                                                    ----------    ----------

                                                    $3,024,813    $2,060,532
                                                    ==========    ==========

   The accompanying notes are an integral part of these financial statements.

SADDLEBROOK RENTAL POOL OPERATION


STATEMENTS OF OPERATIONS
---------------------------------------------------------------------------------------

                DISTRIBUTION FUND

                                                           YEAR ENDED
                                                           DECEMBER 31,
                                         ----------------------------------------------
                                             2000             1999             1998
                                         ------------     ------------     ------------

Rental pool revenues                     $ 16,444,206     $ 15,555,374     $ 16,310,670
                                         ------------     ------------     ------------

Deductions:
    Marketing fee                           1,233,316        1,166,653        1,223,299
    Management fee                          2,055,526        1,944,422        2,038,834
    Travel agent commissions                  851,527          746,589          698,483
    Credit card expense                       205,612          197,293          160,148
    Bad debt expense                               --           33,000           53,000
                                         ------------     ------------     ------------

                                            4,345,981        4,087,957        4,173,764
                                         ------------     ------------     ------------


Net rental income                          12,098,225       11,467,417       12,136,906

Operator share of net rental income        (5,444,201)      (5,160,338)      (5,461,608)
Other revenues (expenses):
    Complimentary room revenues               103,144          103,488           92,121
    Minor repairs and replacements           (138,566)        (132,564)        (121,243)
                                         ------------     ------------     ------------

Amounts available for distribution to
 participants and maintenance
 escrow fund                             $  6,618,602     $  6,278,003     $  6,646,176
                                         ============     ============     ============



   The accompanying notes are an integral part of these financial statements.

SADDLEBROOK RENTAL POOL OPERATION


STATEMENTS OF CHANGES IN PARTICIPANTS' FUND BALANCE
----------------------------------------------------------------------------------------------

                DISTRIBUTION FUND

                                                                   YEAR ENDED
                                                                   DECEMBER 31,
                                                   -------------------------------------------
                                                       2000            1999            1998
                                                   -----------     -----------     -----------

Balance, beginning of period                       $        --     $        --     $        --

Additions:
   Amounts available for distribution                6,618,602       6,278,003       6,646,176

Reductions:
   Amounts withheld for maintenance
    escrow fund                                     (1,174,401)     (1,117,665)     (1,184,568)
   Amounts accrued or paid to participants          (5,444,201)     (5,160,338)     (5,461,608)
                                                   -----------     -----------     -----------

Balance, end of period                             $        --     $        --     $        --
                                                   ===========     ===========     ===========


             MAINTENANCE ESCROW FUND

                                                                   YEAR ENDED
                                                                   DECEMBER 31,
                                                   -------------------------------------------
                                                       2000            1999            1998
                                                   -----------     -----------     -----------

Balance, beginning of period                       $ 1,719,802     $ 2,440,102     $ 1,852,584

Additions:
   Amount withheld from distribution fund            1,174,401       1,117,665       1,184,568
   Unit owner payments                               1,393,582         288,909         554,024
   Interest earned                                      57,273          77,792          79,361

Reductions:
   Unit renovations                                   (904,795)     (1,690,746)       (716,219)
   Refunds of excess amounts in escrow accounts       (118,608)       (209,874)       (145,966)
   Maintenance charges                                (421,461)       (217,416)       (249,025)
   Linen amortization                                  (69,816)        (86,630)       (119,225)
                                                   -----------     -----------     -----------

Balance, end of period                             $ 2,830,378     $ 1,719,802     $ 2,440,102
                                                   ===========     ===========     ===========

   The accompanying notes are an integral part of these financial statements.

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

         Investments

         Investments consist of U.S. Treasury Securities which bear interest at rates ranging from 5.5% to 6.5% (4.6% to 6.5% for 1999). At December 31, 2000 and 1999, investments of $293,652 and $195,251, respectively, mature in one year or less.

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