Form 10-Q
period 2001-03-31
SADDLEBROOK RESORTS INC
filed 2001-05-15
CIK 313151

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(Mark one)

    [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                  EXCHANGE ACT OF 1934
           For the quarterly period ended March 31, 2001
                                          OR
    [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                  EXCHANGE ACT OF 1934
           For the transition period from ____________ to ____________

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

                                      INDEX

                                                                             Page
PART I - FINANCIAL INFORMATION

    Item 1.  Financial Statements

        Saddlebrook Resorts, Inc.
           Balance Sheets at March 31, 2001 and December 31, 2000              3
           Statements of Operations for the three months ended
            March 31, 2001 and 2000                                            4
           Statements of Cash Flows for the three months ended
            March 31, 2001 and 2000                                            5
           Notes to Financial Statements                                       6

        Saddlebrook Rental Pool Operation
           Balance Sheets at March 31, 2001 and December 31, 2000              8
           Statements of Operations for the three months ended
            March 31, 2001 and 2000                                            9
           Statements of Changes in Participants' Fund Balance for the
            three months ended March 31, 2001 and 2000                        10

    Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        Saddlebrook Resorts, Inc.                                             11
        Saddlebrook Rental Pool Operation                                     12

PART II - OTHER INFORMATION

    Item 6.  Exhibits and Reports on Form 8-K                                 12

                           PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                            SADDLEBROOK RESORTS, INC.
                                 BALANCE SHEETS

                                                                      March 31,
                                                                         2001            December 31,
                                                                     (Unaudited)             2000
                                                                     -----------         -----------
        Assets
Current assets:
  Cash and cash equivalents                                          $12,653,646         $ 8,109,135
  Escrowed cash                                                          144,900             298,912
  Short-term investments                                                 345,300             345,300
  Short-term escrowed investments                                        196,673              96,979
  Accounts receivable, net                                             6,350,107           3,718,729
  Due from related parties                                               241,663             159,406
  Inventory and supplies                                               1,911,936           1,977,469
  Prepaid expenses and other assets                                      554,983             405,179
                                                                     -----------         -----------
    Total current assets                                              22,399,208          15,111,109
Long-term escrowed investments                                           298,826             495,499
Property, buildings and equipment, net                                24,633,291          24,836,026
Deferred charges, net                                                    487,321             497,266
                                                                     -----------         -----------
                                                                     $47,818,646         $40,939,900
                                                                     ===========         ===========
        Liabilities and Shareholder's Equity
Current liabilities:
  Current portion of notes payable                                   $ 1,209,436         $ 1,186,270
  Escrowed deposits                                                      640,399             891,390
  Accounts payable                                                     1,101,907             877,581
  Accrued rental distribution                                          2,754,716           1,512,299
  Accrued expenses and other liabilities                               3,143,927           2,555,838
  Guest deposits                                                       2,324,087           2,763,681
  Due to related parties                                               1,006,322             646,348
                                                                     -----------         -----------
    Total current liabilities                                         12,180,794          10,433,407
Notes payable due after one year                                      22,032,751          22,343,335
                                                                     -----------         -----------
    Total liabilities                                                 34,213,545          32,776,742
                                                                     -----------         -----------
Shareholder's equity:
  Common stock, $1.00 par value, 100,000 shares
   authorized and outstanding                                            100,000             100,000
  Additional paid-in capital                                           1,013,127           1,013,127
  Accumulated earnings                                                12,491,974           7,050,031
                                                                     -----------         -----------
    Total shareholder's equity                                        13,605,101           8,163,158
                                                                     -----------         -----------
                                                                     $47,818,646         $40,939,900
                                                                     ===========         ===========

               The accompanying Notes to Financial Statements are
                 an integral part of these financial statements

                            SADDLEBROOK RESORTS, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                          Three months ended
                                                                               March 31,
                                                                     -------------------------------
                                                                        2001                2000
                                                                     -----------         -----------
Resort revenues                                                      $20,346,506         $18,050,830
                                                                     -----------         -----------

Costs and expenses:
  Operating costs                                                     11,619,369          10,543,134
  Sales and marketing                                                  1,010,262           1,060,988
  General and administrative                                           1,303,684           1,104,203
  Depreciation and amortization                                          520,899             492,851
  Interest                                                               450,349             454,589
                                                                     -----------         -----------
    Total costs and expenses                                          14,904,563          13,655,765
                                                                     -----------         -----------

Net income                                                             5,441,943           4,395,065

Accumulated earnings at beginning of period                            7,050,031           2,847,529
                                                                     -----------         -----------

Accumulated earnings at end of period                                $12,491,974         $ 7,242,594
                                                                     ===========         ===========

                    The accompanying Notes to Financial Statements are
                      an integral part of these financial statements

                            SADDLEBROOK RESORTS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                            Three months ended
                                                                                 March 31,
                                                                     --------------------------------
                                                                         2001                2000
                                                                     ------------        ------------
Operating activities:
  Net income                                                         $  5,441,943        $  4,395,065
  Non-cash items included in net income:
    Provision for doubtful accounts                                        12,360              12,360
    Depreciation and amortization                                         520,899             492,851
  Decrease (increase) in:
    Accounts receivable                                                (2,643,738)         (2,125,057)
    Inventory and supplies                                                 65,533              45,483
    Prepaid expenses and other assets                                   (149,804)            (30,508)
  Increase in:
    Accounts payable                                                      224,326             225,872
    Accrued expenses and other liabilities                              1,390,912             316,073
                                                                     ------------        ------------
                                                                        4,862,431           3,332,139
                                                                     ------------        ------------
Investing activities:
  Capital expenditures                                                   (308,219)         (1,113,516)
                                                                     ------------        ------------
                                                                         (308,219)         (1,113,516)
                                                                     ------------        ------------
Financing activities:
  Payments on notes payable                                              (287,418)           (266,582)
  Advances from related parties                                           277,717             412,973
                                                                     ------------        ------------
                                                                           (9,701)            146,391
                                                                     ------------        ------------
Net increase in cash                                                    4,544,511           2,365,014
Cash at beginning of period                                             8,109,135           5,551,280
                                                                     ------------        ------------

Cash at end of period                                                $ 12,653,646        $  7,916,294
                                                                     ============        ============

Supplemental disclosure:
  Cash paid for interest                                             $    451,313        $    473,079

               The accompanying Notes to Financial Statements are
                an integral part of these financial statements.

                            SADDLEBROOK RESORTS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1. Basis of Presentation

The accompanying balance sheet for March 31, 2001, and statements of operations and cash flows for the periods ended March 31, 2001 and 2000, are unaudited but reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature.

The Registrant's business is seasonal. Therefore, the results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal years.

These financial statements and related notes are presented for interim periods in accordance with the requirements of Form 10-Q and, consequently, do not include all disclosures normally provided in the Registrant's Annual Report on Form 10-K. Accordingly, these financial statements and related notes should be read in conjunction with the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000.

Note 2. Accounts Receivable

                                                      March 31,            December 31,
                                                        2001                   2000
                                                     ------------          ------------
         Trade accounts receivable                   $  6,425,955          $  3,783,801
         Less reserve for bad debts                       (75,848)              (65,072)
                                                     ------------          ------------

                                                     $  6,350,107          $  3,718,729
                                                     ============          ============

Note 3. Property, Buildings and Equipment

                                                       March 31,           December 31,
                                                         2001                  2000
                                                     ------------          ------------
         Land and land improvements                  $  4,412,745          $  4,412,745
         Buildings and recreational facilities         23,722,671            23,689,312
         Machinery and equipment                       11,953,535            11,848,663
         Construction in progress                         260,703                90,716
                                                     ------------          ------------
                                                       40,349,654            40,041,436
         Less accumulated depreciation                (15,716,363)          (15,205,410)
                                                     ------------          ------------

                                                     $ 24,633,291          $ 24,836,026
                                                     ============          ============

The Registrant's property, buildings and equipment are pledged as security for its debt (see Note 5).

Note 4. Deferred Charges

                                                       March 31,           December 31,
                                                         2001                  2000
                                                     ------------          ------------
         Debt issue costs                            $    596,716          $    596,716
         Less accumulated amortization                   (109,395)              (99,450)
                                                     ------------          ------------

                                                     $    487,321          $    497,266
                                                     ============          ============

Note 5. Notes Payable

                                                       March 31,           December 31,
                                                         2001                  2000
                                                     ------------          ------------
         Note payable due June 30, 2013              $ 23,174,914          $ 23,456,539
         Capital lease obligation                          67,273                73,066
                                                     ------------          ------------
                                                       23,242,187            23,529,605
         Less current portion                          (1,209,436)           (1,186,270)
                                                     ------------          ------------

                                                     $ 22,032,751          $ 22,343,335
                                                     ============          ============

The Registrant's financing from a third-party lender has an annual interest rate fixed at 7.7% and monthly payments for principal and interest of $243,988. The debt is secured by the Registrant's real and personal property.

An additional $5,000,000 is available from the same lender as long as certain financial covenants are maintained. If received by the Registrant, the additional financing would be due on June 30, 2013.

Note 6. Income Taxes

The Registrant previously elected S Corporation status and is currently a member of a Qualified Subchapter S Subsidiary Group. Accordingly, the Registrant has had no income tax expense since the initial election as the tax is assessed at the shareholder level.

                        SADDLEBROOK RENTAL POOL OPERATION
                                 BALANCE SHEETS

                                DISTRIBUTION FUND

                                                                      March 31,
                                                                        2001             December 31,
                                                                     (Unaudited)             2000
                                                                     -----------         -----------
        Assets

Receivable from Saddlebrook Resorts, Inc.                            $ 2,867,450         $ 1,551,111
                                                                     ===========         ===========

        Liabilities and Participants' Fund Balance
Due to participants for rental pool distribution                     $ 2,372,071         $ 1,290,258
Due to maintenance escrow fund                                           495,379             260,853
Participants' fund balance                                                    --                  --
                                                                     -----------         -----------

                                                                     $ 2,867,450         $ 1,551,111
                                                                     ===========         ===========

                             MAINTENANCE ESCROW FUND

                                                                      March 31,
                                                                         2001            December 31,
                                                                     (Unaudited)             2000
                                                                     -----------         -----------

        Assets
Cash and cash equivalents                                            $   129,950         $   282,562
Investments                                                              495,499             592,478
Receivables:
  Distribution fund                                                      495,379             260,853
  Owner payments                                                         291,993                  --
  Interest                                                                19,498              17,774
Linen inventory                                                          283,257             250,360
Prepaid maintenance costs                                                350,877           1,620,786
                                                                     -----------         -----------

                                                                     $ 2,066,453         $ 3,024,813
                                                                     ===========         ===========

        Liabilities and Participants' Fund Balance
Accounts payable                                                     $   373,336         $   194,435
Participants' fund balance                                             1,693,117           2,830,378
                                                                     -----------         -----------

                                                                     $ 2,066,453         $ 3,024,813
                                                                     ===========         ===========

                        SADDLEBROOK RENTAL POOL OPERATION
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                  Three months ended
                                                                       March 31,
                                                           --------------------------------
                                                              2001                 2000
                                                           -----------          -----------
Rental pool revenue                                        $ 7,015,554          $ 6,206,699
                                                           -----------          -----------

Deductions:
  Marketing fee                                                526,167              465,502
  Management fee                                               876,944              775,837
  Travel agent commissions                                     267,225              308,445
  Credit card expense                                           73,949               71,468
                                                           -----------          -----------
                                                             1,744,285            1,621,252
                                                           -----------          -----------

Net rental income                                            5,271,269            4,585,447
Less operator share of net rental income                    (2,372,071)          (2,063,451)
Other revenues (expenses):
  Complimentary room revenues                                   25,371               33,035
  Minor repairs and replacements                               (57,119)             (26,703)
                                                           -----------          -----------

Amount available for distribution                          $ 2,867,450          $ 2,528,328
                                                           ===========          ===========

                        SADDLEBROOK RENTAL POOL OPERATION
               STATEMENTS OF CHANGES IN PARTICIPANTS' FUND BALANCE
                                   (Unaudited)

                                  DISTRIBUTION FUND

                                                                            Three months ended
                                                                                 March 31,
                                                                     -------------------------------
                                                                         2001               2000
                                                                     -----------         -----------
Balance at beginning of period                                       $        --         $        --

Additions:
  Amount available for distribution                                    2,867,450           2,528,328

Reductions:
  Amount withheld for maintenance escrow fund                           (495,379)           (464,877)
  Amount accrued or paid to participants                              (2,372,071)         (2,063,451)
                                                                     -----------         -----------

Balance at end of period                                             $        --         $        --
                                                                     ===========         ===========

                              MAINTENANCE ESCROW FUND

                                                                           Three months ended
                                                                                 March 31,
                                                                     -------------------------------
                                                                        2001                2000
                                                                     -----------         -----------
Balance at beginning of period                                       $ 2,830,378         $ 1,719,802

Additions:
  Amount withheld from distribution fund                                 495,379             464,877
  Unit owner payments                                                    322,468              79,650
  Interest earned                                                          9,118               9,406

Reductions:
  Escrow account refunds                                                 (42,024)            (24,294)
  Maintenance charges                                                   (286,168)            (47,893)
  Unit renovations                                                    (1,604,698)           (818,171)
  Linen replacement                                                      (31,336)            (36,167)
                                                                     -----------         -----------

Balance at end of period                                             $ 1,693,117         $ 1,347,210
                                                                     ===========         ===========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                         Liquidity and Capital Resources

The Registrant's operations are seasonal with the highest volume of sales occurring in the first quarter of each calendar year. Accordingly, the Registrant experienced an improvement in its financial condition as of March 31, 2001 when compared with its fiscal year-end of December 31, 2000. The primary effect of this seasonal period was an increase in cash, accounts receivable and accumulated earnings.

The Registrant's loan agreement for its existing debt provides for an additional $5,000,000 from the same lender if the Registrant remains in compliance with certain financial covenants (see Note 5. Notes Payable of the Notes to Financial Statements in Part I, Item 1 of this Form 10-Q, which is incorporated herein by reference).

The Registrant is constructing a laundry facility to replace a structure that was destroyed by fire in January of this quarter. The projected cost for this new building is $500,000. There were no other significant capital additions or improvements during the three months ended March 31, 2001 and no other major capital projects are anticipated in the remaining fiscal period. Future operating costs and planned expenditures for capital additions and improvements should be funded by the Registrant's current cash reserves, cash generated by resort operations or by additional funds, if available, from it's current lender discussed above.

                              Results of Operations

Total revenues increased $2,296,000, or 13%, for the first quarter of 2001 when compared with the same period in 2000. This improvement resulted from a higher average daily room rate and higher occupied room nights and number of guests in the resort for the current period when compared to the same period the prior year. Anticipated occupied unit nights for the remainder of 2001 are expected to be slightly lower that the prior year's level. Projections for occupied unit nights in the year 2002 and subsequent fiscal periods are expected to remain at the resort's current volume of business.

Net income for the first quarter of 2001 increased $1,047,000 or 24% from the net income for the same period in 2000. This increase was a direct result of the higher revenues partially offset by expected increases in the general operating costs of the resort.

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

The average occupancies for the Rental Pool for the quarters ended March 31, 2001 and 2000 were 70% and 64%, respectively. The average distributions of net rental income per participating condominium unit for the same periods were $5,214 and $4,613, respectively. The increase in the average distribution of net rental income was primarily due to increased rental pool revenues combined with reduced travel agent fees which increased the total amount available for distribution for the current quarter when compared to the same period the prior year.

Item 6. Exhibits and Reports on Form 8-K

         (b) The Registrant was not required to file a Form 8-K during the three months ended March 31, 2001.

                                     SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                 SADDLEBROOK RESORTS, INC.
                                             ----------------------------------
                                                        (Registrant)



Date: May 15, 2001                                 /s/ Donald L. Allen
      ------------                           ----------------------------------
                                                       Donald L. Allen
                                                Vice President and Treasurer
                                                   (Principal Financial and
                                                     Accounting Officer)