Form 10-Q
period 2001-06-30
SADDLEBROOK RESORTS INC
filed 2001-08-14
CIK 313151

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(Mark one)
  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2001
                                          OR
  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                      INDEX

                                                                              Page

PART I - FINANCIAL INFORMATION

    Item 1.  Financial Statements

        Saddlebrook Resorts, Inc.
           Balance Sheets at June 30, 2001 and December 31, 2000                3
           Statements of Operations for the three months and six
             months ended June 30, 2001 and 2000                                4
           Statements of Cash Flows for the six months ended
             June 30, 2001 and 2000                                             5
           Notes to Financial Statements                                        6

        Saddlebrook Rental Pool Operation
           Balance Sheets at June 30, 2001 and December 31, 2000                8
           Statements of Operations for the three months and six
             months ended June 30, 2001 and 2000                                9
           Statements of Changes in Participants' Fund Balance for
             the six months ended June 30, 2001 and 2000                       10

    Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        Saddlebrook Resorts, Inc.                                              11
        Saddlebrook Rental Pool Operation                                      12

PART II - OTHER INFORMATION

    Item 6. Exhibits and Reports on Form 8-K                                   12

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                            SADDLEBROOK RESORTS, INC.
                                 BALANCE SHEETS

                                                           June 30,
                                                             2001             December 31,
                                                          (Unaudited)             2000
                                                          ------------        ------------

        Assets
Current assets:
  Cash and cash equivalents                               $ 12,289,052        $  8,109,135
  Escrowed cash                                                374,598             298,912
  Short-term investments                                       345,300             345,300
  Short-term escrowed investments                               99,513              96,979
  Accounts receivable, net                                   3,790,686           3,718,729
  Due from related parties                                     262,744             159,406
  Inventory and supplies                                     1,860,041           1,977,469
  Prepaid expenses and other assets                            608,493             405,179
                                                          ------------        ------------
    Total current assets                                    19,630,427          15,111,109
Long-term escrowed investments                                 199,313             495,499
Property, buildings and equipment, net                      24,370,251          24,836,026
Deferred charges, net                                          477,376             497,266
                                                          ------------        ------------
                                                          $ 44,677,367        $ 40,939,900
                                                          ============        ============
        Liabilities and Shareholder's Equity
Current liabilities:
  Current portion of notes payable                        $  1,233,057        $  1,186,270
  Escrowed deposits                                            673,424             891,390
  Accounts payable                                             582,155             877,581
  Accrued rental distribution                                1,725,500           1,512,299
  Accrued expenses and other liabilities                     3,336,190           2,555,838
  Guest deposits                                             2,089,224           2,763,681
  Due to related parties                                       341,064             646,348
                                                          ------------        ------------
    Total current liabilities                                9,980,614          10,433,407
Notes payable due after one year                            21,715,486          22,343,335
                                                          ------------        ------------
    Total liabilities                                       31,696,100          32,776,742
                                                          ------------        ------------
Shareholder's equity:
  Common stock, $1.00 par value, 100,000 shares
   authorized and outstanding                                  100,000             100,000
  Additional paid-in capital                                 1,013,127           1,013,127
  Accumulated earnings                                      11,868,140           7,050,031
                                                          ------------        ------------
    Total shareholder's equity                              12,981,267           8,163,158
                                                          ------------        ------------
                                                          $ 44,677,367        $ 40,939,900
                                                          ============        ============

               The accompanying Notes to Financial Statements are
                 an integral part of these financial statements

                            SADDLEBROOK RESORTS, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                            Three months ended              Six months ended
                                                 June 30,                       June 30,
                                       ----------------------------    ----------------------------
                                           2001            2000            2001            2000
                                       ------------    ------------    ------------    ------------

Revenues                               $ 13,285,808    $ 13,009,892    $ 33,632,314    $ 31,060,722
                                       ------------    ------------    ------------    ------------

Costs and expenses:
  Operating costs                         9,180,893       8,884,092      20,833,115      19,427,226
  Sales and marketing                     1,008,055         907,877       2,018,317       1,968,865
  General and administrative              1,450,611       1,171,315       2,721,442       2,275,518
  Depreciation and amortization             524,704         524,264       1,045,603       1,017,115
  Interest                                  445,379         477,177         895,728         931,766
                                       ------------    ------------    ------------    ------------
    Total costs and expenses             12,609,642      11,964,725      27,514,205      25,620,490
                                       ------------    ------------    ------------    ------------

Net income                                  676,166       1,045,167       6,118,109       5,440,232

Distribution to shareholder              (1,300,000)             --      (1,300,000)             --

Accumulated earnings at
 beginning of period                     12,491,974       7,242,594       7,050,031       2,847,529
                                       ------------    ------------    ------------    ------------

Accumulated earnings at
 end of period                         $ 11,868,140    $  8,287,761    $ 11,868,140    $  8,287,761
                                       ============    ============    ============    ============

               The accompanying Notes to Financial Statements are
                 an integral part of these financial statements

                            SADDLEBROOK RESORTS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                            Six months ended
                                                                June 30,
                                                      ----------------------------
                                                          2001            2000
                                                      ------------    ------------

Operating activities:
  Net income                                          $  6,118,109    $  5,440,232
  Non-cash items included in net income:
    Provision for doubtful accounts                         24,720          24,720
    Depreciation and amortization                        1,045,603       1,017,115
    Loss (gain) on sale of assets                              (25)         (2,132)
  Decrease (increase) in:
    Accounts receivable                                    (96,677)        226,567
    Inventory and supplies                                 117,428          86,244
    Prepaid expenses and other assets                     (203,314)        128,522
  Increase (decrease) in:
    Accounts payable                                      (295,426)       (535,685)
    Accrued expenses and other liabilities                 319,096        (904,454)
                                                      ------------    ------------
                                                         7,029,514       5,481,129
                                                      ------------    ------------
Investing activities:
  Proceeds from sale of assets                                  25           9,000
  Capital expenditures                                    (559,938)     (1,471,348)
                                                      ------------    ------------
                                                          (559,913)     (1,462,348)
                                                      ------------    ------------
Financing activities:
  Payments on notes payable                               (581,062)       (538,368)
  Distribution to shareholder                           (1,300,000)             --
  Net payments to related parties                         (408,622)        (84,726)
                                                      ------------    ------------
                                                        (2,289,684)       (623,094)
                                                      ------------    ------------
Net increase in cash                                     4,179,917       3,395,687
Cash at beginning of period                              8,109,135       5,551,280
                                                      ------------    ------------

Cash at end of period                                 $ 12,289,052    $  8,946,967
                                                      ============    ============

Supplemental disclosure:
  Cash paid for interest                              $    897,660    $    940,955

               The accompanying Notes to Financial Statements are
                 an integral part of these financial statements.

                            SADDLEBROOK RESORTS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1. Basis of Presentation

The accompanying balance sheet for June 30, 2001, and statements of operations and cash flows for the periods ended June 30, 2001 and 2000, are unaudited but reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature.

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

Note 2. Accounts Receivable

                                    June 30,
                                      2001        December 31,
                                  (Unaudited)         2000
                                  ------------    ------------

Trade accounts receivable         $  3,870,230    $  3,783,801
Less reserve for bad debts             (79,544)        (65,072)
                                  ------------    ------------

                                  $  3,790,686    $  3,718,729
                                  ============    ============

Note 3. Property, Buildings and Equipment

                                              June 30,
                                                2001        December 31,
                                            (Unaudited)         2000
                                            ------------    ------------

Land and land improvements                  $  4,412,746    $  4,412,746
Buildings and recreational facilities         23,743,739      23,689,312
Machinery and equipment                       12,066,610      11,848,663
Construction in progress                         335,850          90,715
                                            ------------    ------------
                                              40,558,945      40,041,436
Less accumulated depreciation                (16,188,694)    (15,205,410)
                                            ------------    ------------

                                            $ 24,370,251    $ 24,836,026
                                            ============    ============

The Registrant's property, buildings and equipment are pledged as security for its debt (see Note 5).

Note 4. Deferred Charges

                                        June 30,
                                          2001      December 31,
                                       (Unaudited)      2000
                                       -----------  ------------

Debt issue costs                       $  596,716    $  596,716
Less accumulated amortization            (119,340)      (99,450)
                                       ----------    ----------

                                       $  477,376    $  497,266
                                       ==========    ==========

Note 5. Notes Payable

                                         June 30,
                                           2001        December 31,
                                       (Unaudited)         2000
                                       ------------    ------------

Note payable due June 30, 2013         $ 22,887,219    $ 23,456,539
Capital lease obligation                     61,324          73,066
                                       ------------    ------------
                                         22,948,543      23,529,605
Less current portion                     (1,233,057)     (1,186,270)
                                       ------------    ------------

                                       $ 21,715,486    $ 22,343,335
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

                        SADDLEBROOK RENTAL POOL OPERATION
                                 BALANCE SHEETS

                                DISTRIBUTION FUND

                                                            June 30,
                                                              2001      December 31,
                                                           (Unaudited)      2000
                                                           ----------   ------------

        Assets
Receivable from Saddlebrook Resorts, Inc.                  $1,621,767    $1,551,111
                                                           ==========    ==========

        Liabilities and Participants' Fund Balance
Due to participants for rental pool distribution           $1,327,839    $1,290,258
Due to maintenance escrow fund                                293,928       260,853
Participants' fund balance                                         --            --
                                                           ----------    ----------

                                                           $1,621,767    $1,551,111
                                                           ==========    ==========

                             MAINTENANCE ESCROW FUND

                                                            June 30,
                                                              2001      December 31,
                                                           (Unaudited)      2000
                                                           -----------  ------------

        Assets
Cash and cash equivalents                                  $  364,548    $  282,562
Investments                                                   298,826       592,478
Receivables:
  Distribution fund                                           293,928       260,853
  Owner payments                                              177,123            --
  Interest                                                      3,315        17,774
Linen inventory                                               288,898       250,360
Prepaid expenses and other assets                             783,616     1,620,786
                                                           ----------    ----------

                                                           $2,210,254    $3,024,813
                                                           ==========    ==========

        Liabilities and Participants' Fund Balance
Accounts payable                                           $   56,568    $  194,435
Participants' fund balance                                  2,153,686     2,830,378
                                                           ----------    ----------

                                                           $2,210,254    $3,024,813
                                                           ==========    ==========

                        SADDLEBROOK RENTAL POOL OPERATION
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                            Three months ended               Six months ended
                                                 June 30,                        June 30,
                                       ----------------------------    ----------------------------
                                           2001            2000            2001            2000
                                       ------------    ------------    ------------    ------------

Rental pool revenues                   $  4,096,118    $  3,898,902    $ 11,111,672    $ 10,105,601
                                       ------------    ------------    ------------    ------------

Deductions:
  Marketing expense                         307,209         292,418         833,376         757,920
  Management expense                        512,015         487,363       1,388,959       1,263,200
  Travel agent commissions                  272,851         169,304         540,076         477,749
  Credit card expense                        53,290          55,484         127,239         126,952
                                       ------------    ------------    ------------    ------------
                                          1,145,365       1,004,569       2,889,650       2,625,821
                                       ------------    ------------    ------------    ------------

Net rental income                         2,950,753       2,894,333       8,222,022       7,479,780
Less operator share of net
 rental income                           (1,327,839)     (1,302,450)     (3,699,910)     (3,365,901)
Other revenues (expenses):
  Complimentary room revenues                30,772          22,182          56,143          55,217
  Minor repairs and replacements            (31,919)        (34,618)        (89,038)        (61,321)
                                       ------------    ------------    ------------    ------------

Amount available for
 distribution                          $  1,621,767    $  1,579,447    $  4,489,217    $  4,107,775
                                       ============    ============    ============    ============

                        SADDLEBROOK RENTAL POOL OPERATION
               STATEMENTS OF CHANGES IN PARTICIPANTS' FUND BALANCE
                                   (Unaudited)

                                DISTRIBUTION FUND

                                                            Six months ended
                                                                June 30,
                                                      ----------------------------
                                                          2001            2000
                                                      ------------    ------------

Balance at beginning of period                        $         --    $         --

Additions:
  Amount available for distribution                      4,489,217       4,107,775

Reductions:
  Amount withheld for maintenance escrow fund             (789,307)       (741,874)
  Amount accrued or paid to participants                (3,699,910)     (3,365,901)
                                                      ------------    ------------

Balance at end of period                              $         --    $         --
                                                      ============    ============

                             MAINTENANCE ESCROW FUND

                                                       Six months ended
                                                           June 30,
                                                 ----------------------------
                                                     2001            2000
                                                 ------------    ------------

Balance at beginning of period                   $  2,830,378    $  1,719,802

Additions:
  Amount withheld from distribution fund              789,307         741,874
  Unit owner payments                                 621,143         806,234
  Interest earned                                       6,369          24,193

Reductions:
  Escrow account refunds                              (69,157)        (49,242)
  Maintenance charges                                (363,412)       (130,752)
  Unit renovations                                 (1,604,641)       (828,662)
  Linen replacement                                   (56,301)        (62,926)
                                                 ------------    ------------

Balance at end of period                         $  2,153,686    $  2,220,521
                                                 ============    ============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                         Liquidity and Capital Resources

The Registrant's operations are seasonal with the highest volume of sales occurring in the first quarter of each calendar year. The second quarter has, historically, had marginal financial performance. Accordingly, the Registrant experienced an improvement in its financial condition as of June 30, 2001 when compared with its fiscal year-end of December 31, 2000. The primary effect of this seasonal period was an increase in cash and accumulated earnings.

A capital distribution from the Registrant to its parent company of $1,300,000 has been paid.

The Registrant's loan agreement for its existing debt provides for an additional $5,000,000 from the same lender if the Registrant remains in compliance with certain financial covenants (see Note 5. Notes Payable of the Notes to Financial Statements in Part I, Item 1 of this Form 10-Q, which is incorporated herein by reference).

The Registrant is constructing new laundry and warehouse facilities to replace a structure that was damaged by fire in January of this year. The projected cost for this project (net of insurance proceeds) is $800,000. An additional fire in June of this year at the resort's conference center was minor and covered by insurance. There were no other significant capital additions or improvements during the six months ended June 30, 2001 and no other major capital projects are anticipated in the remaining fiscal period. Future operating costs and planned expenditures for capital additions and improvements should be funded by the Registrant's current cash reserves, cash generated by resort operations or by additional funds, if available, from it's current lender discussed above.


                              Results of Operations

Total revenues increased $276,000, or 2%, for the second quarter of 2001 when compared with the same period in 2000. Total revenues increased $2,572,000, or 8%, for the first six months of 2001 when compared with the same period in 2000. These improvements resulted from higher average daily room rates and numbers of guests in the resort for the current periods when compared to the same periods the prior year. Anticipated occupied room nights for the remainder of 2001 are expected to be lower than the prior year's level due to the slowdown in the nation's economy. Projections for occupied room nights in the year 2002 and subsequent fiscal periods are expected to remain at the resort's current volume of business.

Net income for the second quarter of 2001 decreased $369,000, or 35%, from the net income for the same period in 2000. This decrease was a result of minor increases in various operating and administrative costs and revenues that remained substantially unchanged for the current period when compared to the prior year's. The net income for the first six months of 2001 increased $678,000, or 12%, from the net income for the same period in 2000. This improvement resulted primarily from higher first quarter sales, offset partially by increased operating costs, when compared to its same period the prior year.

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

The average occupancies for the Rental Pool for the quarters ended June 30, 2001 and 2000 were 56% for both periods. The average distributions of net rental income per participating condominium unit for the same periods were $2,949 and $2,892, respectively. The increase in the average distribution of net rental income was directly related to higher Rental Pool revenues, offset partially by increased travel agent fees, which increased the total amount available for distribution for the current quarter when compared to the same period the prior year.

Item 6. Exhibits and Reports on Form 8-K

         (b) The Registrant was not required to file a Form 8-K during the six months ended June 30, 2001.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 SADDLEBROOK RESORTS, INC.
                                                ----------------------------
                                                        (Registrant)


Date:  August 14, 2001                               /s/ Donald L. Allen
      -------------------                       ----------------------------
                                                       Donald L. Allen
                                                Vice President and Treasurer
                                                   (Principal Financial and
                                                     Accounting Officer)