Form 10-Q
period 2001-09-30
SADDLEBROOK RESORTS INC
filed 2001-11-13
CIK 313151

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(Mark one)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934
     For the quarterly period ended September 30, 2001
                                          OR
 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
     For the transition period from            to
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

                                      INDEX
                                                                            Page
PART I - FINANCIAL INFORMATION

    Item 1.  Financial Statements

        Saddlebrook Resorts, Inc.
           Balance Sheets at September 30, 2001 and December 31, 2000          3
           Statements of Operations for the three months and nine
             months ended September 30, 2001 and 2000                          4
           Statements of Cash Flows for the nine months ended
             September 30, 2001 and 2000                                       5
           Notes to Financial Statements                                       6

        Saddlebrook Rental Pool Operation
           Balance Sheets at September 30, 2001 and December 31, 2000          8
           Statements of Operations for the three months and nine
             months ended September 30, 2001 and 2000                          9
           Statements of Changes in Participants' Fund Balance for
             the nine months ended September 30, 2001 and 2000                10

    Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        Saddlebrook Resorts, Inc.                                             11
        Saddlebrook Rental Pool Operation                                     12


PART II - OTHER INFORMATION

     Item 6. Exhibits and Reports on Form 8-K                                 12

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
                            SADDLEBROOK RESORTS, INC.
                                 BALANCE SHEETS

                                                    September 30,
                                                        2001         December 31,
                                                     (Unaudited)         2000
                                                    -------------   -------------
        Assets
Current assets:
  Cash and cash equivalents                          $10,522,702     $ 8,109,135
  Escrowed cash                                           56,735         298,912
  Short-term investments                                 300,000         345,300
  Short-term escrowed investments                        199,150          96,979
  Accounts receivable, net                               861,480       3,718,729
  Due from related parties                               869,153         159,406
  Inventory and supplies                               1,877,197       1,977,469
  Prepaid expenses and other assets                      493,551         405,179
                                                     -----------     -----------
    Total current assets                              15,179,968      15,111,109
Long-term escrowed investments                            99,676         495,499
Property, buildings and equipment, net                25,321,842      24,836,026
Deferred charges, net                                    467,431         497,266
                                                     -----------     -----------
                                                     $41,068,917     $40,939,900
                                                     ===========     ===========
        Liabilities and Shareholder's Equity
Current liabilities:
  Current portion of notes payable                   $ 1,257,143     $ 1,186,270
  Escrowed deposits                                      355,561         891,390
  Accounts payable                                     1,638,061         877,581
  Accrued rental distribution                            353,333       1,512,299
  Accrued expenses and other liabilities               3,160,435       2,555,838
  Guest deposits                                       2,101,663       2,763,681
  Due to related parties                                 634,837         646,348
                                                     -----------     -----------
    Total current liabilities                          9,501,033      10,433,407
Notes payable due after one year                      21,391,693      22,343,335
                                                     -----------     -----------
    Total liabilities                                 30,892,726      32,776,742
                                                     -----------     -----------
Shareholder's equity:
  Common stock, $1.00 par value, 100,000 shares
   authorized and outstanding                            100,000         100,000
  Additional paid-in capital                           1,013,127       1,013,127
  Accumulated earnings                                 9,063,064       7,050,031
                                                     -----------     -----------
    Total shareholder's equity                        10,176,191       8,163,158
                                                     -----------     -----------
                                                     $41,068,917     $40,939,900
                                                     ===========     ===========

               The accompanying Notes to Financial Statements are
                 an integral part of these financial statements

                            SADDLEBROOK RESORTS, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                  Three months ended        Nine months ended
                                     September 30,             September 30,
                               ------------------------  ------------------------
                                   2001         2000         2001         2000
                              -----------  -----------  -----------  -----------

Revenues                       $ 5,501,434  $ 8,571,232  $39,133,748  $39,631,954
                                ----------   ----------   ----------   ----------

Costs and expenses:
  Operating costs                5,457,910    6,719,074   26,291,026   26,146,300
  Sales and marketing              689,620      664,671    2,707,937    2,633,536
  General and administrative     1,182,536    1,075,786    3,903,977    3,351,304
  Depreciation and amortization    537,234      494,964    1,582,837    1,512,079
  Interest                         439,210      465,079    1,334,938    1,396,845
                                ----------   ----------   ----------   ----------
    Total costs and expenses     8,306,510    9,419,574   35,820,715   35,040,064
                                ----------   ----------   ----------   ----------

Net income (loss)               (2,805,076)    (848,342)   3,313,033    4,591,890

Distribution to shareholder           -            -      (1,300,000)        -

Accumulated earnings at
 beginning of period            11,868,140    8,287,761    7,050,031    2,847,529
                                ----------   ----------   ----------   ----------

Accumulated earnings at
 end of period                 $ 9,063,064  $ 7,439,419  $ 9,063,064  $ 7,439,419
                                ==========   ==========   ==========   ==========

               The accompanying Notes to Financial Statements are
                 an integral part of these financial statements

                            SADDLEBROOK RESORTS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                           Nine months ended
                                                              September 30,
                                                      ----------------------------
                                                           2001           2000
                                                      -------------  -------------
Operating activities:
  Net income                                           $ 3,313,033    $ 4,591,890
  Non-cash items included in net income:
    Provision for doubtful accounts                         37,080         37,080
    Depreciation and amortization                        1,582,837      1,512,079
    Loss (gain) on sale of assets                              169         (2,132)
  Decrease (increase) in:
    Accounts receivable                                  2,820,169        (75,266)
    Inventory and supplies                                 100,272         26,326
    Prepaid expenses and other assets                      (88,372)       183,147
  Increase (decrease) in:
    Accounts payable                                       760,480       (569,019)
    Accrued expenses and other liabilities              (1,216,387)      (581,335)
                                                       -----------    -----------
                                                         7,309,281      5,122,770
                                                       -----------    -----------
Investing activities:
  Decrease in short-term investments                        45,300           -
  Proceeds from sale of assets                                  25          9,000
  Capital expenditures                                  (2,039,012)    (1,660,730)
                                                       -----------    -----------
                                                        (1,993,687)    (1,651,730)
                                                       -----------    -----------
Financing activities:
  Payments on notes payable                               (880,769)      (815,461)
  Distribution to shareholder                           (1,300,000)          -
  Net payments to related parties                         (721,258)       384,056
                                                       -----------    -----------
                                                        (2,902,027)      (431,405)
                                                       -----------    -----------
Net increase in cash                                     2,413,567      3,039,635
Cash at beginning of period                              8,109,135      5,551,280
                                                       -----------    -----------

Cash at end of period                                  $10,522,702    $ 8,590,915
                                                       ===========    ===========

Supplemental disclosure:
  Cash paid for interest                               $ 1,339,936    $ 1,403,524


         The accompanying Notes to Financial Statements are an integral part of these financial statements.

                            SADDLEBROOK RESORTS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1. Basis of Presentation

The accompanying balance sheet for September 30, 2001, and statements of operations and cash flows for the periods ended September 30, 2001 and 2000, are unaudited but reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature.

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


Note 2. Accounts Receivable

                                                     September 30,
                                                         2001         December 31,
                                                      (Unaudited)         2000
                                                     -------------   -------------
  Trade accounts receivable                           $   947,937     $ 3,783,801
  Less reserve for bad debts                              (86,457)        (65,072)
                                                      -----------     -----------

                                                      $   861,480     $ 3,718,729
                                                      ===========     ===========


Note 3. Property, Buildings and Equipment

                                                     September 30,
                                                         2001         December 31,
                                                      (Unaudited)         2000
                                                     -------------   -------------
  Land and land improvements                          $ 4,412,746     $ 4,412,746
  Buildings and recreational facilities                23,753,358      23,689,312
  Machinery and equipment                              12,828,911      11,848,663
  Construction in progress                              1,000,429          90,715
                                                      -----------     -----------
                                                       41,995,444      40,041,436
  Less accumulated depreciation                       (16,673,602)    (15,205,410)
                                                      -----------     -----------

                                                      $25,321,842     $24,836,026
                                                      ===========     ===========

The Registrant's property, buildings and equipment are pledged as security for its debt (see Note 5).


Note 4. Deferred Charges

                                                     September 30,
                                                         2001         December 31,
                                                      (Unaudited)         2000
                                                     -------------   -------------
  Debt issue costs                                    $   596,716     $   596,716
  Less accumulated amortization                          (129,285)        (99,450)
                                                      -----------     -----------

                                                      $   467,431     $   497,266
                                                      ===========     ===========



Note 5. Notes Payable

                                                     September 30,
                                                         2001         December 31,
                                                      (Unaudited)         2000
                                                     -------------   -------------
  Note payable due June 30, 2013                      $22,593,621     $23,456,539
  Capital lease obligation                                 55,215          73,066
                                                      -----------     -----------
                                                       22,648,836      23,529,605
  Less current portion                                 (1,257,143)     (1,186,270)
                                                      -----------     -----------

                                                      $21,391,693     $22,343,335
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

                        SADDLEBROOK RENTAL POOL OPERATION
                                 BALANCE SHEETS


                                DISTRIBUTION FUND

                                                     September 30,
                                                         2001         December 31,
                                                      (Unaudited)         2000
                                                     -------------   -------------
        Assets
Receivable from Saddlebrook Resorts, Inc.             $   483,484     $ 1,551,111
                                                      ===========     ===========

        Liabilities and Participants' Fund Balance
Due to participants for rental pool distribution      $   413,817     $ 1,290,258
Due to maintenance escrow fund                             69,667         260,853
Participants' fund balance                                   -               -
                                                      -----------     -----------

                                                      $   483,484     $ 1,551,111
                                                      ===========     ===========



                             MAINTENANCE ESCROW FUND

                                                     September 30,
                                                         2001         December 31,
                                                      (Unaudited)         2000
                                                     -------------   -------------
        Assets
Cash and cash equivalents                             $    35,885     $   282,562
Investments                                               298,826         592,478
Receivables:
  Distribution fund                                        69,667         260,853
  Owner payments                                           62,834            -
  Interest                                                  7,904          17,774
Linen inventory                                           264,199         250,360
Prepaid expenses and other assets                       1,727,936       1,620,786
                                                      -----------     -----------

                                                      $ 2,467,251     $ 3,024,813
                                                      ===========     ===========


        Liabilities and Participants' Fund Balance
Accounts payable                                      $   249,314     $   194,435
Participants' fund balance                              2,217,937       2,830,378
                                                      -----------     -----------

                                                      $ 2,467,251     $ 3,024,813
                                                      ===========     ===========

                        SADDLEBROOK RENTAL POOL OPERATION
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                  Three months ended        Nine months ended
                                     September 30,             September 30,
                               ------------------------  ------------------------
                                   2001         2000         2001         2000
                               -----------  -----------  -----------  -----------

Rental pool revenues           $ 1,243,838  $ 2,398,744  $12,355,510  $12,504,345
                                ----------   ----------   ----------   ----------

Deductions:
  Marketing expense                 93,288      179,906      926,664      937,826
  Management expense               155,480      299,843    1,544,439    1,563,043
  Travel agent commissions          53,739      124,719      593,815      602,468
  Credit card expense               21,738       43,071      148,977      170,023
                                ----------   ----------   ----------   ----------
                                   324,245      647,539    3,213,895    3,273,360
                                ----------   ----------   ----------   ----------

Net rental income                  919,593    1,751,205    9,141,615    9,230,985
Less operator share of net
 rental income                    (413,817)    (788,042)  (4,113,727)  (4,153,943)
Other revenues (expenses):
  Complimentary room revenues       24,335       20,833       80,478       76,050
  Minor repairs and replacements   (46,627)     (24,279)    (135,665)     (85,600)
                                ----------   ----------   ----------   ----------

Amount available for
 distribution                  $   483,484  $   959,717  $ 4,972,701  $ 5,067,492
                                ==========   ==========   ==========   ==========

                        SADDLEBROOK RENTAL POOL OPERATION
               STATEMENTS OF CHANGES IN PARTICIPANTS' FUND BALANCE
                                   (Unaudited)


                                DISTRIBUTION FUND

                                                           Nine months ended
                                                              September 30,
                                                      ----------------------------
                                                           2001           2000
                                                      -------------  -------------
Balance at beginning of period                         $     -        $     -

Additions:
  Amount available for distribution                      4,972,701      5,067,492

Reductions:
  Amount withheld for maintenance escrow fund             (858,974)      (913,549)
  Amount accrued or paid to participants                (4,113,727)    (4,153,943)
                                                        ----------     ----------

Balance at end of period                               $     -        $     -
                                                       ===========    ===========



                             MAINTENANCE ESCROW FUND

                                                           Nine months ended
                                                              September 30,
                                                      ----------------------------
                                                           2001           2000
                                                      -------------  -------------
Balance at beginning of period                         $ 2,830,378    $ 1,719,802

Additions:
  Amount withheld from distribution fund                   858,974        913,549
  Unit owner payments                                      725,077        977,731
  Interest earned                                           11,431         36,382

Reductions:
  Escrow account refunds                                   (72,932)       (79,474)
  Maintenance charges                                     (451,456)      (183,439)
  Unit renovations                                      (1,607,532)      (873,896)
  Linen replacement                                        (76,003)       (69,816)
                                                        ----------     ----------

Balance at end of period                               $ 2,217,937    $ 2,440,839
                                                       ===========    ===========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                         Liquidity and Capital Resources

The Registrant's operations are seasonal with the highest volume of sales occurring in the first quarter of each calendar year. The third quarter has historically produced the lowest volume of sales. Consequently, the Registrant's financial condition declined during the third quarter of 2001. However, due to the earlier seasonal period, the Registrant's financial condition at September 30, 2001 is improved when compared with its fiscal year-end of December 31, 2000. The primary effect of this seasonal period was an increase in cash and accumulated earnings.

A capital distribution from the Registrant to its parent company of $1,300,000 has been paid.

The Registrants loan agreement for its existing debt provides for an additional $5,000,000 from the same lender if the Registrant remains in compliance with certain financial covenants (see Note 5. Notes Payable of the Notes to Financial Statements in Part I, Item 1 of this Form 10-Q, which is incorporated herein by reference).

The Registrant is constructing new laundry and warehouse facilities to replace a structure that was damaged by fire in January of this year. The projected cost for this project (net of insurance proceeds) is $800,000. Another fire occurred in June of this year at the resort's conference center resulting in minor damage that was covered by insurance. There were no other significant capital additions or improvements during the nine months ended September 30, 2001 and no other major capital projects are anticipated in the remaining fiscal period. Future operating costs and planned expenditures for capital additions and improvements should be funded by the Registrant's current cash reserves, cash generated by resort operations or by additional funds, if available, from it's current lender discussed above.


                              Results of Operations

Total revenues decreased $3,070,000, or 36%, for the third quarter of 2001 when compared with the same period in 2000. Total revenues decreased $498,000, or 1%, for the first nine months of 2001 when compared with the same period in 2000. These decreases resulted from fewer occupied unit nights and numbers of guests in the resort for the current periods when compared to the same periods the prior year. Anticipated occupied room nights for the remainder of 2001 are expected to be lower than the prior year's level due to the continued slowdown in the nation's economy and concerns about national security that have adversely affected travel. Projections for occupied room nights in the year 2002 and subsequent fiscal periods are expected to be slightly lower than the resort's current volume of business pending an improvement in national concerns.

A net loss for the third quarter of 2001 increased $1,957,000, or 231%, from the net loss for the same period in 2000. This increase in the net loss was a direct result of lower revenues for the current period when compared to the prior year's. The net income for the first nine months of 2001 decreased $1,279,000, or 28%, from the net income for the same period in 2000. This decrease was a result of the third quarter's net loss which offset increased business from the first two quarters, when compared to the same periods the prior year.

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

The average occupancies for the Rental Pool for the quarters ended September 30, 2001 and 2000 were 27% and 40%, respectively. The average distributions of net rental income per participating condominium unit for the same periods were $881 and $1,757, respectively. The decrease in the average distribution of net rental income was directly related to lower Rental Pool revenues which decreased the net amount available for distribution for the current quarter when compared to the same period the prior year.


Item 6. Exhibits and Reports on Form 8-K

  (b) The Registrant was not required to file a Form 8-K during the nine months ended September 30, 2001.



                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                 SADDLEBROOK RESORTS, INC.
                                                 -------------------------
                                                        (Registrant)



Date:  November 13, 2001                            /s/ Donald L. Allen
      -------------------                       -------------------------
                                                       Donald L. Allen
                                                Vice President and Treasurer
                                                   (Principal Financial and
                                                     Accounting Officer)