Form 10-K
period 2001-12-31
SADDLEBROOK RESORTS INC
filed 2002-03-29
CIK 313151

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

(Mark one)
  (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal period ended December 31, 2001
                                         OR
  ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from            to
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

At December 31, 2001, there were approximately 710 persons employed by the Registrant. Management's relationship with employees is excellent and there are no collective bargaining agreements.

Item 2. Properties

Saddlebrook Resort is located in south Pasco County, near Tampa, Florida. The property originally consisted of approximately 330 acres which the Registrant purchased in July 1979. In addition, approximately 170 and 11 adjoining acres were purchased and added to the Saddlebrook project in 1984 and 1985, respectively. The Registrant's property was approved for 950 residential and condominium units.

A portion of the Registrant's property that was being developed as residential single family and cluster homes and improved residential lots, known as Fairway Village, was deeded to PREI in November 1988 (see Item 1. Business of this Form 10-K, which is incorporated herein by reference).

Property improvements for the resort consist of condominium units which were sold or are for sale to outside parties of which there were 549 rental units participating in a rental pooling program at December 31, 2001 (see Exhibit 28 - Interest Being Registered of this Form 10-K, which is incorporated herein by reference).

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

Condominium units that were developed and sold by the Registrant are deemed to be securities due to the rental pool feature (see Exhibit 28 - Interest Being Registered of this Form 10-K, which is incorporated herein by reference). However, there is no market for such securities other than the normal real estate market. Since it is real estate, no dividends have been paid or will be paid related to the registered securities.

Item 6. Selected Financial Data

                                                             Year ended December 31,
                          --------------------------------------------------------------------------------------------
                              2001                2000                1999                1998                 1997
                          ------------        ------------        ------------        ------------        ------------
Operating revenues        $ 46,185,000        $ 52,782,000        $ 49,704,000        $ 48,395,000        $ 41,753,000

Net income                   3,387,000           4,203,000           2,336,000           5,675,000           3,133,000

Dividends Paid              1,300,000                  --            3,800,000           2,707,000           1,653,000

Total assets                37,558,000          40,940,000          37,773,000          40,956,000          32,707,000

Notes payable               22,343,000          23,530,000          24,628,000          25,530,000          18,687,000

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

                         Liquidity and Capital Resources

The Registrant obtained financing from a third-party lender in June 1998, which replaced its prior debt. The financing has a fixed annual interest rate of 7.7%, monthly principal and interest payments of approximately $244,000 and matures on July 1, 2013. The current debt contains additional financing from the same lender of $5,000,000 provided the Registrant remains in compliance with certain financial covenants (see Note 7 Notes Payable of the Notes to Financial Statements in Item 8 of this Form 10-K, which is incorporated herein by reference).

Construction of Saddlebrook Resort was substantially complete as of December 1982. During the fiscal period ended December 31, 2001, the Registrant made improvements to its main conference center building and repaired a portion of it that was damaged by a minor fire at a aggregate anticipated cost of approximately $3,498,000 before application of related insurance proceeds of $2,630,000. The Registrant also commenced construction of new laundry and warehouse facilities to replace a structure that was damaged by a separate fire. The anticipated cost for this project is approximately $1,800,000, before application of related insurance proceeds of $923,000. During the fiscal periods ended December 31, 1999 and 2000, the Registrant constructed a new facility which expanded its group function space by 18,000 square feet. This structure, named the Grand Pavilion, was completed in the spring of 2000 at a cost of approximately $2,060,000. There were no other major capital additions or improvements during the fiscal years ended December 31, 2001, 2000 and 1999.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Significant capital expenditures are not anticipated in the next year. Future operating costs and planned expenditures for minor capital additions and improvements will be funded by the resort operations of the Registrant or by additional funds available under the Registrant's debt agreement discussed above.

Management is not aware of any environmental matters that are currently present.

The Registrant's operations are not considered to be dependent on any individual or small group of customers, the loss of whom would have a material adverse effect.

There are no adverse purchase or other commitments outstanding as of December 31, 2001.

                              Results of Operations

Revenues for the fiscal years ended December 31, 2001, 2000 and 1999 were comprised of the following areas of operation:

                                          Year ended December 31,
                                         ------------------------
                                          2001     2000     1999
                                         ------   ------   ------
      Hotel revenues                        51%      51%      49%

      Merchandise sales                     35       35       37

      Club fees                             13       13       13

      Other income                           1        1        1
                                         ------   ------   ------
                                           100%     100%     100%
                                         ======   ======   ======

Total revenues decreased $6,597,000 or 13% for the fiscal year ended December 31, 2001 when compared with the previous year. This decrease resulted from fewer occupied unit nights in the resort, partially offset by a slightly higher average daily room rate, for the current year when compared to the prior year. This downturn in business was concentrated in the second half of the current year due to the slowdown in the nation's economy and concerns about national security that adversely affected travel. Total revenues increased $3,078,000 or 6% for the fiscal year ended December 31, 2000 when compared with its previous year. This improvement was the result of increases in both occupied unit nights and the average daily rate at the resort, for that fiscal period when compared to its prior period. Projections for occupied room nights in the year 2002 and subsequent fiscal periods are expected to be lower than the resort's current volume of business pending an improvement in national concerns.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Net income decreased $815,000 or 19% for the fiscal year ended December 31, 2001 when compared with the previous year. This decrease is a result of lower revenues which were mitigated by cost-control measures implemented to reduced operating and administrative expenses during the second half of the year. The net income for the fiscal year ended December 31, 2000 increased $1,867,000 or 80% when compared with its prior year. This improvement was a direct result of the increased revenues which were offset by increases in general costs of operation.

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

In management's estimation, the effects of inflation and changing prices on the Registrant's results of operations were negligible in 2001, 2000 and 1999.

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

The average occupancies for the Rental Pool for fiscal 2001, 2000 and 1999 were 44%, 53% and 52%, respectively. The average distributions of Net Rental Income per participating rental unit for fiscal 2001, 2000 and 1999 were $10,289, $12,122 and $11,394, respectively.

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

The Registrant does not believe its accounting principles are currently subject to significant estimates which would materially impact its financial statements referenced herein.

Item 9. Changes in and Disagreements on Accounting and Financial Disclosure

Not applicable.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

The Directors and Executive Officers of the Registrant are as follows:

       Name                  Position                     Background
------------------    ----------------------    --------------------------------
Thomas L. Dempsey     Chairman of the Board,    Chairman of the Board, Penton
Age 75                and Chief Executive       Publishing, Inc., Cleveland, OH,
29822 Fairway Dr.     Officer                   Vice President and Director,
Wesley Chapel, FL                               Pittway Corp., Northbrook, IL

Eleanor Dempsey       Vice Chairman of the      Wife of Thomas Dempsey
29822 Fairway Dr.     Board
Wesley Chapel, FL

Richard Boehning      Director and President    General Manager, Doral Hotel
Age 67                                          and Country Club, Miami, FL
5017 Pinelake Rd.
Wesley Chapel, FL

Gregory R. Riehle     Director, Vice President  Son-in-law of Thomas Dempsey,
Age 45                and Secretary             Attorney, Shumaker, Loop &
30338 Laurelwood Ln.                            Kendrick, Tampa, FL
Wesley Chapel, FL

Maureen Dempsey       Director, Vice President  Daughter of Thomas Dempsey,
Age 43                and Assistant Secretary   President, Saddlebrook
29812 Fairway Dr.                               International Tennis, Inc.
Wesley Chapel, FL

Diane L. Riehle       Director, Vice President  Daughter of Thomas Dempsey,
Age 41                and Assistant Secretary   Regional Sales Manager,
30338 Laurelwood Ln.                            Saddlebrook Resorts, Inc.
Wesley Chapel, FL

Donald L. Allen       Vice President and        Controller, Kiawah Island,
Age 62                Treasurer                 Charleston, SC
1314 Foxwood Dr.
Lutz, FL

Robert A. Shaw        Assistant Treasurer and   Controller, Gulf Shores
Age 45                Corporate Controller      Plantation, Gulf Shores, AL,
5404 Saddlebrook Way                            CPA, Price Waterhouse,
Wesley Chapel, FL                               Indianapolis, IN

Item 11. Executive Compensation

The directors and executive officers of the Registrant as of December 31, 2001 are listed in Item 10 of this Form 10-K, which is incorporated herein by reference. The aggregate remuneration from the Registrant for all directors and executive officers for the fiscal year ended December 31, 2001 was $1,238,000. Of this amount, the Registrant's compensation to Thomas Dempsey was $217,000, Eleanor Dempsey was $170,000, Richard Boehning was $278,000, Maureen Dempsey was $182,000 and Diane Riehle was $182,000. No other director or executive officer received compensation from the Registrant in excess of $100,000.

Directors and executive staff are allowed to use the Registrant's resort facilities and are provided various discounts on related purchases in accordance with hospitality industry standards. The Registrant had no other compensation plans for directors and executive officers at December 31, 2001.

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

Item 13. Certain Relationships and Related Transactions

As of December 31, 2001, present and past executive officers and/or directors of the Registrant have personally accounted for real estate sales totaling $2,748,000 since inception of the project. Other relationships and related transactions are described in Note 9 Related Party Transactions of the Notes to Financial Statements in Item 8 of this Form 10-K, which is incorporated herein by reference.

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

(b) The Registrant was not required to file a Form 8-K during the year ended December 31, 2001.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       SADDLEBROOK RESORTS, INC.
                                              (Registrant)



Date: April 1, 2002                      /s/ Donald L. Allen
                                     -----------------------------
                                            Donald L. Allen
                                     Vice President and Treasurer
                                       (Principal Financial and
                                          Accounting Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 1, 2002.



          /s/ Thomas L. Dempsey                      /s/ Richard Boehning
    -----------------------------------        --------------------------------
            Thomas L. Dempsey                          Richard Boehning
          Chairman of the Board                     Director and President
      (Principal Executive Officer)



          /s/ Gregory R. Riehle                       /s/ Robert A. Shaw
    -----------------------------------        --------------------------------
            Gregory R. Riehle                           Robert A. Shaw
        Director and Vice President                   Assistant Treasurer
                                                    and Corporate Controller

SADDLEBROOK RESORTS, INC.

INDEX TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                                                                                                PAGE(S)
Financial Statements

     SADDLEBROOK RESORTS, INC.

         Report of Independent Certified Public Accountants                                       11
         Balance Sheets at December 31, 2001 and 2000                                             12
         Statements of Income for each of the three years in the period
              ended December 31, 2001                                                             13
         Statements of Changes in Shareholder's Equity for each of the
              three years in the period ended December 31, 2001                                   14
         Statements of Cash Flows for each of the three years in the
              period ended December 31, 2001                                                      15
         Notes to Financial Statements                                                           16-22

     SADDLEBROOK RENTAL POOL OPERATION

         Report of Independent Certified Public Accountants                                       23
         Balance Sheets at December 31, 2001 and 2000                                             24
         Statements of Operations for each of the three years in the period
              ended December 31, 2001                                                             25
         Statements of Changes in Participants' Fund Balance for each of
              the three years in the period ended December 31, 2001                               26
         Notes to Financial Statements                                                            27

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholder of Saddlebrook Resorts, Inc.

In our opinion, the accompanying balance sheets and the related statements of income, of changes in shareholder's equity and of cash flows present fairly, in all material respects, the financial position of Saddlebrook Resorts, Inc. at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/S/ PricewaterhouseCoopers LLP
    Tampa, Florida
    March 15, 2002

SADDLEBROOK RESORTS, INC.

BALANCE SHEETS

                                                                              DECEMBER 31,
                                                                    --------------------------------
                                                                        2001                2000
                                                                    ------------        ------------
ASSETS
Current assets:
   Cash and cash equivalents                                        $  6,724,259        $  8,109,135
   Escrowed cash                                                         217,550             298,912
   Short-term investments                                                     --             345,300
   Short-term escrowed investments                                           989              96,979
   Trade accounts receivable, net of allowances for
       doubtful accounts of $19,142 and $65,000                        1,681,780           3,718,729
   Due from related parties                                              849,952             159,406
   Resort inventory and supplies                                       1,834,400           1,977,469
   Prepaid expenses and other assets                                     516,923             405,179
                                                                    ------------        ------------
     Total current assets                                             11,825,853          15,111,109

Long-term investments                                                    300,000                  --
Long-term escrowed investments                                                --             495,499
Property, buildings and equipment, net                                24,974,266          24,836,026
Deferred charges, net of accumulated amortization of
       $140,000 and $100,000                                             457,486             497,266
                                                                    ------------        ------------
     Total assets                                                   $ 37,557,605        $ 40,939,900
                                                                    ============        ============
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
   Current portion of notes payable                                 $  1,281,697        $  1,186,270
   Escrowed deposits                                                     218,540             891,390
   Accounts payable                                                      704,018             877,581
   Accrued rental distribution                                           247,692           1,512,299
   Accrued expenses and other liabilities                              2,176,962           2,555,838
   Guest deposits                                                      1,411,575           2,763,681
   Due to related parties                                                205,282             646,348
                                                                    ------------        ------------
     Total current liabilities                                         6,245,766          10,433,407

Notes payable due after one year                                      21,061,638          22,343,335
                                                                    ------------        ------------
     Total liabilities                                                27,307,404          32,776,742
                                                                    ------------        ------------
Commitments and contingencies (Note 10)
Shareholder's equity:
   Common stock, $1 par, 100,000 shares authorized,                      100,000             100,000
       issued and outstanding
   Additional paid-in capital                                          1,013,127           1,013,127
   Retained earnings                                                   9,137,074           7,050,031
                                                                    ------------        ------------
     Total shareholder's equity                                       10,250,201           8,163,158
                                                                    ------------        ------------
         Total liabilities and shareholder's equity                 $ 37,557,605        $ 40,939,900
                                                                    ============        ============

   The accompanying notes are an integral part of these financial statements.

SADDLEBROOK RESORTS, INC.

STATEMENTS OF INCOME

                                                                          YEAR ENDED
                                                                         DECEMBER 31,
                                                         2001                2000                1999
                                                     ------------        ------------        ------------
Resort revenues (Note 8)                             $ 46,184,832        $ 52,781,765        $ 49,703,533
                                                     ------------        ------------        ------------

Cost and expenses:
   Operating costs of resort (Note 8)                  31,089,979          35,766,731          34,689,429
   Sales and marketing                                  3,229,921           3,897,922           3,781,059
   General and administrative                           4,623,742           5,003,277           5,256,616
   Depreciation and amortization                        2,087,341           2,057,050           1,755,644
   Interest                                             1,766,806           1,854,283           1,885,218
                                                     ------------        ------------        ------------

    Total costs and expenses                           42,797,789          48,579,263          47,367,966
                                                     ------------        ------------        ------------

Net income                                           $  3,387,043        $  4,202,502        $  2,335,567
                                                     ============        ============        ============


   The accompanying notes are an integral part of these financial statements.

SADDLEBROOK RESORTS, INC.

STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY

                                                 ADDITIONAL                         TOTAL
                                   COMMON         PAID-IN         RETAINED       SHAREHOLDER'S
                                   STOCK          CAPITAL         EARNINGS         EQUITY
                                ------------    ------------    ------------     ------------
Balance at December 31, 1999    $    100,000    $  1,013,127    $  2,847,529     $  3,960,656

Net income                                --              --       4,202,502        4,202,502
                                ------------    ------------    ------------     ------------
Balance at December 31, 2000         100,000       1,013,127       7,050,031        8,163,158

Net income                                --              --       3,387,043        3,387,043

Distributions to shareholder              --              --      (1,300,000)      (1,300,000)
                                ------------    ------------    ------------     ------------
Balance at December 31, 2001    $    100,000    $  1,013,127    $  9,137,074     $ 10,250,201
                                ============    ============    ============     ============



   The accompanying notes are an integral part of these financial statements.

SADDLEBROOK RESORTS, INC.

STATEMENTS OF CASH FLOWS


                                                                         Year ended
                                                                         December 31,
                                                         2001               2000               1999
                                                      ------------       ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                          $  3,387,043       $  4,202,502       $  2,335,567
  Adjustments to reconcile net income to net
      cash provided by operating activities:
  Depreciation and amortization                          2,087,341          2,057,050          1,755,644
  Loss (gain) on disposal of property, buildings
      and equipment                                            166             (2,132)             1,188
  Provision for doubtful accounts                               --             49,348             12,844
  Change in assets and liabilities:
    (Increase) decrease in:
         Escrowed cash                                      81,362             73,192           (280,778)
         Investments                                        45,300           (345,300)                --
         Escrowed investments                              591,489              1,326          1,085,008
         Trade accounts receivable                       2,036,949           (893,515)         2,297,749
         Resort inventory and supplies                     143,069           (144,931)          (250,050)
         Prepaid expenses and other assets                (111,744)           145,651            119,813
  Increase (decrease) in:
         Escrowed deposits                                (672,850)           (74,518)          (804,230)
         Accounts payable                                 (173,563)          (637,582)           (83,541)
         Accrued rental distribution                    (1,264,607)            80,998           (181,841)
         Accrued expenses and other liabilities           (378,876)          (366,099)           702,532
         Guest deposits                                 (1,352,106)           854,164            (78,966)
                                                      ------------       ------------       ------------
  Net cash provided by operating activities              4,418,973          5,000,154          6,630,939
                                                      ------------       ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of equipment                              --              9,000              1,625
  Insurance proceeds from loss of capital assets         1,938,657                 --                 --
  Capital expenditures                                  (4,124,624)        (1,930,137)        (4,587,029)
                                                      ------------       ------------       ------------
    Net cash used in investing activities               (2,185,967)        (1,921,137)        (4,585,404)
                                                      ------------       ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on notes payable                             (1,186,270)        (1,097,965)        (1,025,244)
  Distribution to shareholder                           (1,300,000)                --         (3,800,000)
  Financing costs                                               --                 --            (15,438)
  Due to/from related parties                           (1,131,612)           576,803           (257,578)
                                                      ------------       ------------       ------------
    Net cash used in financing activities               (3,617,882)          (521,162)        (5,098,260)
                                                      ------------       ------------       ------------

Net (decrease) increase in cash and cash
equivalents                                             (1,384,876)         2,557,855         (3,052,725)
Cash and cash equivalents, beginning of year             8,109,135          5,551,280          8,604,005
                                                      ------------       ------------       ------------
Cash and cash equivalents, end of year                $  6,724,259       $  8,109,135       $  5,551,280
                                                      ============       ============       ============
SUPPLEMENTAL DISCLOSURE:
Cash paid for interest                                $  1,772,379       $  1,854,283       $  1,942,398
NON-CASH FINANCING AND INVESTING ACTIVITIES:
Capital lease obligation                              $         --       $         --       $    123,229


   The accompanying notes are an integral part of these financial statements.

SADDLEBROOK RESORTS, INC.

NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


1. ORGANIZATION AND BUSINESS:

     Saddlebrook Resorts, Inc. (the "Company"), a wholly-owned subsidiary of Saddlebrook Holdings, Inc. ("SHI"), was incorporated in the State of Florida in June 1979 at which time it purchased a golf course and tennis complex, as well as certain undeveloped land, located in Pasco County, Florida, which was developed as a resort-condominium and residential homes project. Property improvements for the resort consist of condominiums which were sold or are for sale to outside parties. The majority of the condominium units sold are provided as hotel accommodations by their owners under a Rental Pool and Agency Appointment Agreement (the "Rental Pool"). The resort facilities include two 18 hole golf courses, 45 courts, three swimming pools, three restaurants, a 135,000 square foot convention facility with approximately 78,000 square feet of meeting space, a luxury health spa, a fitness center, shops and other facilities necessary for the operation of a luxury resort.

2. SIGNIFICANT ACCOUNTING POLICIES:

     A summary of the Company's significant accounting policies follows:

     Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Cash and Cash Equivalents

     All short-term highly liquid instruments purchased with an original maturity of three months or less are considered to be cash equivalents.

     Resort Inventory and Supplies

     Inventory includes operating materials and supplies and is accounted for at the lower of first-in, first-out cost or market.

     Investments

     Investments held at December 31, 2001 consist of a U.S. Treasury Security, bearing interest at 2.2% which matures in April 2002, and a certificate of deposit, bearing interest at 1.88%, which matures in June 2002. Investments are held to maturity, and recorded at amortized cost, which approximates fair market value. Escrowed investments relate to Rental Pool unit owner deposits for the maintenance reserve fund.

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

SADDLEBROOK RESORTS, INC.

NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

     Management periodically reviews the potential impairment of property, buildings and equipment in order to determine its proper carrying value as of each balance sheet date presented. Based on this review, there were no adjustments made to the carrying value of operating properties during the three years ended December 31, 2001.

     Deferred Charges

     In connection with the Company's refinancing of its debt during 1998, financing costs in the amount of $597,000 were incurred and capitalized. These financing costs are being amortized using a method that approximates the effective interest method over fifteen years, the life of the related debt outstanding.

     Amortization expense for deferred charges amounted to $40,000, $40,000 and $41,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

     Resort Revenues

     Resort revenues are recognized as the related service is performed and includes rental revenues for condominium units owned by third parties participating in the Rental Pool. If these rental units were owned by the Company, normal costs associated with ownership such as depreciation, real estate taxes, maintenance, and other costs would have been incurred. Instead, resort operating expenses for the years ended December 31, 2001, 2000 and 1999 include rental pool distributions to condominium unit owners approximating $5,659,000, $6,619,000 and $6,278,000, respectively.

     Income Taxes

     Effective February 1, 1990, the Company elected S Corporation status for federal and state income tax purposes. Taxable income and losses are ultimately passed through to the shareholders and, accordingly, no provision for income taxes has been made in the accompanying financial statements. As of December 31, 2001, the Company has approximately $470,000 in tax net operating loss carryforwards, which expire in 2002, available only to offset future C Corporation taxable income.

     Employee Benefit Plans

     Effective January 1, 2001, SRI sponsors a defined contribution plan (the "Plan"), which provides retirement benefits for all eligible employees who have elected to participate. Employees must fulfill a one year service requirement to be eligible. The Company currently matches one-half of the first 2% of an employee's contribution. Company contributions approximated $72,000 for the year ended December 31, 2001.

     Recent Accounting Pronouncements

     On October 3, 2001, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 144 ("FAS 144"), Accounting for the Impairment or Disposal of Long-Lived Assets. FAS 144 excludes goodwill from its scope and therefore, eliminates the requirement to allocate goodwill to long-lived assets to be tested for impairment. The provisions of FAS 144 will be effective for fiscal years beginning after December 15, 2001. The Company has not completed the process of evaluating the impact that will result from adopting FAS 144; however, currently does not believe its long-lived assets are impaired.

SADDLEBROOK RESORTS, INC.

NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


     Reclassifications

     Certain prior year balances have been reclassified to conform with current year presentation.

3. COMMON STOCK:

     At December 31, 2001 and 2000, the Company had 50,000 shares of voting common stock and 50,000 shares of nonvoting common stock authorized, issued and outstanding. The par value of the voting and nonvoting common stock was $1.00 at December 31, 2001 and 2000.

4. ESCROWED CASH:

     Escrowed cash, restricted as to use, is comprised of the following:


                                                                            DECEMBER 31,
                                                                          2001        2000
Rental pool unit owner deposits for maintenance reserve fund
     held in a bank account which bears an interest rate of 3.6%       $ 195,300    $ 282,562
Security deposits held on long-term rentals                               22,250       16,350
                                                                       ---------    ---------
                                                                       $ 217,550    $ 298,912
                                                                       =========    =========

5.       PROPERTY, BUILDINGS AND EQUIPMENT, NET:

     Property, buildings and equipment, consist of the following:

                                                ESTIMATED
                                                  USEFUL                DECEMBER 31,
                                                  LIVES           2001               2000

Land and land improvements                           --       $  4,412,746       $  4,412,746
Buildings and recreational facilities             10-40         23,792,806         23,689,312
Machinery and equipment                            2-15         12,480,733         11,848,663
Construction in progress                             --          1,191,540             90,715
                                                              ------------       ------------
                                                                41,877,825         40,041,436
Accumulated depreciation                                       (16,903,559)       (15,205,410)
                                                              ------------       ------------
                                                              $ 24,974,266       $ 24,836,026
                                                              ============       ============


     Substantially all property, buildings and equipment are mortgaged, pledged or otherwise subject to lien under loan agreements (Note 7).

     Depreciation expense amounted to $2,047,000, $2,017,000 and $1,715,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

SADDLEBROOK RESORTS, INC.

NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

     The Company leases equipment under an agreement which is classified as a capital lease. The equipment and obligations related to the lease are recorded at the present value of the minimum lease payments. During 2001 and 2000, the Company recorded approximately $9,000 and $7,000, respectively, of interest expense related to the lease. Depreciation is computed on a straight-line basis over the estimated useful life of the asset. Total depreciation expense on the asset under lease was approximately $24,000 during 2001 and 2000. Future minimum lease payments under this lease are payable as follows:


     2002                                     $       30,792
     2003                                             23,094
     2004 and thereafter                                  --
                                              --------------
                                                      53,886
     Less: amount representing interest               (4,943)
                                              --------------
                                              $       48,943
                                              ==============

     The Company also leases equipment under operating leases. Some of the leases contain annual renewal options after the initial lease term. Lease expense amounted to $269,000, $228,000 and $319,000 for the years ended December 31, 2001, 2000 and 1999, respectively. Future minimum lease payments under noncancelable operating leases with initial lease terms in excess of one year are as follows:


     2002                                    $       218,148
     2003                                            210,717
     2004                                            138,532
     2005                                            110,940
     2006 and thereafter                             138,675
                                             ---------------
                                             $       817,012
                                             ===============

6. ACCRUED EXPENSES AND OTHER LIABILITIES

     Accrued expenses and other liabilities consist of the following:

                                                  December 31,
                                               2001             2000

Accrued payroll and related expenses        $  836,277      $1,060,383
Accrued taxes                                   35,446          38,250
Accrued insurance                              513,812         864,164
Other accrued expenses and liabilities         791,427         593,041
                                            ----------      ----------
                                            $2,176,962      $2,555,838
                                            ==========      ==========

SADDLEBROOK RESORTS, INC.

NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


7. NOTES PAYABLE:

     Notes payable consists of the following:

                                                                      DECEMBER 31,
                                                                     2001       2000
Note payable to lender, 15 year term (maturity date of
July 1, 2013), 7.70% fixed interest rate, monthly ratable
principal and interest payments, secured by all current
and subsequently acquired real and personal property             $  22,294,392     $  23,456,539

Capital lease obligation                                                48,943            73,066

Less current portion                                                (1,281,697)        (1,186,270)
                                                                 -------------      -------------
                                                                 $  21,061,638      $  22,343,335
                                                                 =============      =============

     Under the terms of the agreement, the Company is required to meet debt service coverage ratios as defined. The Company was in compliance at December 31, 2001. The Company has the ability to obtain an additional $5 million from the same lender under the terms of the agreement.

     Principal maturities of the note payable are due as follows: 2003 - $1,377,062; 2004 - $1,463,058; 2005 - $1,579,776; 2006 and thereafter -
     $16,641,740.

8. RESORT REVENUES AND OPERATING COSTS OF RESORT:

     Resort revenues and operating costs of resort are comprised of the following:

                                                           FOR THE YEAR ENDED DECEMBER 31,
                                                       2001              2000              1999
Resort Revenues
Room revenue subject to rental pool agreement      $ 14,116,593      $ 16,444,206      $ 15,555,374
Food and beverage                                    13,559,984        15,683,605        14,764,053
Resort facilities and other                          18,508,255        20,653,954        19,384,106
                                                   ------------      ------------      ------------
                                                   $ 46,184,832      $ 52,781,765      $ 49,703,533
                                                   ============      ============      ============
Operating Costs of Resort

Room expense subject to rental pool agreement      $  5,659,162      $  6,618,602      $  6,278,003
Food and beverage                                    10,606,085        10,383,120        10,239,266
Resort facilities and other                          14,824,732        18,765,009        18,172,160
                                                   ------------      ------------      ------------
                                                   $ 31,089,979      $ 35,766,731      $ 34,689,429
                                                   ============      ============      ============

SADDLEBROOK RESORTS, INC.

NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

9. RELATED PARTY TRANSACTIONS

     Amounts due from related parties are comprised of the following:

                                                           December 31,
                                                        2001          2000
Saddlebrook Resort Condominium Association, Inc.      $111,075      $ 94,931
Saddlebrook International Tennis, Inc.                 576,305            --
Saddlebrook Realty, Inc.                                    --        40,548
Other                                                  162,572        23,927
                                                      --------      --------
                                                      $849,952      $159,406
                                                      ========      ========

     Amounts due to related parties are comprised of the following:

                                              2001          2000
Saddlebrook International Tennis, Inc.      $     --      $427,377
Saddlebrook Holdings, Inc.                    74,936       156,301
Saddlebrook Realty, Inc.                       6,388            --
Other                                        123,958        62,670
                                            --------      --------

                                            $205,282      $646,348
                                            ========      ========

     The Company reimburses SHI, the Company's parent, for intercompany charges and cash transfers. At December 31, 2001 and 2000, amounts payable to SHI were approximately $75,000 and $156,000, respectively.

     Saddlebrook International Tennis, Inc. ("SIT") is a tennis training facility and preparatory school operating at the resort. SIT is solely owned by the Company's parent. The Company charges SIT various amounts for services provided to SIT guests, which amounted to approximately $2,527,000, $2,363,000 and $2,142,000 for the years ended December 31,
     2001, 2000 and 1999, respectively. In addition, the Company was reimbursed for actual expenses and other costs incurred on behalf of SIT. At December 31, 2001 and 2000, the amounts due from/to SIT were approximately $576,000 and $427,000, respectively.

     Saddlebrook Investments, Inc. is a broker/dealer for sales of Saddlebrook Resort condominium units. Saddlebrook Realty, Inc. is a broker/dealer for the sale of other general real estate. These companies are solely owned by the majority shareholder of the Company's parent. At December 31, 2001 and 2000, a net payable of approximately $6,300 and a net receivable of approximately $41,000, respectively, resulted from net intercompany charges and cash transfer within these entities.

SADDLEBROOK RESORTS, INC.

NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

     The Company performs certain accounting and property management activities on behalf of the Saddlebrook Resort Condominium Association (the "Association") and is reimbursed for expenses paid on behalf of the Association. Expenses paid on behalf of and services provided to the Association amounted to approximately $1,070,000, $1,050,000 and $1,012,000 for the years ended December 31, 2001, 2000 and 1999, respectively. At December 31, 2001 and 2000, a net receivable of approximately $111,000 and $95,000 respectively, was due from the Association.

     Amounts from affiliated companies also consists of other miscellaneous receivables and employee advances owed the Company of approximately $162,000 and $23,000 at December 31, 2001 and 2000, respectively.

10. COMMITMENTS AND CONTINGENCIES

     The Company is involved in litigation in the ordinary course of business. In the opinion of management, these matters are adequately covered by insurance or indemnification from other third parties and/or the effect, if any, of these claims is not material to the reported financial condition or results of operations of the Company as of December 31, 2001.

     Insurance pool

     The Company has pooled its risks with other resorts by forming an insurance purchasing group in which they retain an equity interest and to which they pay insurance premiums. The Company's ownership is less than 9% and all amounts contributed as capital ($122,950 as of December 31, 2001) are reflected as prepaid expenses and other assets in the accompanying balance sheets. The Company's investment approximates the proportionate net book value of the insurance company as of December 31, 2001. The Company may withdraw from the risk pool annually at any renewal date.

11. INSURANCE CLAIMS

     During 2001, the Company incurred fire damages to two separate buildings at the resort which were adequately covered by insurance from third parties. The Company has received approximately $1,939,000 of insurance proceeds as of December 31, 2001.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors of Saddlebrook
Resorts, Inc., as Operators under the Saddlebrook
Rental Pool and Agency Appointment Agreement

In our opinion, the accompanying balance sheets and the related statements of operations and of changes in participants' fund balance present fairly, in all material respects, the financial position of the Saddlebrook Rental Pool Operation (funds created for participants who have entered into a rental pool agreement as explained in Note 1) at December 31, 2001 and 2000, and the results of its operations and the changes in participants' fund balance for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the rental pool's operators; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


/s/ PricewaterhouseCoopers LLP
    Tampa, Florida
    March 15, 2002

SADDLEBROOK RENTAL POOL OPERATION

BALANCE SHEETS


                               DISTRIBUTION FUND

                                                               DECEMBER 31,
                                                          2001            2000
ASSETS

Receivable from Saddlebrook Resorts, Inc.             $  686,491      $ 1,551,111
                                                      ----------      -----------

LIABILITIES AND PARTICIPANTS' FUND BALANCE

Due to participants for rental pool distribution      $  571,194      $ 1,290,258
Due to maintenance escrow fund                           115,297          260,853
Participants' fund balance                                    --               --
                                                      ----------      -----------
                                                      $  686,491      $ 1,551,111
                                                      ==========      ===========


                             MAINTENANCE ESCROW FUND


                                                               DECEMBER 31,
                                                          2001            2000
ASSETS

Cash in bank                                          $  195,300      $   282,562
Investments                                                  989          592,478
Receivables:
  Distribution fund                                      115,297          260,853
  Interest                                                     4           17,774
Owner payments                                           234,055               --
Prepaid expenses and other assets                      2,119,489        1,620,786
Linen inventory                                          299,879          250,360
                                                      ----------      -----------
                                                      $2,965,013      $ 3,024,813
                                                      ==========      ===========
LIABILITIES AND PARTICIPANTS' FUND BALANCE

Due to Saddlebrook Resorts, Inc.                      $  500,869      $   155,299
Accounts payable                                           3,758           39,136
Participants' fund balance                             2,460,386        2,830,378
                                                      ----------      -----------
                                                      $2,965,013      $ 3,024,813
                                                      ==========      ===========


The accompanying notes are an integral part of these financial statements.

SADDLEBROOK RENTAL POOL OPERATION

STATEMENTS OF OPERATIONS


                               DISTRIBUTION FUND

                                                              YEAR ENDED
                                                              DECEMBER 31,
                                                2001             2000              1999
Rental pool revenues                        $ 14,116,592     $ 16,444,206     $ 15,555,374
                                            ------------     ------------     ------------

Deductions:
  Marketing fee                                1,058,745        1,233,316        1,166,653
  Management fee                               1,764,574        2,055,526        1,944,422
  Travel agent commissions                       715,911          851,527          746,589
  Credit card expense                            169,624          205,612          197,293
  Bad debt expense and other                      (3,197)              --           33,000
                                            ------------     ------------     ------------
                                               3,705,657        4,345,981        4,087,957
                                            ============     ============     ============

Net rental income                             10,410,935       12,098,225       11,467,417

Operator share of net rental income           (4,684,921)      (5,444,201)      (5,160,338)

Other revenues (expenses):
  Complimentary room revenues                    105,489          103,144          103,488
  Minor repairs and replacements                (172,311)        (138,566)        (132,564)
                                            ------------     ------------     ------------
Amounts available for distribution to
 participants and maintenance
 escrow fund                                $  5,659,192     $  6,618,602     $  6,278,003
                                            ============     ============     ============


   The accompanying notes are an integral part of these financial statements.

SADDLEBROOK RENTAL POOL OPERATION

STATEMENTS OF CHANGES IN PARTICIPANTS' FUND BALANCE

           DISTRIBUTION FUND
                                                                        YEAR ENDED
                                                                        DECEMBER 31,
                                                          2001               2000              1999
Balance, beginning of period                           $         --      $         --      $         --

Additions:
   Amounts available for distribution                    5,659, 192         6,618,602         6,278,003

Reductions:
   Amounts withheld for maintenance
   escrow fund                                             (974,271)       (1,174,401)       (1,117,665)
   Amounts accrued or paid to participants               (4,684,921)       (5,444,201)       (5,160,338)
                                                       ------------      ------------      ------------

Balance, end of period                                 $         --      $         --      $         --
                                                       ============      ============      ============


                 MAINTENANCE ESCROW FUND

                                                                        YEAR ENDED
                                                                        DECEMBER 31,
                                                            2001              2000              1999
Balance, beginning of period                           $  2,830,378      $  1,719,802      $  2,440,102

Additions:
   Amount withheld from distribution fund                   974,271         1,174,401         1,117,665
   Unit owner payments                                      938,236         1,393,582           288,909
   Interest earned                                           23,044            57,273            77,792

Reductions:
   Unit renovations                                      (1,654,621)         (904,795)       (1,690,746)
   Refunds of excess amounts in escrow accounts             (76,690)         (118,608)         (209,874)
   Maintenance charges                                     (498,229)         (421,461)         (217,416)
   Linen amortization                                       (76,003)          (69,816)          (86,630)
                                                       ------------      ------------      ------------

Balance, end of period                                 $  2,460,386      $  2,830,378      $  1,719,802
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

         Investments

         Investments consist of a U.S. Treasury Security which bears interest at 2.2%, with a maturity date of April 2002. At December 31, 2001 and 2000, investments of $989 and $293,652, respectively, mature in one year or less.

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

(*) Identification of exhibit incorporated by reference from the Registration Statement No. 2-65481 previously filed by Registrant, effective December 28, 1979.