Form 10-Q
period 2002-03-31
SADDLEBROOK RESORTS INC
filed 2002-05-15
CIK 313151

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(Mark one)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 2002

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

                                      INDEX
                                                                            Page
PART I - FINANCIAL INFORMATION

    Item 1.  Financial Statements

        Saddlebrook Resorts, Inc.
           Balance Sheets at March 31, 2002 and December 31, 2001              3
           Statements of Operations for the three months ended
            March 31, 2002 and 2001                                            4
           Statements of Cash Flows for the three months ended
            March 31, 2002 and 2001                                            5
           Notes to Financial Statements                                       6

        Saddlebrook Rental Pool Operation
           Balance Sheets at March 31, 2002 and December 31, 2001              8
           Statements of Operations for the three months ended
            March 31, 2002 and 2001                                            9
           Statements of Changes in Participants' Fund Balance for the
            three months ended March 31, 2002 and 2001                        10

    Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        Saddlebrook Resorts, Inc.                                             11
        Saddlebrook Rental Pool Operation                                     12


PART II - OTHER INFORMATION

    Item 6. Exhibits and Reports on Form 8-K                                  12

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                            SADDLEBROOK RESORTS, INC.
                                 BALANCE SHEETS

                                                     March 31,
                                                       2002         December 31,
                                                    (Unaudited)         2001
                                                   -------------    ------------
        Assets
Current assets:
  Cash and cash equivalents                         $ 8,990 772     $ 6,724,259
  Escrowed cash                                         214,924         217,550
  Short-term investments                                300,000              --
  Short-term escrowed investments                           989             989
  Accounts receivable, net                            4,445,078       1,681,780
  Due from related parties                              502,580         849,952
  Inventory and supplies                              1,724,821       1,834,400
  Prepaid expenses and other assets                     665,524         516,923
                                                    -----------     -----------
    Total current assets                             16,844,688      11,825,853
Long-term investments                                        --         300,000
Property, buildings and equipment, net               25,275,721      24,974,266
Deferred charges, net                                   447,541         457,486
                                                    -----------     -----------
                                                    $42,567,950     $37,557,605
                                                    ===========     ===========
        Liabilities and Shareholder's Equity
Current liabilities:
  Current portion of notes payable                  $ 1,306,737     $ 1,281,697
  Escrowed deposits                                     215,913         218,540
  Accounts payable                                      915,152         704,018
  Accrued rental distribution                         2,050,303         247,692
  Accrued expenses and other liabilities              2,771,335       2,176,962
  Guest deposits                                      1,228,389       1,411,575
  Due to related parties                                464,486         205,282
                                                    -----------     -----------
    Total current liabilities                         8,952,315       6,245,766
Notes payable due after one year                     20,725,411      21,061,638
                                                    -----------     -----------
    Total liabilities                                29,677,726      27,307,404
                                                    -----------     -----------
Shareholder's equity:
  Common stock, $1.00 par value, 100,000 shares
   authorized and outstanding                           100,000         100,000
  Additional paid-in capital                          1,013,127       1,013,127
  Accumulated earnings                               11,777,097       9,137,074
                                                    -----------     -----------
    Total shareholder's equity                       12,890,224      10,250,201
                                                    -----------     -----------
                                                    $42,567,950     $37,557,605
                                                    ===========     ===========


               The accompanying Notes to Financial Statements are
                 an integral part of these financial statements

                            SADDLEBROOK RESORTS, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                           Three months ended
                                                                March 31,
                                                     ------------------------------
                                                         2002               2001
                                                     -----------        -----------
Resort revenues                                      $14,192,289        $20,346,506
                                                     -----------        -----------

Costs and expenses:
  Operating costs                                      8,924,482         11,619,369
  Sales and marketing                                    654,471          1,010,262
  General and administrative                           1,008,067          1,303,684
  Depreciation and amortization                          539,512            520,899
  Interest                                               425,734            450,349
                                                     -----------        -----------
    Total costs and expenses                          11,552,266         14,904,563
                                                     -----------        -----------

Net income                                             2,640,023          5,441,943

Accumulated earnings at beginning of period            9,137,074          7,050,031
                                                     -----------        -----------

Accumulated earnings at end of period                $11,777,097        $12,491,974
                                                     ===========        ===========


               The accompanying Notes to Financial Statements are
                 an integral part of these financial statements

                            SADDLEBROOK RESORTS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                     Three months ended
                                                                           March 31,
                                                               -------------------------------
                                                                   2002                2001
                                                               -----------         -----------
Operating activities:
  Net income                                                   $ 2,640,023         $ 5,441,943
  Non-cash items included in net income:
    Provision for doubtful accounts                                 12,860              12,360
    Depreciation and amortization                                  539,512             520,899
  Decrease (increase) in:
    Accounts receivable                                         (2,776,158)         (2,643,738)
    Inventory and supplies                                         109,579              65,533
    Prepaid expenses and other assets                             (148,601)           (149,804)
  Increase (decrease) in:
    Accounts payable                                               211,134             224,326
    Accrued expenses and other liabilities                       2,213,799           1,390,912
                                                               -----------         -----------
                                                                 2,802,148           4,862,431
                                                               -----------         -----------
Investing activities:
  Increase in short-term investments                              (300,000)                 --
  Decrease in long-term investments                                300,000                  --
  Capital expenditures                                            (831,024)           (308,219)
                                                               -----------         -----------
                                                                  (831,024)           (308,219)
                                                               -----------         -----------
Financing activities:
  Payments on notes payable                                       (311,187)           (287,418)
  Net payments from related parties                                606,576             277,717
                                                               -----------         -----------
                                                                   295,389              (9,701)
                                                               -----------         -----------
Net increase in cash                                             2,266,513           4,544,511
Cash at beginning of period                                      6,724,259           8,109,135
                                                               -----------         -----------

Cash at end of period                                          $ 8,990,772         $12,653,646
                                                               ===========         ===========

Supplemental disclosure:
  Cash paid for interest                                       $   428,474         $   451,313


               The accompanying Notes to Financial Statements are an integral part of these financial statements.

                            SADDLEBROOK RESORTS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1. Basis of Presentation

The accompanying balance sheet for March 31, 2002, and statements of operations and cash flows for the periods ended March 31, 2002 and 2001, are unaudited but reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature.

The Registrant's business is seasonal. Therefore, the results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal years.

These financial statements and related notes are presented for interim periods in accordance with the requirements of Form 10-Q and, consequently, do not include all disclosures normally provided in the Registrant's Annual Report on Form 10-K. Accordingly, these financial statements and related notes should be read in conjunction with the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001.

Note 2. Accounts Receivable

                                                       March 31,
                                                         2002         December 31,
                                                      (Unaudited)         2001
                                                     -------------   -------------
  Trade accounts receivable                           $ 4,477,080     $ 1,700,922
  Less reserve for bad debts                              (32,002)        (19,142)
                                                      -----------     -----------

                                                      $ 4,445,078     $ 1,681,780
                                                      ===========     ===========

Note 3. Property, Buildings and Equipment

                                                       March 31,
                                                         2002         December 31,
                                                      (Unaudited)         2001
                                                     -------------   -------------
  Land and land improvements                          $ 4,412,746     $ 4,412,746
  Buildings and recreational facilities                24,524,658      23,792,806
  Machinery and equipment                              12,906,290      12,480,733
  Construction in progress                                865,153       1,191,540
                                                      -----------     -----------
                                                       42,708,847      41,877,825
  Less accumulated depreciation                       (17,433,126)    (16,903,559)
                                                      -----------     -----------

                                                      $25,275,721     $24,974,266
                                                      ===========     ===========

The Registrant's property, buildings and equipment are pledged as security for its debt (see Note 5).

Note 4. Deferred Charges

                                                       March 31,
                                                         2002         December 31,
                                                      (Unaudited)         2001
                                                     -------------   -------------
  Debt issue costs                                    $   596,716     $   596,716
  Less accumulated amortization                          (149,175)       (139,230)
                                                      -----------     -----------

                                                      $   447,541     $   457,486
                                                      ===========     ===========

Note 5. Notes Payable

                                                       March 31,
                                                         2002         December 31,
                                                      (Unaudited)         2001
                                                     -------------   -------------
  Note payable due June 30, 2013                      $21,989,652     $22,294,392
  Capital lease obligation                                 42,496          48,943
                                                      -----------     -----------
                                                       22,032,148      22,343,335
  Less current portion                                 (1,306,737)     (1,281,697)
                                                      -----------     -----------

                                                      $20,725,411     $21,061,638
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

                        SADDLEBROOK RENTAL POOL OPERATION
                                 BALANCE SHEETS


                                DISTRIBUTION FUND

                                                                March 31,
                                                                  2002            December 31,
                                                               (Unaudited)            2001
                                                               -----------        ------------
        Assets
Receivable from Saddlebrook Resorts, Inc.                      $ 2,037,415        $   686,491
                                                               ===========        ===========

        Liabilities and Participants' Fund Balance
Due to participants for rental pool distribution               $ 1,685,677        $   571,194
Due to maintenance escrow fund                                     351,738            115,297
Participants' fund balance                                              --                 --
                                                               -----------        -----------

                                                               $ 2,037,415        $   686,491
                                                               ===========        ===========


                             MAINTENANCE ESCROW FUND

                                                                March 31,
                                                                  2002            December 31,
                                                               (Unaudited)            2001
                                                               -----------        ------------
        Assets
Cash and cash equivalents                                      $   189,674        $   195,300
Investments                                                            989                989
Receivables:
  Distribution fund                                                351,738            115,297
  Owner payments                                                   361,510            234,055
  Interest                                                              10                  4
Linen inventory                                                    272,451            299,879
Prepaid expenses and other assets                                   53,181          2,119,489
                                                               -----------        -----------

                                                               $ 1,229,553        $ 2,965,013
                                                               ===========        ===========


        Liabilities and Participants' Fund Balance
Accounts payable                                               $   155,437        $   504,627
Participants' fund balance                                       1,074,116          2,460,386
                                                               -----------        -----------

                                                               $ 1,229,553        $ 2,965,013
                                                               ===========        ===========

                        SADDLEBROOK RENTAL POOL OPERATION
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                     Three months ended
                                                                          March 31,
                                                               ------------------------------
                                                                   2002               2001
                                                               -----------        -----------
Rental pool revenue                                            $ 5,017,265        $ 7,015,554
                                                               -----------        -----------

Deductions:
  Marketing fee                                                    376,295            526,167
  Management fee                                                   627,158            876,944
  Travel agent commissions                                         200,825            267,225
  Credit card expense                                               66,539             73,949
  Provision for bad debts                                              500                 --
                                                               -----------        -----------
                                                                 1,271,317          1,744,285
                                                               -----------        -----------

Net rental income                                                3,745,948          5,271,269
Less operator share of net rental income                        (1,685,677)        (2,372,071)
Other revenues (expenses):
  Complimentary room revenues                                       22,205             25,371
  Minor repairs and replacements                                   (45,061)           (57,119)
                                                               -----------        -----------

Amount available for distribution                              $ 2,037,415        $ 2,867,450
                                                               ===========        ===========

                        SADDLEBROOK RENTAL POOL OPERATION
               STATEMENTS OF CHANGES IN PARTICIPANTS' FUND BALANCE
                                   (Unaudited)


                                DISTRIBUTION FUND

                                                                    Three months ended
                                                                        March 31,
                                                               ------------------------------
                                                                  2002                2001
                                                               -----------        -----------
Balance at beginning of period                                 $        --        $        --

Additions:
  Amount available for distribution                              2,037,415          2,867,450

Reductions:
  Amount withheld for maintenance escrow fund                     (351,738)          (495,379)
  Amount accrued or paid to participants                        (1,685,677)        (2,372,071)
                                                               -----------        -----------

Balance at end of period                                       $        --        $        --
                                                               ===========        ===========


                             MAINTENANCE ESCROW FUND

                                                                     Three months ended
                                                                           March 31,
                                                               ------------------------------
                                                                   2002               2001
                                                               -----------        -----------
Balance at beginning of period                                 $ 2,460,386          2,830,378

Additions:
  Amount withheld from distribution fund                           351,738            495,379
  Unit owner payments                                              459,294            322,468
  Interest earned                                                    4,114              9,118

Reductions:
  Escrow account refunds                                           (19,573)           (42,024)
  Maintenance charges                                              (38,405)          (286,168)
  Unit renovations                                              (2,114,845)        (1,604,698)
  Linen replacement                                                (28,593)           (31,336)
                                                               -----------        -----------

Balance at end of period                                       $ 1,074,116        $ 1,693,117
                                                               ===========        ===========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                         Liquidity and Capital Resources

The Registrant's operations are seasonal with the highest volume of sales occurring in the first quarter of each calendar year. Accordingly, the Registrant experienced an improvement in its financial condition as of March 31, 2002 when compared with its fiscal year-end of December 31, 2001. The primary effect of this seasonal period was an increase in cash, accounts receivable and accumulated earnings.

The Registrant's loan agreement for its existing debt provides for an additional $5,000,000 from the same lender if the Registrant remains in compliance with certain financial covenants (see Note 5. Notes Payable of the Notes to Financial Statements in Part I, Item 1 of this Form 10-Q, which is incorporated herein by reference).

The Registrant has completed construction of new laundry and warehouse facilities to replace a structure that was damaged by fire in January of 2001. The projected cost for this project (net of related insurance proceeds) is $910,000. There were no other significant capital additions or improvements during the three months ended March 31, 2002 and no other major capital projects are anticipated in the remaining fiscal period. Future operating costs and planned expenditures for capital additions and improvements should be funded by the Registrant's current cash reserves, cash generated by resort operations or by additional funds, if available, from it's current lender discussed above.

                              Results of Operations

Total revenues decreased $6,154,000, or 30%, for the first quarter of 2002 when compared with the same period in 2001. This decrease resulted from fewer occupied unit nights, average daily room rate and number of guests in the resort for the current period when compared to the same period the prior year. Anticipated occupied room nights for the remainder of 2002 are expected to be lower than the prior year's level due to the continued slowdown in the nation's economy and concerns about national security that have adversely affected travel. Projections for occupied room nights in the year 2003 and subsequent fiscal periods are expected to remain at the resort's current volume of business pending an improvement in national concerns.

Net income for the first quarter of 2002 decreased $2,802,000, or 51%, from the same period in 2001. This decrease was a direct result of lower revenues for the current period when compared to the prior year's.

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

The average occupancies for the Rental Pool for the quarters ended March 31, 2002 and 2001 were 57% and 70%, respectively. The average distributions of net rental income per participating condominium unit for the same periods were $3,711 and $5,214, respectively. The decrease in the average distribution of net rental income was directly related to lower Rental Pool revenues which decreased the net amount available for distribution for the current quarter when compared to the same period the prior year.

Item 6. Exhibits and Reports on Form 8-K

  (b) The Registrant was not required to file a Form 8-K during the nine months ended March 31, 2002.


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



Date:  May 15, 2002                                /s/ Donald L. Allen
       -------------------                       -------------------------
                                                       Donald L. Allen
                                                Vice President and Treasurer
                                                   (Principal Financial and
                                                     Accounting Officer)