Form 10-Q
period 2002-06-30
SADDLEBROOK RESORTS INC
filed 2002-08-14
CIK 313151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2002
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

COMMISSION FILE NUMBER: No 1934 act file number assigned
(1933 act file no. 2-65481)

SADDLEBROOK RESORTS, INC.

(Exact name of registrant as specified in its charter)

Florida	59-1917822

(State of incorporation)	(IRS employer identification no.)

5700 Saddlebrook Way, Wesley Chapel, Florida 33543-4499

(Address of principal executive offices)

813-973-1111

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES ☒      NO ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Not Applicable*

* Registrant has no common stock subject to this annual report.

INDEX

Page
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Saddlebrook Resorts, Inc.
Balance Sheets at June 30, 2002 and December 31, 2001	3
Statements of Operations for the three months and six months ended June 30, 2002 and 2001	4
Statements of Cash Flows for the six months ended June 30, 2002 and 2001	5
Notes to Financial Statements	6

Saddlebrook Rental Pool Operation
Balance Sheets at June 30, 2002 and December 31, 2001	8
Statements of Operations for the three months and six months ended June 30, 2002 and 2001	9
Statements of Changes in Participants’ Fund Balance for the six months ended June 30, 2002 and 2001	10

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Saddlebrook Resorts, Inc.	11
Saddlebrook Rental Pool Operation	12

PART II — OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K	12

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SADDLEBROOK RESORTS, INC.

BALANCE SHEETS

	June 30,
	2002	December 31,
	(Unaudited)	2001

Assets
Current assets:
Cash and cash equivalents	$7,108 508	$6,724,259
Escrowed cash	915,569	217,550
Short-term investments	300,000	—
Short-term escrowed investments	989	989
Accounts receivable, net	2,642,520	1,681,780
Due from related parties	2,263,141	849,952
Inventory and supplies	1,741,179	1,834,400
Prepaid expenses and other assets	790,341	516,923

Total current assets	15,762,247	11,825,853
Long-term investments	—	300,000
Property, buildings and equipment, net	25,230,134	24,974,266
Deferred charges, net	437,596	457,486

	$41,429,977	$37,557,605

Liabilities and Shareholder’s Equity
Current liabilities:
Current portion of notes payable	$1,332,265	$1,281,697
Escrowed deposits	916,558	218,540
Accounts payable	522,745	704,018
Accrued rental distribution	1,127,156	247,692
Accrued expenses and other liabilities	2,138,040	2,176,962
Guest deposits	977,055	1,411,575
Due to related parties	557,131	205,282

Total current liabilities	7,570,950	6,245,766
Notes payable due after one year	20,382,636	21,061,638

Total liabilities	27,953,586	27,307,404

Shareholder’s equity:
Common stock, $1.00 par value, 100,000 shares authorized and outstanding	100,000	100,000
Additional paid-in capital	1,013,127	1,013,127
Accumulated earnings	12,363,264	9,137,074

Total shareholder’s equity	13,476,391	10,250,201

	$41,429,977	$37,557,605

The accompanying Notes to Financial Statements are
an integral part of these financial statements

SADDLEBROOK RESORTS, INC.

STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,

	2002	2001	2002	2001

Revenues	$10,073,616	$13,285,808	$24,265,905	$33,632,314

Costs and expenses:
Operating costs	7,023,872	9,180,893	15,948,351	20,833,115
Sales and marketing	617,921	1,008,055	1,272,391	2,018,317
General and administrative	869,505	1,450,611	1,877,570	2,721,442
Depreciation and amortization	549,217	524,704	1,088,735	1,045,603
Interest	426,934	445,379	852,668	895,728

Total costs and expenses	9,487,449	12,609,642	21,039,715	27,514,205

Net income	586,167	676,166	3,226,190	6,118,109

Distribution to shareholder	—	(1,300,000)	—	(1,300,000)

Accumulated earnings at beginning of period	11,777,097	12,491,974	9,137,074	7,050,031

Accumulated earnings at end of period	$12,363,264	$11,868,140	$12,363,264	$11,868,140

The accompanying Notes to Financial Statements are
an integral part of these financial statements

SADDLEBROOK RESORTS, INC.

STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended
	June 30,

	2002	2001

Operating activities:
Net income	$3,226,190	$6,118,109
Non-cash items included in net income:
Provision for doubtful accounts	26,720	24,720
Depreciation and amortization	1,088,735	1,045,603
Loss (gain) on sale of assets	(50)	(25)
Decrease (increase) in:
Accounts receivable	(987,460)	(96,677)
Inventory and supplies	93,221	117,428
Prepaid expenses and other assets	(273,418)	(203,314)
Increase (decrease) in:
Accounts payable	(181,273)	(295,426)
Accrued expenses and other liabilities	406,021	319,096

	3,398,686	7,029,514

Investing activities:
Proceeds from sale of assets	50	25
Capital expenditures	(1,324,713)	(559,938)

	(1,324,663)	(559,913)

Financing activities:
Payments on notes payable	(628,434)	(581,062)
Distribution to shareholder	—	(1,300,000)
Net payments to related parties	(1,061,340)	(408,622)

	(1,689,774)	(2,289,684)

Net increase in cash	384,249	4,179,917
Cash at beginning of period	6,724,259	8,109,135

Cash at end of period	$7,108,508	$12,289,052

Supplemental disclosure:
Cash paid for interest	$850,870	$897,660

The accompanying Notes to Financial Statements are
an integral part of these financial statements.

SADDLEBROOK RESORTS, INC.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Note 1. Basis of Presentation

The accompanying balance sheet for June 30, 2002, and statements of operations and cash flows for the periods ended June 30, 2002 and 2001, are unaudited but reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature.

The Registrant’s business is seasonal. Therefore, the results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal years.

These financial statements and related notes are presented for interim periods in accordance with the requirements of Form 10-Q and, consequently, do not include all disclosures normally provided in the Registrant’s Annual Report on Form 10-K. Accordingly, these financial statements and related notes should be read in conjunction with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.

Note 2. Accounts Receivable

	June 30,
	2002	December 31,
	(Unaudited)	2001

Trade accounts receivable	$2,688,358	$1,700,922
Less reserve for bad debts	(45,838)	(19,142)

	$2,642,520	$1,681,780

Note 3. Property, Buildings and Equipment

	June 30,
	2002	December 31,
	(Unaudited)	2001

Land and land improvements	$4,412,746	$4,412,746
Buildings and recreational facilities	24,524,658	23,792,806
Machinery and equipment	13,370,233	12,480,733
Construction in progress	889,412	1,191,540

	43,197,049	41,877,825
Less accumulated depreciation	(17,966,915)	(16,903,559)

	$25,230,134	$24,974,266

The Registrant’s property, buildings and equipment are pledged as security for its debt (see Note 5).

Note 4. Deferred Charges

	June 30,
	2002	December 31,
	(Unaudited)	2001

Debt issue costs	$596,716	$596,716
Less accumulated amortization	(159,120)	(139,230)

	$437,596	$457,486

Note 5. Notes Payable

	June 30,
	2002	December 31,
	(Unaudited)	2001

Note payable due June 30, 2013	$21,679,005	$22,294,392
Capital lease obligation	35,896	48,943

	21,714,901	22,343,335
Less current portion	(1,332,265)	(1,281,697)

	$20,382,636	$21,061,638

The Registrant’s financing from a third-party lender has an annual interest rate fixed at 7.7% and monthly payments for principal and interest of $243,988. The debt is secured by the Registrant’s real and personal property.

An additional $5,000,000 is available from the same lender as long as certain financial covenants are maintained. If received by the Registrant, the additional financing would be due on June 30, 2013.

Note 6. Related Party Receivables and Liabilities

Related party receivables and payables at June 30, 2002 and December 31, 2001 are the result of net intercompany transactions and cash transfers between the Registrant and its shareholder company and affiliated companies. There are no advances from the Registrant to its Directors or Officers.

Note 7. Income Taxes

The Registrant previously elected S Corporation status and is currently a member of a Qualified Subchapter S Subsidiary Group. Accordingly, the Registrant has had no income tax expense since the initial election as the tax is assessed at the shareholder level.

SADDLEBROOK RENTAL POOL OPERATION
BALANCE SHEETS

DISTRIBUTION FUND

	June 30,
	2002	December 31,
	(Unaudited)	2001

Assets
Receivable from Saddlebrook Resorts, Inc.	$1,199,312	$686,491

Liabilities and Participants’ Fund Balance
Due to participants for rental pool distribution	$993,683	$571,194
Due to maintenance escrow fund	205,629	115,297
Participants’ fund balance	—	—

	$1,199,312	$686,491

MAINTENANCE ESCROW FUND

	June 30,
	2002	December 31,
	(Unaudited)	2001

Assets
Cash and cash equivalents	$892,619	$195,300
Investments	989	989
Receivables:
Distribution fund	205,629	115,297
Owner payments	53,903	234,055
Interest	10	4
Linen inventory	282,769	299,879
Prepaid expenses and other assets	99,432	2,119,489

	$1,535,351	$2,965,013

Liabilities and Participants’ Fund Balance
Accounts payable	$211,729	$504,627
Participants’ fund balance	1,323,622	2,460,386

	$1,535,351	$2,965,013

SADDLEBROOK RENTAL POOL OPERATION

STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,

	2002	2001	2002	2001

Rental pool revenues	$3,000,670	$4,096,118	$8,017,935	$11,111,672

Deductions:
Marketing expense	225,050	307,209	601,345	833,376
Management expense	375,084	512,015	1,002,242	1,388,959
Travel agent commissions	147,890	272,851	348,715	540,076
Credit card expense	42,962	53,290	109,501	127,239
Provision for bad debts	1,500	—	2,000	—

	792,486	1,145,365	2,063,803	2,889,650

Net rental income	2,208,184	2,950,753	5,954,132	8,222,022
Less operator share of net rental income	(993,683)	(1,327,839)	(2,679,360)	(3,699,910)
Other revenues (expenses):
Complimentary room revenues	20,958	30,772	43,163	56,143
Minor repairs and replacements	(36,147)	(31,919)	(81,208)	(89,038)

Amount available for distribution	$1,199,312	$1,621,767	$3,236,727	$4,489,217

SADDLEBROOK RENTAL POOL OPERATION

STATEMENTS OF CHANGES IN PARTICIPANTS’ FUND BALANCE
(Unaudited)

DISTRIBUTION FUND

	Six months ended
	June 30,

	2002	2001

Balance at beginning of period	$—	$—

Additions:
Amount available for distribution	3,236,727	4,489,217

Reductions:
Amount withheld for maintenance escrow fund	(557,367)	(789,307)
Amount accrued or paid to participants	(2,679,360)	(3,699,910)

Balance at end of period	$—	$—

MAINTENANCE ESCROW FUND

	Six months ended
	June 30,

	2002	2001

Balance at beginning of period	$2,460,386	2,830,378

Additions:
Amount withheld from distribution fund	557,367	789,307
Unit owner payments	611,183	621,143
Interest earned	6,602	6,369

Reductions:
Escrow account refunds	(42,912)	(69,157)
Maintenance charges	(102,184)	(363,412)
Unit renovations	(2,132,716)	(1,604,641)
Linen replacement	(34,104)	(56,301)

Balance at end of period	$1,323,622	$2,153,686

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Registrant’s operations are seasonal with the highest volume of sales occurring in the first quarter of each calendar year. The second quarter has, historically, had marginal financial performance. Accordingly, the Registrant experienced an improvement in its financial condition as of June 30, 2002 when compared with its fiscal year-end of December 31, 2001. The primary effect of this seasonal period was an increase in current assets and accumulated earnings.

The Registrant’s loan agreement for its existing debt provides for an additional $5,000,000 from the same lender if the Registrant remains in compliance with certain financial covenants (see Note 5. Notes Payable of the Notes to Financial Statements in Part I, Item 1 of this Form 10-Q, which is incorporated herein by reference).

The Registrant has completed construction of new laundry and warehouse facilities to replace a structure that was damaged by fire in January of 2001. The cost for this project (net of related insurance proceeds) was $910,000. There were no other significant capital additions or improvements during the six months ended June 30, 2002 and no other major capital projects are anticipated in the remaining fiscal period. Future operating costs and planned expenditures for capital additions and improvements should be funded by the Registrant’s current cash reserves, cash generated by resort operations or by additional funds, if available, from it’s current lender discussed above.

Results of Operations

Total revenues decreased $3,212,000, or 24%, for the second quarter of 2002 when compared with the same period in 2001. Total revenues decreased $9,366,000, or 28%, for the first six months of 2002 when compared with the same period in 2001. These decreases resulted from fewer occupied unit nights, average daily room rates and numbers of guests in the resort for the current periods when compared to the same periods the prior year. Anticipated occupied room nights for the remainder of 2002 are expected to approximate the prior year’s low level due to the continued slowdown in the nation’s economy and concerns about national security that have adversely affected travel. Projections for occupied room nights in the year 2003 and subsequent fiscal periods are expected to remain at the resort’s current volume of business pending an improvement in national concerns.

Net income for the second quarter of 2002 decreased $90,000, or 13%, from the same period in 2001. Net income for the first six months of 2002 decreased $2,892,000, or 47%, from the same period in 2001. These decreases were a direct result of lower revenues for the current periods when compared to the prior year’s. Net income also benefited by several measures that were taken in the fall of 2001 to reduce the Registrant’s cost of operation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Due to the seasonal business of the Registrant, the results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for their full fiscal year.

Saddlebrook Rental Pool Operation

The results of the Saddlebrook Rental Pool Operation (the “Rental Pool”) are directly related to the hotel operations of the Registrant. The Registrant operates the Rental Pool that provides for a distribution of a percentage of net rental income to participating condominium owners. Net rental income is calculated and distributed according to the provisions of a Rental Pool and Agency Appointment Agreement. The level of the Registrant’s occupancy and related average daily room rate directly impacts revenues and expenses used to determine the distribution.

The average occupancies for the Rental Pool for the quarters ended June 30, 2002 and 2001 were 50% and 56%, respectively. The average distributions of net rental income per participating condominium unit for the same periods were $2,185 and $2,949, respectively. The decrease in the average distribution of net rental income was directly related to lower Rental Pool revenues that decreased the net amount available for distribution for the current quarter when compared to the same period the prior year.

Item 6. Exhibits and Reports on Form 8-K

(a)	The following exhibits are included in this Form 10-Q:

99.1	-	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	-	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	The Registrant was not required to file a Form 8-K during the six months ended June 30, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SADDLEBROOK RESORTS, INC.

(Registrant)

Date: August 14, 2002	/s/ Donald L. Allen

Donald L. Allen
Vice President and Treasurer
(Principal Financial and
Accounting Officer)