Form 10-Q
period 2002-09-30
SADDLEBROOK RESORTS INC
filed 2002-11-13
CIK 313151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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
SADDLEBROOK RESORTS, INC. STATEMENTS OF OPERATIONS
SADDLEBROOK RESORTS, INC. STATEMENTS OF CASH FLOWS
SADDLEBROOK RESORTS, INC. NOTES TO FINANCIAL STATEMENTS
SADDLEBROOK RENTAL POOL OPERATION BALANCE SHEETS
SADDLEBROOK RENTAL POOL OPERATION STATEMENTS OF OPERATIONS
SADDLEBROOK RENTAL POOL OPERATION STATEMENTS OF CHANGES IN PARTICIPANTS’ FUND BALANCE
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Saddlebrook Rental Pool Operation
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
PART II — OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
CERTIFICATION
CERTIFICATION
CEO Certification
CFO Certification

INDEX

Page

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Saddlebrook Resorts, Inc.
Balance Sheets at September 30, 2002 and December 31, 2001	3
Statements of Operations for the three months and nine months ended September 30, 2002 and 2001	4
Statements of Cash Flows for the nine months ended September 30, 2002 and 2001	5
Notes to Financial Statements	6
Saddlebrook Rental Pool Operation
Balance Sheets at September 30, 2002 and December 31, 2001	8
Statements of Operations for the three months and nine months ended September 30, 2002 and 2001	9
Statements of Changes in Participants’ Fund Balance for the nine months ended September 30, 2002 and 2001	10
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Saddlebrook Resorts, Inc.	11
Saddlebrook Rental Pool Operation	12
Item 3. Quantitative and Qualitative Disclosures About Market Risk	12
Item 4. Controls and Procedures	12
PART II — OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K	13

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SADDLEBROOK RESORTS, INC.
BALANCE SHEETS

	September 30,
	2002	December 31,
	(Unaudited)	2001

Assets
Current assets:
Cash and cash equivalents	$7,426,240	$6,724,259
Escrowed cash	450,210	217,550
Short-term investments	300,000	—
Short-term escrowed investments	399,342	989
Accounts receivable, net	992,060	1,681,780
Due from related parties	1,556,382	849,952
Inventory and supplies	1,729,794	1,834,400
Prepaid expenses and other assets	654,920	516,923

Total current assets	13,508,948	11,825,853
Long-term investments	—	300,000
Property, buildings and equipment, net	24,787,612	24,974,266
Deferred charges, net	427,651	457,486

	$38,724,211	$37,557,605

Liabilities and Shareholder’s Equity
Current liabilities:
Current portion of notes payable	$1,358,293	$1,281,697
Escrowed deposits	849,552	218,540
Accounts payable	568,862	704,018
Accrued rental distribution	430,736	247,692
Accrued expenses and other liabilities	2,402,699	2,176,962
Guest deposits	1,507,944	1,411,575
Due to related parties	25,485	205,282

Total current liabilities	7,143,571	6,245,766
Notes payable due after one year	20,036,148	21,061,638

Total liabilities	27,179,719	27,307,404

Shareholder’s equity:
Common stock, $1.00 par value, 100,000 shares authorized and outstanding	100,000	100,000
Additional paid-in capital	1,013,127	1,013,127
Accumulated earnings	10,431,365	9,137,074

Total shareholder’s equity	11,544,492	10,250,201

	$38,724,211	$37,557,605

The accompanying Notes to Financial Statements are an integral part of these financial statements

SADDLEBROOK RESORTS, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,

	2002	2001	2002	2001

Revenues	$5,136,391	$5,501,434	$29,402,296	$39,133,748

Costs and expenses:
Operating costs	4,640,196	5,457,910	20,588,547	26,291,026
Sales and marketing	448,959	689,620	1,721,350	2,707,937
General and administrative	999,276	1,182,536	2,876,852	3,903,977
Depreciation and amortization	564,562	537,234	1,653,291	1,582,837
Interest	415,297	439,210	1,267,965	1,334,938

Total costs and expenses	7,068,290	8,306,510	28,108,005	35,820,715

Net income	(1,931,899)	(2,805,076)	1,294,291	3,313,033
Distribution to shareholder	—	—	—	(1,300,000)
Accumulated earnings at beginning of period	12,363,264	11,868,140	9,137,074	7,050,031

Accumulated earnings at end of period	$10,431,365	$9,063,064	$10,431,365	$9,063,064

The accompanying Notes to Financial Statements are an integral part of these financial statements

SADDLEBROOK RESORTS, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended
	September 30,

	2002	2001

Operating activities:
Net income	$1,294,291	$3,313,033
Non-cash items included in net income:
Provision for doubtful accounts	40,580	37,080
Depreciation and amortization	1,653,291	1,582,837
Loss (gain) on sale of assets	(350)	169
Decrease (increase) in:
Accounts receivable	649,140	2,820,169
Inventory and supplies	104,606	100,272
Prepaid expenses and other assets	(137,997)	(88,372)
Increase (decrease) in:
Accounts payable	(135,156)	760,480
Accrued expenses and other liabilities	505,151	(1,216,387)

	3,973,556	7,309,281

Investing activities:
Decrease in short-term investments	—	45,300
Proceeds from sale of assets	86,594	25
Capital expenditures	(1,523,048)	(2,039,012)

	(1,436,454)	(1,993,687)

Financing activities:
Payments on notes payable	(948,894)	(880,769)
Distribution to shareholder	—	(1,300,000)
Net payments to related parties	(886,227)	(721,258)

	(1,835,121)	(2,902,027)

Net increase in cash	701,981	2,413,567
Cash at beginning of period	6,724,259	8,109,135

Cash at end of period	$7,426,240	$10,522,702

Supplemental disclosure:
Cash paid for interest	$1,267,069	$1,339,936

The accompanying Notes to Financial Statements are an integral part of these financial statements.

SADDLEBROOK RESORTS, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Note 1. Basis of Presentation

The accompanying balance sheet for September 30, 2002, and statements of operations and cash flows for the periods ended September 30, 2002 and 2001, are unaudited but reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature.

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

Note 2. Accounts Receivable

	September 30,
	2002	December 31,
	(Unaudited)	2001

Trade accounts receivable	$1,051,758	$1,700,922
Less reserve for bad debts	(59,698)	(19,142)

	$992,060	$1,681,780

Note 3. Property, Buildings and Equipment

	September 30,
	2002	December 31,
	(Unaudited)	2001

Land and land improvements	$4,412,746	$4,412,746
Buildings and recreational facilities	24,905,513	23,792,806
Machinery and equipment	13,783,038	12,480,733
Construction in progress	101,900	1,191,540

	43,203,197	41,877,825
Less accumulated depreciation	(18,415,585)	(16,903,559)

	$24,787,612	$24,974,266

The Registrant’s property, buildings and equipment are pledged as security for its debt (see Note 5).

Note 4. Deferred Charges

	September 30,
	2002	December 31,
	(Unaudited)	2001

Debt issue costs	$596,716	$596,716
Less accumulated amortization	(169,065)	(139,230)

	$427,651	$457,486

Note 5. Notes Payable

	September 30,
	2002	December 31,
	(Unaudited)	2001

Note payable due June 30, 2013	$21,362,340	$22,294,392
Capital lease obligation	32,101	48,943

	21,394,441	22,343,335
Less current portion	(1,358,293)	(1,281,697)

	$20,036,148	$21,061,638

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

Note 6. Related Party Receivables and Liabilities

Related party receivables and payables at September 30, 2002 and December 31, 2001 are the result of net intercompany transactions and cash transfers between the Registrant and its shareholder company and affiliated companies. There are no advances from the Registrant to its Directors or Officers.

Note 7. Income Taxes

The Registrant previously elected S Corporation status and is currently a member of a Qualified Subchapter S Subsidiary Group. Accordingly, the Registrant has had no income tax expense since the initial election as the tax is assessed at the shareholder level.

SADDLEBROOK RENTAL POOL OPERATION
BALANCE SHEETS

DISTRIBUTION FUND

	September 30,
	2002	December 31,
	(Unaudited)	2001

Assets
Receivable from Saddlebrook Resorts, Inc.	$495,815	$686,491

Liabilities and Participants’ Fund Balance
Due to participants for rental pool distribution	$416,557	$571,194
Due to maintenance escrow fund	79,258	115,297
Participants’ fund balance	—	—

	$495,815	$686,491

MAINTENANCE ESCROW FUND

	September 30,
	2002	December 31,
	(Unaudited)	2001

Assets
Cash and cash equivalents	$419,560	$195,300
Investments	399 342	989
Receivables:
Distribution fund	79,258	115,297
Owner payments	9,364	234,055
Interest	841	4
Linen inventory	293,404	299,879
Prepaid expenses and other assets	279,590	2,119,489

	$1,481,359	$2,965,013

Liabilities and Participants’ Fund Balance
Accounts payable	$150,666	$504,627
Participants’ fund balance	1,330,693	2,460,386

	$1,481,359	$2,965,013

SADDLEBROOK RENTAL POOL OPERATION
STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,

	2002	2001	2002	2001

Rental pool revenues	$1,274,235	$1,243,838	$9,292,170	$12,355,510

Deductions:
Marketing expense	95,568	93,288	696,913	926,664
Management expense	159,279	155,480	1,161,521	1,544,439
Travel agent commissions	67,957	53,739	416,672	593,815
Credit card expense	24,250	21,738	133,751	148,977
Provision for bad debts	1,500	—	3,500	—

	348,554	324,245	2,412,357	3,213,895

Net rental income	925,681	919,593	6,879,813	9,141,615
Less operator share of net rental income	(416,556)	(413,817)	(3,095,916)	(4,113,727)
Other revenues (expenses):
Complimentary room revenues	12,896	24,335	56,059	80,478
Minor repairs and replacements	(26,206)	(46,627)	(107,414)	(135,665)

Amount available for distribution	$495,815	$483,484	$3,732,542	$4,972,701

SADDLEBROOK RENTAL POOL OPERATION
STATEMENTS OF CHANGES IN PARTICIPANTS’ FUND BALANCE
(Unaudited)

DISTRIBUTION FUND

	Nine months ended
	September 30,

	2002	2001

Balance at beginning of period	$—	$—
Additions:
Amount available for distribution	3,732,542	4,972,701
Reductions:
Amount withheld for maintenance escrow fund	(636,625)	(858,974)
Amount accrued or paid to participants	(3,095,917)	(4,113,727)

Balance at end of period	$—	$—

MAINTENANCE ESCROW FUND

	Nine months ended
	September 30,

	2002	2001

Balance at beginning of period	$2,460,386	2,830,378
Additions:
Amount withheld from distribution fund	636,625	858,974
Unit owner payments	632,797	725,077
Interest earned	9,327	11,431
Reductions:
Escrow account refunds	(45,999)	(72,932)
Maintenance charges	(160,581)	(451,456)
Unit renovations	(2,144,449)	(1,607,532)
Linen replacement	(57,413)	(76,003)

Balance at end of period	$1,330,693	$2,217,937

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Registrant’s operations are seasonal with the highest volume of sales occurring in the first quarter of each calendar year. The third quarter has historically produced the lowest volume of sales. Consequently, the Registrant’s financial condition declined slightly during the third quarter of 2002. However, due to the earlier seasonal period, the Registrant’s financial condition at September 30, 2002 is improved when compared with its fiscal year-end of December 31, 2001. The primary effect of this seasonal period was an increase in current assets and accumulated earnings.

The Registrant’s loan agreement for its existing debt provides for an additional $5,000,000 from the same lender if the Registrant remains in compliance with certain financial covenants (see Note 5. Notes Payable of the Notes to Financial Statements in Part I, Item 1 of this Form 10-Q, which is incorporated herein by reference).

The Registrant has completed construction of new laundry and warehouse facilities to replace a structure that was damaged by fire in January of 2001. The cost for this project (net of related insurance proceeds) was $1,305,000. There were no other significant capital additions or improvements during the nine months ended September 30, 2002 and no other major capital projects are anticipated in the remaining fiscal period. Future operating costs and planned expenditures for capital additions and improvements should be funded by the Registrant’s current cash reserves, cash generated by resort operations or by additional funds, if available, from it’s current lender discussed above.

Results of Operations

Total revenues decreased $365,000, or 7%, for the third quarter of 2002 when compared with the same period in 2001 and decreased $9,731,000, or 25%, for the first nine months of 2002 when compared with the same period in 2001. These results reflect less occupied unit nights, average daily room rates and numbers of guests in the resort for the current periods when compared to the prior year. Anticipated occupied room nights for the remainder of 2002 are expected to approximate the prior year’s low level due to the continued slowdown in the nation’s economy and concerns about national security that have adversely affected travel. Projections for occupied room nights in the year 2003 and subsequent fiscal periods are expected to remain at the resort’s current volume of business pending an improvement in national concerns.

A net loss for the third quarter of 2002 decreased $873,000, or 31%, from the same period in 2001 while the net income for the first nine months of 2002 decreased $2,019,000, or 61%, from the same period in 2001. These results were directly related the lower revenues for the current periods and are benefited by several measures that were taken in the fall of 2001 to reduce the Registrant’s cost of operation.

Due to the seasonal business of the Registrant, the results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for their full fiscal year.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Saddlebrook Rental Pool Operation

The results of the Saddlebrook Rental Pool Operation (the “Rental Pool”) are directly related to the hotel operations of the Registrant. The Registrant operates the Rental Pool that provides for a distribution of a percentage of net rental income to participating condominium unit owners. Net rental income is calculated and distributed according to the provisions of a Rental Pool and Agency Appointment Agreement (the “Agreement”). The level of the Registrant’s occupancy and related average daily room rate directly impacts revenues and expenses used to determine the distribution. The Agreement also provides for a portion of the Rental Pool distribution to be held in escrow by the Registrant (the “Escrow Fund”) to pay for the maintenance of and improvements to the condominium unit interiors.

The average occupancies for the Rental Pool for the quarters ended September 30, 2002 and 2001 were 26% and 27%, respectively. The average distributions of net rental income per participating condominium unit for the same periods were $900 and $881, respectively. The slight increase in the average distribution of net rental income was directly related to slightly higher Rental Pool revenues that increased the net amount available for distribution for the current quarter when compared to the same period the prior year.

The Registrant is currently renovating the condo unit kitchens, bathrooms and carpeting. This project commenced in 1998 and has been completed for unit Clusters One through Eight with an aggregate billing to the Escrow Fund of $5,239,000.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Registrant does not have significant market risk with respect to foreign currency exchanges or other market rates. The Registrant’s debt has a fixed interest rate through the year 2012 and, accordingly, fluctuations in interest rates are not expected to affect financial results in the near future.

Item 4. Controls and Procedures

Within the 90 days prior to the date of this report, the Registrant’s management, including the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Registrant’s Chief Executive Officer and the Chief Financial Officer concluded that the Registrant’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Registrant’s periodic SEC filings.

There have been no significant changes in the Registrant’s internal controls or in other factors that could significantly affect internal controls subsequent to the date the Chief Executive Officer and the Chief Financial Officer carried out this evaluation.

PART II — OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	The following exhibits are included in this Form 10-Q:

99.1	–	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	–	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	The Registrant did not file Form 8-K during the three months ended September 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SADDLEBROOK RESORTS, INC.

(Registrant)

Date:	November 13, 2002	/s/ Donald L. Allen

Donald L. Allen Vice President and Treasurer (Principal Financial and Accounting Officer)

CERTIFICATION

I, Thomas L. Dempsey, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Saddlebrook Resorts, Inc.;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have: (a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant is made known to us by others within the Registrant, particularly during the period in which this quarterly report is being prepared; (b) evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent function): (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.     The Registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 13, 2002	/s/ Thomas L. Dempsey

Thomas L. Dempsey Chairman of the Board and Chief Executive Officer

CERTIFICATION

I, Donald L. Allen, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Saddlebrook Resorts, Inc.;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have: (a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant is made known to us by others within the Registrant, particularly during the period in which this quarterly report is being prepared; (b) evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent function): (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.     The Registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 13, 2002	/s/ Donald L. Allen

Donald L. Allen Vice President and Treasurer