Form 10-K
period 2002-12-31
SADDLEBROOK RESORTS INC
filed 2003-03-28
CIK 313151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark one)

(X)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal period ended December 31, 2002

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

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: None
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑

The aggregate market value of the voting and nonvoting common equity held by non-affiliates of the Registrant as of the last business day of the Registrant’s most recently completed second fiscal quarter was zero, as all of the common equity of the Registrant is held by an affiliate of the Registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: Not applicable

PART I

Item 1. Business

Saddlebrook Resorts, Inc., (the “Company”) was incorporated in the State of Florida on June 20, 1979. It was formed to acquire an existing golf course and tennis club located in Pasco County, Florida, and develop it into a condominium resort and residential homes project named Saddlebrook Resort (the “Resort”). In November 1988, the Company transferred its real estate development division to its prior parent company and retained only its operation of the Resort.

The Company is currently owned by Saddlebrook Holdings, Inc., which is ultimately owned by Thomas L. Dempsey and his family. Mr. Dempsey acquired the Company from its prior parent company in November 1988.

Based on its numerous awards, the Resort has a reputation as a world-class facility that caters to corporate meeting planners and sports enthusiast at all skill levels. As a destination resort, it offers luxury accommodations, convention facilities, restaurants, two golf courses, tennis courts, a spa and other recreational areas. An accredited preparatory school at the Resort and an on-site real estate sales office are operated by affiliates of the Company.

The Resort’s accommodations are condominium units that have been sold to third parties or to affiliates of the Company. The majority of the condominium units participate in a rental-pooling program (the “Rental Pool”) that provides its owners with a percentage distribution of related room revenues minus certain fees and expenses. The remainder of the condominium units either participate in a non-pooling rental program, are owner-occupied or are designated as hospitality suites or housing for young athletes independent of the rental programs.

All of the Resort’s condominium units are governed by the Saddlebrook Resort Condominium Association, Inc. (the “Association”) in accordance with Florida statutes. The Board of Directors for the Association is elected by the condominium unit owners. An annual budget of common expenses for the Association is approved by the condominium unit owners, which determines their quarterly assessments that must be paid regardless of the units’ participation in a rental program.

A Resort condominium unit’s participation in a rental program also requires a club membership at the Resort with its separate initiation fees and quarterly dues. The club membership is directed by a Board of Governors appointed by the Company’s management.

The Company’s operation of the Resort is not considered to be dependent upon the availability of raw materials, nor the effect of the duration of patents, licenses, franchises or concessions held.

The Resort’s business is considered to be seasonal with a higher volume of sales during the winter and spring seasons.

Although the Resort’s reputation in the conference-hosting industry is excellent, the market for these services is extremely competitive. Consequently, it aggressively competes against numerous resort hotels and convention facilities both in central Florida and nationwide.

At December 31, 2002, there were approximately 710 persons employed by the Company. The Company’s management relationship with employees is excellent and there are no collective bargaining agreements.

Additional information may be obtained on the Resort’s website at www.SaddlebrookResort.com

Item 2. Properties

Saddlebrook Resort is located in Wesley Chapel, Florida, which is in south central Pasco County, immediately north of Tampa, Florida.

The Resort is inside the gated community of Saddlebrook. The Resort’s property includes approximately 450 acres of land that are owned by the Company and an affiliate. Located on the Resort’s property are convention facilities with approximately 82,000 square feet of meeting and function space, three restaurants, two 18-hole golf courses, 45 tennis courts, a 7,000-square foot luxury health spa, a 3,300-square foot fitness center, three swimming pools, shops and other operational and recreation areas.

A total of 556 condominium units are at the Resort comprised of one-, two- and three-bedroom suites. Of these condominium units, 408 are designed for hotel occupancy and located in an area called the Walking Village. The remaining 148 are slightly larger, designed for longer-termed rental, and are located in an area called the Lakeside Village. At December 31, 2002, there were 551 hotel accommodations participating in the Rental Pool. The three-bedroom condominium units become hotel accommodations as a two-bedroom suite with a separate adjoining hotel room. Some two-bedroom condominium units become hotel accommodations as a one-bedroom suite with a separate adjoining hotel room.

Item 3. Legal Proceedings

The Company is involved in litigation in the ordinary course of business. In the opinion of the Company’s management, insurance or indemnification from other third parties adequately covers these matters. The effect, if any, of these claims is considered immaterial to the Company’s financial condition and results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters

The Company’s stock is privately held and there is no established market for the stock.

The right to participate in a rental pool that accompanies the condominium units that were developed and sold by the Company is deemed to be a security. However, there is no market for such securities other than the normal real estate market.

Since the security is the participation right in a rental pool, no dividends have been paid or will be paid to condominium unit owners. However, the condominium unit owners participating in the Rental Pool receive a contractual distribution of rent from the Company quarterly.

Item 6. Selected Financial Data

The following selected financial data should be read in conjunction with the financial statements and related notes in Item 8 hereof.

	Year ended December 31,

	2002	2001	2000	1999	1998

Total revenues	$38,478,000	$47,430,000	$54,138,000	$49,704,000	$48,395,000
Net income before taxes	124,000	3,387,000	4,203,000	2,336,000	5,675,000
Total assets	36,189,000	37,558,000	40,940,000	37,773,000	40,956,000
Notes payable	21,159,000	22,343,000	23,530,000	24,628,000	25,530,000
Rental Pool revenues	11,515,000	14,117,000	16,444,000	15,555,000	16,311,000
Average distribution per Rental Pool participant	8,349	10,289	12,122	11,394	12,106

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies and Estimates

The following accounting policies are considered critical by the Company’s management. These and other accounting policies require that estimates be made, based on assumptions and judgment, that affect revenues, expenses, assets, liabilities and disclosure of contingencies in the Company’s financial statements. These estimates and assumptions are based on historical experience and on various other factors that are believed to be reasonable under the circumstances. However, actual results may differ from these estimates due to different conditions.

Asset Impairments — The Company’s management periodically evaluates whether there has been a permanent impairment of long-lived assets, in accordance with Financial Accounting Standard No. (“FAS”) 121 — Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of and, beginning in 2002, with FAS 144 — Accounting for the Impairment or Disposal of Long-Lived Assets. The Company’s management believes that the accounting estimates related to asset impairments are critical estimates for the following reasons: (1) the ongoing changes in management’s expectations regarding future utilization of assets; and (2) the impact of an impairment on reported assets and earnings could be material. During the year ended Dec. 31, 2002, the Company’s management evaluated assets for impairment in accordance with FAS 144 and concluded that the sum of the undiscounted expected future cash flows (excluding interest charges) from its assets exceeded its then current carrying values. Accordingly, the company did not recognize an impairment charge.

Depreciation Expense — The Company provides for depreciation by the straight-line method at annual rates that amortize the original costs, net of salvage values, of depreciable assets over their estimated useful lives. Management’s estimation of assets’ useful lives are critical estimates for the following reasons: (1) forecasting the salvage value for long-lived assets over a long period of time is subjective; (2) changes may take place that could render an asset obsolete or uneconomical; and (3) a change in the useful life of a long-lived asset could have a material impact on reported results of operations and reported asset values. The Company’s management believes the estimated useful life corresponds to the anticipated physical life for most assets. Although it is difficult to predict values far into the future, the Company has a long history of actual costs and values that are considered in reaching a conclusion as to the appropriate useful life of an asset.

See the Notes to the Financial Statements for Saddlebrook Resorts, Inc. in Item 8 hereof for additional accounting policies used in the preparation of the financial statements. Other new accounting pronouncements initially effective in 2002 are considered not applicable to the Company.

Liquidity and Capital Resources

Construction of the Resort was substantially completed by December of 1982 and sales of existing condominium units were substantially completed by November of 1988.

The Company completed construction on new laundry and warehouse facilities in April 2002 to replace a structure that was damaged by fire in January of 2001. The aggregate cost for this project’s buildings and equipment was approximately $1,907,000 before application of related insurance proceeds of approximately $601,000. There were no other significant capital expenditures during the fiscal year ended December 31, 2002.

During the fiscal year ended December 31, 2001, the Company made various improvements to its main conference center building and repaired a portion of it that was damaged by a fire at an aggregate cost of approximately $3,498,000 before application of related insurance proceeds of approximately $2,615,000. The Company also commenced construction on the new laundry and warehouse facilities discussed above. There were no other significant capital expenditures during that fiscal period.

During the fiscal year ended December 31, 2000, the Company completed construction it commenced in 1999 on a new facility that expanded its group function space by 18,000 square feet. This structure, named the Grand Pavilion, was completed at a cost of approximately $2,060,000. There were no other significant capital expenditures during that fiscal period.

The Company’s management presently has no major capital projects anticipated in the immediate future. Future operating costs and planned expenditures for minor capital additions and improvements are expected to be adequately funded by the Company’s and its affiliates’ current cash reserves, cash generated by the Resort’s operations or by additional funds, if available, from the Company’s current lender discussed below.

The Company obtained financing from a third-party lender in June 1998 that replaced its prior debt. This financing has a fixed annual interest rate of 7.7%, monthly principal and interest payments of approximately $244,000 and matures on June 30, 2013. The current debt agreement contains additional financing from the same lender of $5,000,000 provided the Company remains in compliance with certain financial covenants. There are currently no other lines-of-credit in place as the cash reserves of the Company and its affiliates are considered sufficient to support its anticipated minor capital expenditures and operating capital needs in the immediate future.

Regarding the Company’s operation of the Rental Pool, the related condominium units’ kitchens, bathrooms and carpeting are currently being renovated and upgraded. This project commenced in 1998 and has been completed for unit Clusters One through Eight with an aggregate billing to the maintenance escrow fund of $5,072,000. The project is currently underway in Clusters Nine and Ten and the Resort’s management expects the related billing to the condominium owners’ maintenance escrow fund accounts to occur in late 2003.

The Company’s management is not aware of any environmental matters that are currently present.

The Company’s operation of the Resort is not considered to be dependent on any individual or small group of customers, the loss of whom would have a material adverse effect.

There are no adverse purchase or other commitments outstanding as of December 31, 2002.

Results of Operations

The following chart highlights changes in the sources of Company revenues:

	Year ended December 31,

	2002	2001	2000

Rental Pool Revenues	31%	31%	32%
Other Hotel Revenues	17	20	19
Merchandise Sales	37	35	35
Club Fees	14	13	13
Other Income	1	1	1

	100%	100%	100%

2002 Compared to 2001

The Company’s total revenues decreased approximately $8,952,000, which was 19% down from the prior year. Total revenues for the Rental Pool decreased $2,602,000 or 18% from the prior year. These reductions were primarily due to an 8% decrease in the average daily room rate and a 12% decrease in paid room nights for the condominium units that participated in the Rental Pool. Paid room nights were down 14% for the Resort’s group business and off 4% for social hotel stays. The Company’s total resort revenues also reflected reductions in its food and beverage and other areas of operation that resulted from a 19% decrease in individual guests that stayed at the Resort.

The above reductions in business are attributed to the continued slowdown in the nation’s economy and concerns about national security that have adversely affected travel. Projections for occupied room nights in the year 2003 and subsequent fiscal periods are projected to be lower than the Company’s 2002 volume of business pending an improvement in the nation’s economy and less concern about national security.

The Company’s net income decreased $3,263,000, which was a 96% reduction from the prior year. This decrease in net income was a direct result of lower revenues partially offset by management’s continued efforts to minimize the Company’s expenses throughout all areas of operations. Depreciation and amortization expense increased approximately 6% due primarily to the Company’s new laundry and warehouse facilities placed in service in early 2002. Interest expense decreased approximately 5% as the Company continued to pay down its self-amortizing debt discussed in Liquidity and Capital Resources above.

The Company is currently a member of a Qualified Subchapter S Subsidiary Group. Accordingly, no income tax expense was reflected in the Company’s operating results as the tax is assessed to the shareholders of its parent company. Income tax expense was not reflected in the Company’s Rental Pool financial statements as the related income tax is assessed to its participating condominium unit owners.

2001 Compared to 2000

The Company’s total revenues decreased approximately $6,708,000, which was 12% down from the prior year. Total revenues for the Rental Pool decreased $2,327,000 or 14% from the prior year. These reductions were primarily due to an 18% decrease in paid room nights, partially offset by a 4% increase in the average daily room rate, for the condominium units that participated in the Rental Pool. Paid room nights were down 22% for the Resort’s group business and off 7% for social hotel stays. The Company’s total resort revenues also reflected reductions in its food and beverage and most other areas of operation that resulted from an 11% decrease in individual guests that stayed at the Resort.

The above reductions in business were concentrated in the second half of 2001 as a result of the continued slowdown in the nation’s economy and concerns about national security resulting from the 9/11 events that adversely affected travel. The results for the first half of 2001 were stronger than the same period the prior year due partially to the locally-hosted NFL Super Bowl which added significantly to the Resort’s higher average room rate.

The Company’s net income decreased $816,000, which was a 19% reduction from the prior year. This decrease in net income was a direct result of lower revenues partially offset by management’s efforts to minimize the Company’s expenses throughout all areas of operations, including reductions in its management and operating staff late in the year 2001. Interest expense decreased approximately 5% as the Company continued to pay down its self-amortizing debt.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The Company’s invested cash, including investments escrowed on behalf of the condominium unit owners in the Rental Pool’s Maintenance Escrow Fund, are subject to changes in market interest rates. Consequently, the related yields for these investments continue to have a downward trend. Otherwise, the Company does not have significant market risk with respect to foreign currency exchanges or other market rates.

The Company’s debt is self-amortizing and has a fixed contractual interest rate through June of 2013. Accordingly, fluctuations in related market costs of capital are not expected to affect its financial results.

Item 8. Financial Statements and Supplementary Data

The financial statements, including the Reports of Independent Certified Public Accountants, for Saddlebrook Resorts, Inc. are included on pages 16 to 27 and for Saddlebrook Rental Pool Operation on pages 28 to 32. An index to the financial statements is on page 15.

Financial statement schedules have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

     Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

The Directors and Executive Officers of the Company are as follows:

Name	Position and Background

Thomas L. Dempsey	Chairman of the Board and Chief Executive Officer of the Company for more than five years.
Age 76	President of the Company until November 2000. Chairman of the Board and President of Saddlebrook Holdings, Inc. for more than five years.

Eleanor Dempsey	Vice Chairman of the Board of the Company for more than five years. Director and Executive Vice President of Saddlebrook Holdings, Inc. for more than five years. Wife of Thomas Dempsey.

Richard Boehning	Director and President of the Company since November 2000. Previously, Director and
Age 68	Executive Vice President of the Company for more than five years.

Gregory R. Riehle	Director, Vice President and Secretary of the Company for more than five years.
Age 46	Director and Executive Vice President of Saddlebrook Holdings, Inc. for more than five years. Son-in- law of Thomas Dempsey.

Maureen Dempsey	Director, Vice President and Assistant Secretary of the Company for more than five years.
Age 44	Director and Executive Vice President of Saddlebrook Holdings, Inc. for more than five Years. Daughter of Thomas Dempsey.

Diane L. Riehle	Director, Vice President and Assistant Secretary of the Company for more than five years.
Age 42	Director and Executive Vice President of Saddlebrook Holdings, Inc. for more than five Years. Daughter of Thomas Dempsey.

Donald L. Allen Age 63	Vice President and Treasurer of the Company and Saddlebrook Holdings, Inc. for more than five years.

Robert A. Shaw	Assistant Treasurer and Corporate Controller of the Company and Saddlebrook Holdings, Inc.
Age 46	for more than five years.

Item 11. Executive Compensation

The following table sets forth the remuneration paid, distributed or accrued to the Company’s executive officers by the Company and its parent, Saddlebrook Holdings, Inc. consolidated, during the three years ended December 31, 2002.

	Fiscal			Other annual
Name and Principal Position	year	Salary	Bonus	compensation

Thomas L. Dempsey	2002	$198,462	$—	$24,345
Chief Executive Officer	2001	193,077	—	24,345
	2000	200,000	—	24,320
Richard Boehning	2002	143,686	7,488	2,623
President	2001	140,256	138,171	3,273
	2000	140,000	220,000	4,622
Gregory R. Riehle	2002	118,385	19,242	12,541
Vice President and Secretary	2001	72,404	124,417	11,456
	2000	75,000	144,153	9,696
Maureen Dempsey	2002	139,915	5,000	12,962
Vice President and Assistant	2001	135,254	34,000	12,686
Secretary	2000	96,000	75,000	11,763
Diane L. Riehle	2002	139,915	5,000	14,075
Vice President and Assistant	2001	135,254	34,000	14,570
Secretary	2000	96,000	75,000	12,525

The Company commenced a 401(k) plan effective January 1, 2001. Compensation paid thereunder is included in Other Annual Compensation above. In addition, corporate officers and executive staff are allowed to use the Resort’s facilities and are provided various discounts on related purchases in accordance with hospitality industry standards. The Company had no other compensation plans for directors and officers at December 31, 2002.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Title of	Name of beneficial	Amount and nature of	Percent
class	owner	beneficial ownership	of class

Common	Saddlebrook Holdings, Inc.	100,000	100.0%
Common	Thomas L. Dempsey	100,000	100.0%
Common	Maureen Dempsey Trust	6,500	6.5%
Common	Diane Lynn Riehle Trust	6,500	6.5%

In December 1994, the Company’s Articles of Incorporation were amended to increase the number of shares of authorized common stock from 25,000 to 100,000 shares. Each of the 500 shares of stock that was previously outstanding was then exchanged for 100 shares of voting stock and 100 shares of nonvoting stock. The par value of each share remains unchanged at $1. On October 1, 1995, 6,500 shares of nonvoting stock were gifted by Thomas L. Dempsey to each of two family trusts.

In June 1998, each share of the Company’s outstanding capital stock was exchanged for one share of Saddlebrook Holdings, Inc. stock. After the exchange, Thomas L. Dempsey and the family trusts own 100% of Saddlebrook Holdings, Inc. which owns 100% of the Company.

Item 13. Certain Relationships and Related Transactions

The Company currently funds a portion of the expenditures for Saddlebrook Holdings, Inc. (“SHI”), its sole shareholder, which are offset by dividends declared thereto. SHI’s expenditures include dividends to its shareholders, which are primarily amounts that approximate their income taxes related to the operations of SHI and its subsidiaries.

Saddlebrook International Tennis, Inc. (“SIT”) operates a tennis training facility and preparatory school at the Resort and is solely owned by SHI. SIT owns 10 condominium units at the Resort. The Company receives revenue for services provided to SIT’s guests. In addition, the Company is reimbursed for actual expenses and other costs incurred on behalf of SIT.

Saddlebrook Investments, Inc. is a broker/dealer for the Resort’s condominium units. Saddlebrook Realty, Inc. is a broker for sales of other general real estate in the area. Both companies are owned by Thomas L. Dempsey. These companies collectively operate an on-site real estate office at the Resort and the Company is reimbursed for actual expenses and other costs incurred on their behalf.

Dempsey and Daughters, Inc. hold certain tracts of real estate and owns 23 individual condominium units at the Resort. This company is solely owned by SHI. The Company is reimbursed for actual expenses and other costs incurred on behalf of this company.

Saddlebrook Resort Condominium Association, Inc. is a nonprofit corporation whose membership is comprised of the Resort’s condominium unit owners pursuant to Florida statutes. The company is compensated by this entity for various services provided and is reimbursed for actual expenses and other costs incurred on its behalf.

The Company’s management and ownership are involved with other related entities and operations that are considered minor.

Item 14. Controls and Procedures

Within the 90 days prior to the date of this report, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company’s Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company’s periodic SEC filings.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date the Chief Executive Officer and the Chief Financial Officer carried out this evaluation.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	Financial statements and schedules required to be filed are listed in Item 8 of this Form 10-K.

(b)	Reports on Form 8-K: None

(c)	Exhibits:

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

10.1 Management Contract between Saddlebrook Resorts, Inc. and the Saddlebrook Association of Condominium Owners, Inc.(incorporated by reference to Exhibit C*).

10.2 Saddlebrook Rental Pool and Agency Appointment Agreement.

10.3 Saddlebrook Rental Management Agency Employment (incorporated by reference to Exhibit E*).

10.4 Form of Purchase Agreement (incorporated by reference to Exhibit H*).

10.5 Form of Deed (incorporated by reference to Exhibit I*).

10.6 Form of Bill of Sale (incorporated by reference to Exhibit J*).

99.1 Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Identification of exhibit incorporated by reference from the Registration Statement No. 2-65481 previously filed by Registrant, effective December 28, 1979.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SADDLEBROOK RESORTS, INC. (Registrant)

Date: March 28, 2003	/s/ Donald L. Allen

Donald L. Allen Vice President and Treasurer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on March 28, 2003.

/s/ Thomas L. Dempsey Thomas L. Dempsey Chairman of the Board (Principal Executive Officer)	/s/ Richard Boehning Richard Boehning Director and President

/s/ Gregory R. Riehle Gregory R. Riehle Director and Vice President	/s/ Maureen Dempsey Maureen Dempsey Director, Vice President and Assistant Secretary

/s/ Diane L. Riehle Diane L. Riehle Director, Vice President and Assistant Secretary

CERTIFICATION

I, Thomas L. Dempsey, certify that:

1.	I have reviewed this Annual Report on Form 10-K of Saddlebrook Resorts, Inc. (the “Registrant”);

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4.	The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the Registrant is made known to us by others within the Registrant, particularly during the period in which this annual report is being prepared;
(b)	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and
(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of the Registrant’s Board of Directors (or persons performing the equivalent function):

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

6.	The Registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003	/s/ Thomas L. Dempsey Thomas L. Dempsey Chairman of the Board and Chief Executive Officer

CERTIFICATION

I, Donald L. Allen, certify that:

1.	I have reviewed this Annual Report on Form 10-K of Saddlebrook Resorts, Inc. (the “Registrant”);
2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;
4.	The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the Registrant is made known to us by others within the Registrant, particularly during the period in which this annual report is being prepared;
(b)	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and
(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of the Registrant’s Board of Directors (or persons performing the equivalent function):

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

6.	The Registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003	/s/ Donald L. Allen Donald L. Allen Vice President and Treasurer

Saddlebrook Resorts, Inc.

Index to Financial Statements

Page(s)

Financial Statements

Saddlebrook Resorts, Inc.

Report of Independent Certified Public Accountants	16

Balance Sheets at December 31, 2002 and 2001	17

Statements of Income for each of the three years in the period ended December 31, 2002	18

Statements of Changes in Shareholder’s Equity for each of the three years in the period ended December 31, 2002	19

Statements of Cash Flows for each of the three years in the period ended December 31, 2002	20

Notes to Financial Statements	21-27

Saddlebrook Rental Pool Operation

Report of Independent Certified Public Accountants	28

Balance Sheets at December 31, 2002 and 2001	29

Statements of Operations for each of the three years in the period ended December 31, 2002	30

Statements of Changes in Participants’ Fund Balance for each of the three years in the period ended December 31, 2002	31

Notes to Financial Statements	32

Report of Independent Certified Public Accountants

To the Board of Directors and Shareholder of
Saddlebrook Resorts, Inc.

In our opinion, the accompanying balance sheets and the related statements of income, of changes in shareholder’s equity and of cash flows present fairly, in all material respects, the financial position of Saddlebrook Resorts, Inc. at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Tampa, FL

March 7, 2003

Saddlebrook Resorts, Inc.

Balance Sheets

	December 31,

	2002	2001

Assets
Current assets:
Cash and cash equivalents	$6,255,608	$6,724,259
Escrowed cash	411,394	217,550
Short-term investments	300,000	—
Short-term escrowed investments	100,690	989
Trade accounts receivable, net of allowances for doubtful accounts of $67,238 and $19,142	1,397,379	1,681,780
Due from related parties	567,467	849,952
Resort inventory and supplies	1,616,035	1,834,400
Prepaid expenses and other assets	630,607	516,923

Total current assets	11,279,180	11,825,853
Long-term investments	—	300,000
Property, buildings and equipment, net	24,492,089	24,974,266
Deferred charges, net	417,706	457,486

Total assets	$36,188,975	$37,557,605

Liabilities and Shareholder’s Equity
Current liabilities:
Current portion of notes payable	$1,379,906	$1,281,697
Escrowed deposits	512,084	218,540
Accounts payable	626,629	704,018
Accrued rental distribution	900,571	247,692
Accrued expenses and other liabilities	1,718,777	2,176,962
Guest deposits	2,001,090	1,411,575
Due to related parties	162,227	205,282

Total current liabilities	7,301,284	6,245,766
Notes payable due after one year	19,778,774	21,061,638

Total liabilities	27,080,058	27,307,404

Commitments and contingencies (Note 10)
Shareholder’s equity:
Common stock, $1 par, 100,000 shares authorized, issued and outstanding	100,000	100,000
Additional paid-in capital	1,013,127	1,013,127
Retained earnings	7,995,790	9,137,074

Total shareholder’s equity	9,108,917	10,250,201

Total liabilities and shareholder’s equity	$36,188,975	$37,557,605

The accompanying notes are an integral part of these financial statements.

Saddlebrook Resorts, Inc.

Statements of Income

		Year ended
		December 31,
	2002	2001	2000

Resort revenues (Note 8)	$38,477,655	$47,429,899	$54,137,973

Cost and expenses:
Operating costs of resort (Note 8)	26,651,752	31,042,715	35,766,731
Sales and marketing	2,316,494	3,087,294	3,897,922
General and administrative	5,490,054	6,058,700	6,359,485
Depreciation and amortization	2,215,054	2,087,341	2,057,050
Interest	1,680,585	1,766,806	1,854,283

Total costs and expenses	38,353,939	44,042,856	49,935,471

Net income	$123,716	$3,387,043	$4,202,502

The accompanying notes are an integral part of these financial statements.

Saddlebrook Resorts, Inc.

Statements of Changes in Shareholder’s Equity

	Common	Additional	Retained	Total shareholder's
	stock	paid-in capital	earnings	equity

Balance at December 31, 1999	$100,000	$1,013,127	$2,847,529	$3,960,656
Net income	—	—	4,202,502	4,202,502
Distributions to Parent Company	—	—	—	—

Balance at December 31, 2000	100,000	1,013,127	7,050,031	8,163,158
Net income	—	—	3,387,043	3,387,043
Distributions to Parent Company	—	—	(1,300,000)	(1,300,000)

Balance at December 31, 2001	100,000	1,013,127	9,137,074	10,250,201
Net income	—	—	123,716	123,716
Distributions to Parent Company	—	—	(1,265,000)	(1,265,000)

Balance at December 31, 2002	$100,000	$1,013,127	$7,995,790	$9,108,917

The accompanying notes are an integral part of these financial statements.

Saddlebrook Resorts, Inc.

Statements of Cash Flows

		Year ended
		December 31,
	2002	2001	2000

Cash flows from operating activities:
Net income	$123,716	$3,387,043	$4,202,502
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,215,054	2,087,341	2,057,050
Loss (gain) on disposal of property, buildings and equipment	(2,350)	166	(2,132)
Provision for doubtful accounts	48,096	—	49,348
Change in assets and liabilities:
(Increase) decrease in:
Escrowed cash	(193,844)	81,362	73,192
Investments	—	45,300	(345,300)
Escrowed investments	(99,701)	591,489	1,326
Trade accounts receivable	236,305	2,036,949	(893,515)
Resort inventory and supplies	218,365	143,069	(144,931)
Prepaid expenses and other assets	(113,684)	(111,744)	145,651
Increase (decrease) in:
Escrowed deposits	293,544	(672,850)	(74,518)
Accounts payable	(77,389)	(173,563)	(637,582)
Accrued rental distribution	652,879	(1,264,607)	80,998
Accrued expenses and other liabilities	(458,185)	(378,876)	(366,099)
Guest deposits	589,515	(1,352,106)	854,164

Net cash provided by operating activities	3,432,321	4,418,973	5,000,154

Cash flows from investing activities:
Proceeds from sales of equipment	124,491	—	9,000
Insurance proceeds from loss of capital assets	601,498	2,614,609	—
Capital expenditures	(2,289,733)	(4,800,576)	(1,930,137)

Net cash used in investing activities	(1,563,744)	(2,185,967)	(1,921,137)

Cash flows from financing activities:
Payments on notes payable	(1,311,658)	(1,186,270)	(1,097,965)
Distribution to Parent Company	(1,265,000)	(1,300,000)	—
Due to (from) related parties	239,430	(1,131,612)	576,803

Net cash used in financing activities	(2,337,228)	(3,617,882)	(521,162)

Net (decrease) increase in cash and cash equivalents	(468,651)	(1,384,876)	2,557,855
Cash and cash equivalents, beginning of year	6,724,259	8,109,135	5,551,280

Cash and cash equivalents, end of year	$6,255,608	$6,724,259	$8,109,135

Supplemental disclosure:
Cash paid for interest	$1,680,585	$1,772,379	$1,854,283
Non-cash financing and investing activities:
Capital lease obligation	$127,003	$48,943	$73,066

The accompanying notes are an integral part of these financial statements.

Saddlebrook Resorts, Inc.

Notes to Financial Statements

For the Years Ended December 31, 2002, 2001 and 2000

1.	Organization and Business:

Saddlebrook Resorts, Inc. (the “Company”), a wholly-owned subsidiary of Saddlebrook Holdings, Inc. (“SHI” or the “Parent Company”), was incorporated in the State of Florida in June 1979 at which time it purchased a golf course and tennis complex, as well as certain undeveloped land, located in Pasco County, Florida, which was developed as a resort-condominium and residential homes project. Property improvements for the resort consist of condominiums which were sold or are for sale to outside parties. The majority of the condominium units sold are provided as hotel accommodations by their owners under a Rental Pool and Agency Appointment Agreement (the “Rental Pool”). The resort facilities include two 18 hole golf courses, 45 tennis courts, three swimming pools, three restaurants, a convention facility with approximately 82,000 square feet of meeting and function space, a luxury health spa, a fitness center, shops and other facilities necessary for the operation of a luxury resort.

2.	Significant Accounting Policies:

A summary of the Company’s significant accounting policies follows:

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

Investments

Investments held at December 31, 2002 consist of U.S. Treasury Securities and a Certificate of Deposit bearing interest ranging between 1.228% and 1.74%, which mature through April 2003. Investments are held to maturity, and recorded at amortized cost, which approximates fair market value. Escrowed investments relate to Rental Pool unit owner deposits for the maintenance reserve fund.

Property, Buildings and Equipment

Property, buildings and equipment are stated at cost. Depreciation is provided over the estimated useful lives of the assets on a straight-line basis.

Certain expenditures for renewals and improvements that significantly add to or extend the useful life of an asset are capitalized. Expenditures for repairs and maintenance are charged to expense as incurred. When property, buildings and equipment are retired or otherwise disposed, the cost of the assets and related accumulated depreciation amounts are removed from the accounts, and any resulting gains or losses are reflected in operations.

Saddlebrook Resorts, Inc.

Notes to Financial Statements

For the Years Ended December 31, 2002, 2001 and 2000

Recoverability of Long-Lived Assets

On January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). This statement requires the measurement and recognition of the impairment of long-lived assets to be held and used and long-lived assets to be held for sale. The adoption of SFAS No. 144 did not have a material impact on the Company’s results of operations or financial position at adoption or for the year ended December 31, 2002.

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the estimated future cash flows expected to result from the use of the assets. If the carrying amount of the assets exceeds the estimated expected undiscounted future cash flows, the Company estimates fair value based on the best information available making whatever estimates, judgments and projections are considered necessary. No adjustment to the carrying value or estimated period of recovery was necessary at December 31, 2002.

Deferred Charges

In connection with the Company’s refinancing of its debt during 1998, financing costs in the amount of $597,000 were incurred and capitalized. These financing costs are being amortized using a method that approximates the effective interest method over fifteen years, the life of the related debt outstanding.

Accumulated amortization amounted to $179,010 and $139,230 at December 31, 2002 and 2001, respectively. Amortization expense for deferred charges amounted to approximately $40,000 for each of the years ended December 31, 2002, 2001 and 2000.

Resort Revenues

Resort revenues are recognized as the related service is performed and includes rental revenues for condominium units owned by third parties participating in the Rental Pool. If these rental units were owned by the Company, normal costs associated with ownership such as depreciation, real estate taxes, condo association assessment, resort dues, unit maintenance, and other costs would have been incurred. Instead, resort operating expenses for the years ended December 31, 2002, 2001 and 2000 include rental pool distributions to condominium unit owners approximating $4,600,000, $5,659,000 and $6,619,000, respectively.

Income Taxes

Effective February 1, 1990, the Company elected S Corporation status for federal and state income tax purposes. Taxable income and losses are ultimately passed through to the Parent Company and, accordingly, no provision for income taxes has been made in the accompanying financial statements. As of December 31, 2002, the Company has approximately $470,000 in tax net operating loss carryforwards, which expire in 2005, available only to offset future C Corporation taxable income.

Employee Benefit Plans

Effective January 1, 2001, the Company sponsors a defined contribution plan (the “Plan”), which provides retirement benefits for all eligible employees who have elected to participate. Employees must fulfill a one year service requirement to be eligible. The Company currently matches one-half of the first 2% of an employee’s contribution. Company contributions approximated $52,000 and $72,000 for the years ended December 31, 2002 and 2001, respectively.

Saddlebrook Resorts, Inc.

Notes to Financial Statements

For the Years Ended December 31, 2002, 2001 and 2000

Reclassifications

Certain prior year balances have been reclassified to conform with current year presentation.

3.	Common Stock:

At December 31, 2002 and 2001, the Company had 50,000 shares of voting common stock and 50,000 shares of nonvoting common stock authorized, issued and outstanding. The par value of the voting and nonvoting common stock was $1.00 at December 31, 2002 and 2001.

4.	Escrowed Cash:

Escrowed cash, restricted as to use, is comprised of the following:

	December 31,
	2002	2001

Rental pool unit owner deposits for maintenance reserve fund held in a bank account which bears an interest rate of 1.1%	$387,443	$195,300
Security deposits held on long-term rentals	23,951	22,250

	$411,394	$217,550

5.	Property, Buildings and Equipment, Net:

Property, buildings and equipment consist of the following:

	Estimated
	Useful	December 31,
	Lives	2002	2001

Land and land improvements	—	$4,412,746	$4,412,746
Buildings and recreational facilities	10-40	24,932,314	23,792,806
Machinery and equipment	2-15	13,900,295	12,480,733
Construction in progress	—	105,827	1,191,540

		43,351,182	41,877,825
Accumulated depreciation		(18,859,093)	(16,903,559)

		$24,492,089	$24,974,266

Substantially all property, buildings and equipment are mortgaged, pledged or otherwise subject to lien under a loan agreement (Note 7).

Depreciation expense amounted to approximately $2,175,000, $2,047,000 and $2,017,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

Saddlebrook Resorts, Inc.

Notes to Financial Statements

For the Years Ended December 31, 2002, 2001 and 2000

The Company leases equipment under an agreement which is classified as a capital lease. The equipment and obligations related to the lease are recorded at the present value of the minimum lease payments. During 2002 and 2001, the Company recorded approximately $6,000 and $9,000, respectively, of interest expense related to the lease. Depreciation is computed on a straight-line basis over the estimated useful life of the asset. Total depreciation expense on the asset under lease was approximately $39,000 during 2002 and $24,000 during 2001 and 2000. Future minimum lease payments under this lease are payable as follows:

2003	$33,960
2004	33,960
2005	33,960
2006	33,960
2007 and thereafter	5,660

141,500
Less: amount representing interest	22,359

$119,141

The Company also leases equipment under operating leases. Some of the leases contain annual renewal options after the initial lease term. Lease expense amounted to $174,000, $269,000 and $228,000 for the years ended December 31, 2002, 2001 and 2000, respectively. Future minimum lease payments under noncancelable operating leases with initial lease terms in excess of one year are as follows:

2003	$203,052
2004	145,430
2005	122,220
2006	110,940
2007 and thereafter	27,735

$609,377

6. Accrued Expenses and Other Liabilities

     Accrued expenses and other liabilities consist of the following:

	December 31,
	2002	2001

Accrued payroll and related expenses	$832,680	$836,277
Accrued taxes	—	35,446
Accrued insurance	280,460	513,812
Other accrued expenses and liabilities	605,637	791,427

	$1,718,777	$2,176,962

Saddlebrook Resorts, Inc.

Notes to Financial Statements

For the Years Ended December 31, 2002, 2001 and 2000

7.	Notes Payable

Notes payable consists of the following:

	December 31,

	2002	2001
Note payable to lender, 15 year term (maturity date of July 1, 2013), 7.70% fixed interest rate, monthly ratable principal and interest payments, secured by all current and subsequently acquired real and personal property	$21,039,539	$22,294,392
Capital lease obligation	119,141	48,943
Less current portion	(1,379,906)	(1,281,697)

	$19,778,774	$21,061,638

Under the terms of the agreement, the Company is required to meet debt service coverage ratios as defined. The Company was in compliance at December 31, 2002. The Company has the ability to obtain an additional $5 million from the same lender under the terms of the agreement.

Principal maturities of the notes payable are due as follows: 2003 — $1,379,906; 2004 — $1,490,165; 2005 — $1,609,236; 2006 — $1,737,825; 2007 and thereafter — $14,941,548.

8.	Resort Revenues and Operating Costs of Resort:

Resort revenues and operating costs of resort are comprised of the following:

	Year Ended December 31,

	2002	2001	2000

Resort Revenues
Room revenue subject to rental pool agreement	$11,514,949	$14,116,593	$16,444,206
Food and beverage	11,586,074	13,564,737	15,683,605
Resort facilities and other	15,376,632	19,748,569	22,010,162

	$38,477,655	$47,429,899	$54,137,973

Operating Costs of Resort
Distribution to rental pool participants	$4,600,163	$5,659,192	$6,618,602
Food and beverage	9,336,449	10,246,466	10,383,120
Resort facilities and other	12,715,140	15,137,057	18,765,009

	$26,651,752	$31,042,715	$35,766,731

Saddlebrook Resorts, Inc.

Notes to Financial Statements

For the Years Ended December 31, 2002, 2001 and 2000

9.	Related Party Transactions

Amounts due from related parties are comprised of the following:

	December 31,

	2002	2001

Saddlebrook Resort Condominium Association, Inc.	$89,424	$111,075
Saddlebrook International Tennis, Inc.	202,193	576,305
Saddlebrook Realty, Inc.	16,648	—
Saddlebrook Investments, Inc.	—	89
Other	259,202	162,483

	$567,467	$849,952

Amounts due to related parties are comprised of the following:

	December 31,

	2002	2001

Saddlebrook Holdings, Inc.	2,145	74,936
Saddlebrook Realty, Inc.	—	6,388
Saddlebrook Investments, Inc.	1,550	—
Saddlebrook Properties LLC	3,889	—
Other	154,643	123,958

	$162,227	$205,282

The Company currently funds expenditures for SHI, the Company’s parent, which are offset by dividends declared thereto. SHI’s expenditures include dividends to its shareholders, which are primarily income taxes related to the operations of SHI and its subsidiaries. At December 31, 2002 and 2001, amounts payable to SHI were approximately $2,000 and $75,000, respectively.

Saddlebrook International Tennis, Inc. (“SIT”) is a tennis training facility and preparatory school operating at the resort. SIT is solely owned by the Company’s parent. The Company charges SIT various amounts for services provided to SIT guests, which amounted to approximately $2,019,000, $2,527,000 and $2,363,000 for the years ended December 31, 2002, 2001 and 2000, respectively. In addition, the Company was reimbursed for actual expenses and other costs incurred on behalf of SIT. At December 31, 2002 and 2001, the amounts due from SIT were approximately $202,000 and $576,000, respectively.

Saddlebrook Investments, Inc. is a broker/dealer for sales of Saddlebrook Resort condominium units. Saddlebrook Realty, Inc. is a broker for the sale of other general real estate. These companies are solely owned by the majority shareholder of the Company’s parent. At December 31, 2002 and 2001, a net receivable of approximately $16,000 and a net payable of approximately $6,000, respectively, resulted from net intercompany charges and cash transfer within these entities.

The Company performs certain accounting and property management activities on behalf of the Saddlebrook Resort Condominium Association (the “Association”) and is reimbursed for expenses paid on behalf of the Association. Expenses paid on behalf of and services provided to the Association amounted to approximately $1,330,000, $1,070,000 and $1,050,000 for the years ended December 31, 2002, 2001

Saddlebrook Resorts, Inc.

Notes to Financial Statements

For the Years Ended December 31, 2002, 2001 and 2000

and 2000, respectively. At December 31, 2002 and 2001, a net receivable of approximately $89,000 and $111,000 respectively, was due from the Association.

Other related party receivables and payables consist of transactions with several other entities, along with receivables from employees for resort charges and travel advances of a net receivable of approximately $104,000 and $38,000 at December 31, 2002 and 2001, respectively.

10.	Commitments and Contingencies

The Company is involved in litigation in the ordinary course of business. In the opinion of management, these matters are adequately covered by insurance or indemnification from other third parties and/or the effect, if any, of these claims is not material to the reported financial condition or results of operations of the Company as of December 31, 2002.

Insurance pool

The Company has pooled its risks with other resorts by forming an insurance purchasing group in which they retain an equity interest and to which they pay insurance premiums. The Company’s ownership is less than 10% and all amounts contributed as capital ($122,950 as of December 31, 2002) and the increase in equity cumulative to date ($76,531 as of December 31, 2002) were recorded as a component of Prepaid expenses and other assets. Any change in equity is reflected as a component of Resort revenues in the Statements of Income. The Company’s investment approximates the proportionate net book value of the insurance company at December 31, 2002. The Company may withdraw from the risk pool annually at any renewal date.

11.	Insurance Claims

During 2001, the Company incurred fire damages to two separate buildings at the resort which were adequately covered by insurance from third parties. The Company has received approximately $601,000 and $2,615,000 of insurance proceeds relating to those buildings during the years ended December 31, 2002 and 2001, respectively.

Report of Independent Certified Public Accountants

To the Board of Directors of Saddlebrook
Resorts, Inc., as Operators under the Saddlebrook
Rental Pool and Agency Appointment Agreement

In our opinion, the accompanying balance sheets and the related statements of operations and of changes in participants’ fund balance present fairly, in all material respects, the financial position of the Saddlebrook Rental Pool Operation (funds created for participants who have entered into a rental pool agreement as explained in Note 1) at December 31, 2002 and 2001, and the results of its operations and the changes in participants’ fund balance for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the rental pool’s operators; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP Tampa, FL

March 7, 2003

Saddlebrook Rental Pool Operation
Balance Sheets

Distribution Fund

	December 31,

	2002	2001

Assets
Receivable from Saddlebrook Resorts, Inc.	$867,622	$686,491

Liabilities and Participants’ Fund Balance
Due to participants for rental pool distribution	$723,068	$571,194
Due to maintenance escrow fund	144,554	115,297
Participants’ fund balance	—	—

	$867,622	$686,491

Maintenance Escrow Fund

	December 31,

	2002	2001

Assets
Cash in bank	$387,443	$195,300
Investments	100,690	989
Receivables:
Distribution fund	144,554	115,297
Interest	162	4
Owner payments	9,269	234,055
Prepaid expenses and other assets	575,914	2,119,489
Linen inventory	286,127	299,879

	$1,504,159	$2,965,013

Liabilities and Participants’ Fund Balance
Due to Saddlebrook Resorts, Inc.	$41,242	$500,869
Other	5,071	3,758
Participants’ fund balance	1,457,846	2,460,386

	$1,504,159	$2,965,013

The accompanying notes are an integral part of these financial statements.

Saddlebrook Rental Pool Operation
Statements of Operations
Distribution Fund

	Year Ended December 31,

	2002	2001	2000

Rental pool revenues	$11,514,949	$14,116,592	$16,444,206

Deductions:
Marketing fee	863,621	1,058,745	1,233,316
Management fee	1,439,368	1,764,574	2,055,526
Travel agent commissions	543,805	715,911	851,527
Credit card expense	176,523	169,624	205,612
Bad debt expense and other	5,000	(3,197)	—

	3,028,317	3,705,657	4,345,981

Net rental income	8,486,632	10,410,935	12,098,225
Operator share of net rental income	(3,818,985)	(4,684,921)	(5,444,201)
Other revenues (expenses):
Complimentary room revenues	80,436	105,489	103,144
Minor repairs and replacements	(147,920)	(172,311)	(138,566)

Amounts available for distribution to participants and maintenance escrow fund	$4,600,163	$5,659,192	$6,618,602

The accompanying notes are an integral part of these financial statements.

Saddlebrook Rental Pool Operation
Statements of Changes in Participants’ Fund Balance

Distribution Fund

	Year Ended December 31,

	2002	2001	2000

Balance, beginning of period	$—	$—	$—
Additions:
Amounts available for distribution	4,600,163	5,659,192	6,618,602
Reductions:
Amounts withheld for maintenance escrow fund	(781,178)	(974,271)	(1,174,401)
Amounts accrued or paid to participants	(3,818,985)	(4,684,921)	(5,444,201)

Balance, end of period	$—	$—	$—

Maintenance Escrow Fund

	Year Ended December 31,

	2002	2001	2000

Balance, beginning of period	$2,460,386	$2,830,378	$1,719,802
Additions:
Amount withheld from distribution fund	781,178	974,271	1,174,401
Unit owner payments	735,521	938,236	1,393,582
Interest earned	11,230	23,044	57,273
Reductions:
Unit renovations	(2,173,624)	(1,654,621)	(904,795)
Refunds of excess amounts in escrow accounts	(51,070)	(76,690)	(118,608)
Maintenance charges	(220,912)	(498,229)	(421,461)
Linen amortization	(84,863)	(76,003)	(69,816)

Balance, end of period	$1,457,846	$2,460,386	$2,830,378

The accompanying notes are an integral part of these financial statements.

Saddlebrook Rental Pool Operation

Notes to Financial Statements

12.	Rental Pool Operations and Rental Pool Agreement:

Condominium units are provided as rental (hotel) accommodations by their owners under the Rental Pool and Agency Appointment Agreement (the “Agreement”) with Saddlebrook Resorts, Inc. (collectively, the “Rental Pool”). Saddlebrook Resorts, Inc. (“Saddlebrook”) acts as operator of the Rental Pool, which provides for the distribution of a percentage of net rental income, as defined, to the owners.

The Saddlebrook Rental Pool Operation consists of two funds, the Rental Pool Income Distribution Fund (“Distribution Fund”) and the Maintenance and Furniture Replacement Escrow Fund (“Maintenance Escrow Fund”). The operations of the Distribution Fund reflect the earnings of the Rental Pool. The Distribution Fund balance sheets reflect amounts due from Saddlebrook for the rental pool distribution payable to participants and amounts due to the Maintenance Escrow Fund. The amounts due from Saddlebrook are required to be distributed no later than forty-five days following the end of each calendar quarter. The Maintenance Escrow Fund reflects the accounting for escrowed assets used to maintain unit interiors and replace furniture as it becomes necessary.

Rental pool participants and Saddlebrook share rental revenues according to the provisions of the Agreement. Net Rental Income shared consists of rentals received less a marketing surcharge of 7.5%, a 12.5% management fee, travel agent commissions, credit card expense and provision for bad debts, if warranted. Saddlebrook receives 45% of Net Rental Income as operator of the Rental Pool. The remaining 55% of Net Rental Income after adjustments for complimentary room revenues (ten percent of the normal unit rental price paid by Saddlebrook for promotional use of the unit) and certain minor repair and replacement charges is available for distribution to the participants and maintenance escrow fund based upon each participants’ respective participation factor (computed using the value of a furnished unit and the number of days it was available to the pool). Quarterly, 45% of Net Rental Income is distributed to participants, and 10%, as adjusted for complimentary room revenues and minor interior maintenance and replacement charges, is deposited in an escrow account until a maximum of 20% of the set value of the individual owner’s furniture package has been accumulated. Excess escrow balances are refunded to participants.

13.	Summary of Significant Accounting Policies:

Basis of accounting

The accounting records of the funds are maintained on the accrual basis of accounting.

Investments

Investments consist of U.S. Treasury Securities which bear interest ranging from 1.228% to 1.66%, with maturity dates through April 2003. At December 31, 2002 and 2001, investments of $100,690 and $989, respectively, mature in one year or less.

Income taxes

No federal or state taxes have been reflected in the accompanying financial statements as the tax effect of fund activities accrues to the rental pool participants and operator.