Form 10-Q
period 2003-03-31
SADDLEBROOK RESORTS INC
filed 2003-05-13
CIK 313151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______________ to _______________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X]   NO [   ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES [   ]   NO [X]

Registrant has 100,000 shares of common stock outstanding, all of which are held by affiliates of the Registrant.

PART I — FINANCIAL INFORMATION

     Item 1. Financial Statements

SADDLEBROOK RESORTS, INC.

BALANCE SHEETS

	March 31,
	2003	December 31,
	(Unaudited)	2002

Assets
Current assets:
Cash and cash equivalents	$7,192,884	$6,255,608
Escrowed cash	479,358	411,394
Short-term investments	—	300,000
Short-term escrowed investments	992	100,690
Accounts receivable, net	3,547,798	1,397,379
Due from related parties	505,363	567,467
Inventory and supplies	1,511,897	1,616,035
Prepaid expenses and other assets	901,459	630,607

Total current assets	14,139,751	11,279,180
Long-term investments	300,000	—
Property, buildings and equipment, net	24,004,979	24,492,089
Deferred charges, net	407,761	417,706

	$38,852,491	$36,188,975

Liabilities and Shareholder’s Equity
Current liabilities:
Current portion of notes payable	$1,406,680	$1,379,906
Escrowed deposits	480,350	512,084
Accounts payable	655,608	626,629
Accrued rental distribution	1,833,969	900,571
Accrued expenses and other liabilities	2,301,574	1,718,777
Guest deposits	1,703,459	2,001,090
Due to related parties	356	162,227

Total current liabilities	8,381,996	7,301,284
Notes payable due after one year	19,416,904	19,778,774

Total liabilities	27,798,900	27,080,058

Shareholder’s equity:
Common stock, $1.00 par value, 100,000 shares authorized and outstanding	100,000	100,000
Additional paid-in capital	1,013,127	1,013,127
Accumulated earnings	9,940,464	7,995,790

Total shareholder’s equity	11,053,591	9,108,917

	$38,852,491	$36,188,975

The accompanying Notes to Financial Statements are
an integral part of these financial statements

SADDLEBROOK RESORTS, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended
	March 31,

	2003	2002

Resort revenues	$13,333,518	$14,493,993

Costs and expenses:
Operating costs	8,682,387	9,256,336
Sales and marketing	645,587	600,542
General and administrative	1,110,978	1,031,846
Depreciation and amortization	544,535	539,512
Interest	405,357	425,734

Total costs and expenses	11,388,844	11,853,970

Net income	1,944,674	2,640,023
Accumulated earnings at beginning of period	7,995,790	9,137,074

Accumulated earnings at end of period	$9,940,464	$11,777,097

The accompanying Notes to Financial Statements are
an integral part of these financial statements

SADDLEBROOK RESORTS, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended
	March 31,

	2003	2002

Operating activities:
Net income	$1,944,674	$2,640,023
Non-cash items included in net income:
Provision for doubtful accounts	13,860	12,860
Depreciation and amortization	544,535	539,512
Decrease (increase) in:
Accounts receivable	(2,164,279)	(2,776,158)
Inventory and supplies	104,138	109,579
Prepaid expenses and other assets	(270,852)	(148,601)
Increase (decrease) in:
Accounts payable	28,979	211,134
Guest deposits	(297,631)	(183,186)
Accrued expenses and other liabilities	1,516,195	2,396,985

	1,419,619	2,802,148

Investing activities:
Capital expenditures	(47,480)	(831,024)

	(47,480)	(831,024)

Financing activities:
Payments on notes payable	(335,096)	(311,187)
Net payments from (to) related parties	(99,767)	606,576

	(434,863)	295,389

Net increase in cash	937,276	2,266,513
Cash at beginning of period	6,255,608	6,724,259

Cash at end of period	$7,192,884	$8,990,772

Supplemental disclosure:
Cash paid for interest	$405,400	$428,474

The accompanying Notes to Financial Statements are
an integral part of these financial statements.

SADDLEBROOK RESORTS, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Note 1. Basis of Presentation

Saddlebrook Resorts, Inc., (the “Company”) operates Saddlebrook Resort, which is a condominium hotel and resort located in Wesley Chapel, Florida.

The Company’s accompanying balance sheet for March 31, 2003, and its statements of operations and cash flows for the periods ended March 31, 2003 and 2002, are unaudited but reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature.

The Company’s business is seasonal. Therefore, the results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the full fiscal years.

These financial statements and related notes are presented for interim periods in accordance with the requirements of Form 10-Q and, consequently, do not include all disclosures normally provided in the Company’s Annual Report on Form 10-K. Accordingly, these financial statements and related notes should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Note 2. Accounts Receivable

	March 31,
	2003	December 31,
	(Unaudited)	2002

Trade accounts receivable	$3,619,100	$1,464,617
Less reserve for bad debts	(71,302)	(67,238)

	$3,547,798	$1,397,379

Note 3. Property, Buildings and Equipment

	March 31,
	2003	December 31,
	(Unaudited)	2002

Land and land improvements	$4,412,746	$4,412,746
Buildings and recreational facilities	24,952,785	24,932,314
Machinery and equipment	13,927,304	13,900,295
Construction in progress	105,827	105,827

	43,398,662	43,351,182
Less accumulated depreciation	(19,393,683)	(18,859,093)

	$24,004,979	$24,492,089

The Company’s property, buildings and equipment are pledged as security for its debt (see Note 5).

Note 4. Deferred Charges

	March 31,
	2003	December 31,
	(Unaudited)	2002

Debt issue costs	$596,716	$596,716
Less accumulated amortization	(188,955)	(179,010)

	$407,761	$417,706

Note 5. Notes Payable

	March 31,
	2003	December 31,
	(Unaudited)	2002

Note payable due June 30, 2013	$20,710,485	$21,039,539
Capital lease obligation	113,099	119,141

	20,823,584	21,158,680
Less current portion	(1,406,680)	(1,379,906)

	$19,416,904	$19,778,774

The Company’s financing from a third-party lender has an annual interest rate fixed at 7.7% and monthly payments for principal and interest of $243,988. The debt is secured by the Company’s real and personal property.

An additional $5,000,000 is available from the same lender as long as certain financial covenants are maintained. If received by the Company, the additional financing would be due on June 30, 2013.

Note 6. Related Party Receivables and Payables

Related party receivables and payables at March 31, 2003 and December 31, 2002 are the result of net intercompany transactions and cash transfers between the Company and its shareholder company and affiliated companies. There are no advances from the Company to its Directors or Officers.

Note 7. Income Taxes

The Company is currently a member of a Qualified Subchapter S Subsidiary Group. Accordingly, no income tax expense was reflected in the Company’s operating results as the tax is assessed to the shareholders of its parent company.

SADDLEBROOK RENTAL POOL OPERATION

BALANCE SHEETS

DISTRIBUTION FUND

	March 31,
	2003	December 31,
	(Unaudited)	2002

Assets
Receivable from Saddlebrook Resorts, Inc.	$1,817,781	$867,622

Liabilities and Participants’ Fund Balance
Due to participants for rental pool distribution	$1,504,195	$723,068
Due to maintenance escrow fund	313,586	144,554
Participants’ fund balance	—	—

	$1,817,781	$867,622

MAINTENANCE ESCROW FUND

	March 31,
	2003	December 31,
	(Unaudited)	2002

Assets
Cash and cash equivalents	$456,908	$387,443
Investments	992	100,690
Receivables:
Distribution fund	313,586	144,554
Owner payments	9,865	9,269
Interest	7	162
Linen inventory	267,273	286,127
Prepaid expenses and other assets	714,360	575,914

	$1,762,991	$1,504,159

Liabilities and Participants’ Fund Balance
Accounts payable	$68,857	$46,313
Participants’ fund balance	1,694,134	1,457,846

	$1,762,991	$1,504,159

SADDLEBROOK RENTAL POOL OPERATION
STATEMENTS OF OPERATIONS
(Unaudited)

DISTRIBUTION FUND

	Three months ended
	March 31,

	2003	2002

Rental pool revenue	$4,423,074	$5,017,265

Deductions:
Marketing fee	331,731	376,295
Management fee	552,884	627,158
Travel agent commissions	126,155	200,825
Credit card expense	68,149	66,539
Provision for bad debts	1,500	500

	1,080,419	1,271,317

Net rental income	3,342,655	3,745,948
Less operator share of net rental income	(1,504,195)	(1,685,677)
Other revenues (expenses):
Complimentary room revenues	24,703	22,205
Minor repairs and replacements	(45,382)	(45,061)

Amount available for distribution	$1,817,781	$2,037,415

SADDLEBROOK RENTAL POOL OPERATION
STATEMENTS OF CHANGES IN PARTICIPANTS’ FUND BALANCES
(Unaudited)

DISTRIBUTION FUND

	Three months ended
	March 31,

	2003	2002

Balance at beginning of period	$—	$—
Additions:
Amount available for distribution	1,817,781	2,037,415
Reductions:
Amount withheld for maintenance escrow fund	(313,586)	(351,738)
Amount accrued or paid to participants	(1,504,195)	(1,685,677)

Balance at end of period	$—	$—

MAINTENANCE ESCROW FUND

	Three months ended
	March 31,

	2003	2002

Balance at beginning of period	$1,457,846	2,460,386
Additions:
Amount withheld from distribution fund	313,586	351,738
Unit owner payments	10,579	459,294
Interest earned	838	4,114
Reductions:
Escrow account refunds	(13,138)	(19,573)
Maintenance charges	(45,449)	(38,405)
Unit renovations	—	(2,114,845)
Linen replacement	(30,128)	(28,593)

Balance at end of period	$1,694,134	$1,074,116

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The Company operates Saddlebrook Resort in Wesley Chapel, Florida, which contains condominium units that have been sold to third parties or to affiliates of the Company. The majority of the condominium units are hotel accommodations that participate in a rental-pooling program (the “Rental Pool”) that provides its owners with a percentage distribution of related room revenues minus certain fees and expenses. The remainder of the condominium units either participate in a non-pooling rental program, are owner-occupied or are designated as hospitality suites or housing for young athletes independent of the rental programs. Other resort property owned by the Company and its affiliates include golf courses, tennis courts, a spa, restaurants and conference center facilities.

Liquidity and Capital Resources

The Company’s operations are seasonal with the highest volume of sales generally occurring in the first quarter of each calendar year. Accordingly, the Company experienced an improvement in its financial condition as of March 31, 2003 when compared with its fiscal year-end of December 31, 2002. The primary effect of this seasonal period was an increase in cash, accounts receivable and accumulated earnings.

The Company’s financing from a third-party lender has a fixed annual interest rate of 7.7%, monthly principal and interest payments of approximately $244,000 and matures on June 30, 2013. The current debt agreement contains additional financing from the same lender of $5,000,000 provided the Company remains in compliance with certain financial covenants.

There were no significant capital additions or improvements during the three months ended March 31, 2003 and the Company’s management has no major capital projects anticipated in the immediate future. Future operating costs and planned expenditures for minor capital additions and improvements are expected to be adequately funded by the Company’s and its affiliates’ current cash reserves, cash generated by resort operations or by additional funds, if available, from the Company’s current lender discussed above.

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

Results of Operations

The Company’s total revenues for the three months ended March 31, 2003 decreased approximately $1,160,000, or 8%, from the first quarter the prior year. Total revenues for the Rental Pool decreased approximately $594,000, or 12%, from the same period the prior year. These reductions were primarily due to a 12% decrease in paid room nights for the condominium units that participated in the Rental Pool. The average daily room rate for the current quarter was approximately the same as the prior year’s first quarter. Paid room nights were down 12% for the resort’s group business and also off 12% for social hotel stays. The Company’s total resort revenues also reflected reductions in its food and beverage and most other areas of operation that resulted from a 2% decrease in individual guests that stayed at the resort for the current quarter when compared to the same period the prior year.

The above reductions in business are attributed to the continued slowdown in the nation’s economy and concerns about national security that have adversely affected travel. These events have created a trend in the booking of future resort business where reservations for both group and social guests are now generally occurring closer to their arrival dates instead of several months in advance as in previous years. However, although this trend makes it difficult to project future business, the Company’s management believes the occupied room nights for the remainder of the year 2003 will approximate the prior year’s level. Similarly, projections for occupied room nights in the year 2004 and subsequent fiscal periods are expected to remain at the resort’s current volume of business pending an improvement in the nation’s economy and less concern about national security.

The Company’s net income for the current quarter decreased $695,000, which was a 26% reduction from the net income for the first quarter of 2002. This decrease was a direct result of lower revenues partially offset by management’s continued efforts to minimize the Company’s expenses throughout all areas of operations. Depreciation and amortization expense were effectively unchanged for the current period when compared to the prior year’s first quarter. Interest expense decreased approximately 5% as the Company continued to pay down its self-amortizing debt discussed in Liquidity and Capital Resources above.

Due to the seasonal business of the Company, the results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the full fiscal years.

Forward-Looking Information

Certain information contained in this report constitutes forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Such statements may be identified by the inclusion of terms such as "believe," "expect," "anticipate," "estimate" or "may." Although the Company's management believes that such forward-looking statements are based upon reasonable assumptions, forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Consequently, the expected results may not be achieved and actual results may differ significantly from expectations. This may be a result of various factors, including: changes in general economic conditions that may influence group conferences and guests' vacation plans; changes in travel patterns; changes in consumer tastes in destinations or accommodations for group conferences and vacations; changes in Rental Pool participation by the current condominium unit owners; and the resale of units to owners who elect not to participate in the Rental Pool. The Company assumes no obligation to update or revise any forward-looking statements or to update the reasons why actual results could differ from those projected in any forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

The Company is involved in litigation in the ordinary course of business. In the opinion of the Company’s management, insurance or indemnification from other third parties adequately covers these matters. Accordingly, the effect, if any, of these claims is considered immaterial to the Company’s financial condition and results of operations.

Item 2. Changes in Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

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

     (b)  Reports on Form 8-K: None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SADDLEBROOK RESORTS, INC.

(Registrant)

Date:	May 13, 2003	/s/ Donald L. Allen

Donald L. Allen Vice President and Treasurer (Principal Financial and Accounting Officer)

CERTIFICATION

I, Thomas L. Dempsey, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Saddlebrook Resorts, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have: (a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant is made known to us by others within the Registrant, particularly during the period in which this quarterly report is being prepared; (b) evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.	The Registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003	/s/ Thomas L. Dempsey

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

Date:	May 13, 2003	/s/ Donald L. Allen

Donald L. Allen Vice President and Treasurer