Form 10-Q
period 2003-06-30
SADDLEBROOK RESORTS INC
filed 2003-08-13
CIK 313151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2003

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

Registrant has 100,000 shares of common stock outstanding, all of which are held by an affiliate of the Registrant.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SADDLEBROOK RESORTS, INC.
BALANCE SHEETS

	June 30,
	2003	December 31,
	(Unaudited)	2002

Assets
Current assets:
Cash and cash equivalents	$6,317,848	$6,255,608
Escrowed cash	225,460	411,394
Short-term investments	300,000	300,000
Short-term escrowed investments	994	100,690
Accounts receivable, net	2,677,618	1,397,379
Due from related parties	696,240	567,467
Inventory and supplies	1,431,174	1,616,035
Prepaid expenses and other assets	989,629	630,607

Total current assets	12,638,963	11,279,180
Property, buildings and equipment, net	23,680,483	24,492,089
Long-termed escrowed investments	399,576	—
Deferred charges, net	397,816	417,706

	$37,116,838	$36,188,975

Liabilities and Shareholder’s Equity
Current liabilities:
Current portion of notes payable	$1,441,562	$1,379,906
Escrowed deposits	626,030	512,084
Accounts payable	751,036	626,629
Accrued rental distribution	1,108,822	900,571
Accrued expenses and other liabilities	1,921,567	1,718,777
Guest deposits	782,624	2,001,090
Due to related parties	—	162,227

Total current liabilities	6,631,641	7,301,284
Notes payable due after one year	19,042,508	19,778,774

Total liabilities	25,674,149	27,080,058

Shareholder’s equity:
Common stock, $1.00 par value, 100,000 shares authorized and outstanding	100,000	100,000
Additional paid-in capital	1,013,127	1,013,127
Accumulated earnings	10,329,562	7,995,790

Total shareholder’s equity	11,442,689	9,108,917

	$37,116,838	$36,188,975

The accompanying Notes to Financial Statements are
an integral part of these financial statements

SADDLEBROOK RESORTS, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,

	2003	2002	2003	2002

Revenues	$10,295,542	$10,346,730	$23,629,060	$24,840,723

Costs and expenses:
Operating costs	7,278,502	7,320,032	15,960,889	16,576,368
Sales and marketing	726,210	591,419	1,371,797	1,191,961
General and administrative	973,406	872,961	2,084,384	1,904,807
Depreciation and amortization	530,216	549,217	1,074,751	1,088,729
Interest	398,110	426,934	803,467	852,668

Total costs and expenses	9,906,444	9,760,563	21,295,288	21,614,533

Net income	389,098	586,167	2,333,772	3,226,190
Accumulated earnings at beginning of period	9,940,464	11,777,097	7,995,790	9,137,074

Accumulated earnings at end of period	$10,329,562	$12,363,264	$10,329,562	$12,363,264

The accompanying Notes to Financial Statements are
an integral part of these financial statements

SADDLEBROOK RESORTS, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended
	June 30,

	2003	2002

Operating activities:
Net income	$2,333,772	$3,226,190
Non-cash items included in net income:
Provision for doubtful accounts	27,720	26,720
Depreciation and amortization	1,074,751	1,088,735
Loss (gain) on sale of assets	—	(50)
Decrease (increase) in:
Accounts receivable	(1,307,959)	(987,460)
Inventory and supplies	184,861	93,221
Prepaid expenses and other assets	(359,022)	(273,418)
Increase (decrease) in:
Accounts payable	124,407	(181,273)
Accrued expenses and other liabilities	(807,424)	406,021

	1,271,106	3,398,686

Investing activities:
Proceeds from sale of asset	—	50
Capital expenditures	(243,256)	(1,324,713)

	(243,256)	(1,324,663)

Financing activities:
Payments on notes payable	(674,610)	(628,434)
Net payments from (to) related parties	(291,000)	(1,061,340)

	(965,610)	(1,689,774)

Net increase in cash	62,240	384,249
Cash at beginning of period	6,255,608	6,724,259

Cash at end of period	$6,317,848	$7,108,508

Supplemental disclosure:
Cash paid for interest	$804,211	$850,870

The accompanying Notes to Financial Statements are
an integral part of these financial statements.

SADDLEBROOK RESORTS, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Note 1. Basis of Presentation

Saddlebrook Resorts, Inc. (the “Company”) operates Saddlebrook Resort, which is a condominium hotel and resort located in Wesley Chapel, Florida.

The Company’s accompanying balance sheet for June 30, 2003, and its statements of operations and cash flows for the periods ended June 30, 2003 and 2002, are unaudited but reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature.

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

Note 2. Accounts Receivable

	June 30,
	2003	December 31,
	(Unaudited)	2002

Trade accounts receivable	$2,760,417	$1,464,617
Less reserve for bad debts	(82,799)	(67,238)

	$2,677,618	$1,397,379

Note 3. Property, Buildings and Equipment

	June 30,
	2003	December 31,
	(Unaudited)	2002

Land and land improvements	$4,412,746	$4,412,746
Buildings and recreational facilities	25,039,113	24,932,314
Machinery and equipment	14,036,752	13,900,295
Construction in progress	105,827	105,827

	43,594,438	43,351,182
Less accumulated depreciation	(19,913,955)	(18,859,093)

	$23,680,483	$24,492,089

The Company’s property, buildings and equipment are pledged as security for its debt (see Note 5).

Note 4. Deferred Charges

	June 30,
	2003	December 31,
	(Unaudited)	2002

Debt issue costs	$596,716	$596,716
Less accumulated amortization	(198,900)	(179,010)

	$397,816	$417,706

Note 5. Notes Payable

	June 30,
	2003	December 31,
	(Unaudited)	2002

Note payable due June 30, 2013	$20,375,056	$21,039,539
Capital lease obligation	109,014	119,141

	20,484,070	21,158,680
Less current portion	(1,441,562)	(1,379,906)

	$19,042,508	$19,778,774

The Company’s financing from a third-party lender has an annual interest rate fixed at 7.7% and monthly payments for principal and interest of $243,988. The debt is secured by the Company’s real and personal property.

An additional $5,000,000 is available from the same lender if the Company is in compliance with certain financial covenants. If received, the additional financing will be due on June 30, 2013. For the reporting period ended June 30, 2003, the Company was not in compliance with the financial covenants related to this additional financing. However, the Company was in compliance with the financial covenants related to its existing debt.

Note 6. Related Party Receivables and Payables

Related party receivables and payables at June 30, 2003 and December 31, 2002 are the result of net intercompany transactions and cash transfers between the Company and its shareholder company and affiliated companies. There are no advances from the Company to its Directors or Officers.

Note 7. Income Taxes

The Company is currently a member of a Qualified Subchapter S Subsidiary Group. Accordingly, no income tax expense was reflected in the Company’s operating results as the tax is assessed to the shareholders of its parent company.

SADDLEBROOK RENTAL POOL OPERATION
BALANCE SHEETS

DISTRIBUTION FUND

	June 30,
	2003	December 31,
	(Unaudited)	2002

Assets
Receivable from Saddlebrook Resorts, Inc.	$1,113,675	$867,622

Liabilities and Participants’ Fund Balance
Due to participants for rental pool distribution	$940,653	$723,068
Due to maintenance escrow fund	173,022	144,554
Participants’ fund balance	—	—

	$1,113,675	$867,622

MAINTENANCE ESCROW FUND

	June 30,
	2003	December 31,
	(Unaudited)	2002

Assets
Cash and cash equivalents	$200,710	$387,443
Investments	400,570	100,690
Receivables:
Distribution fund	173,022	144,554
Owner payments	40,237	9,269
Interest	2	162
Linen inventory	246,753	286,127
Prepaid expenses and other assets	867,727	575,914

	$1,914,793	$1,504,159

Liabilities and Participants’ Fund Balance
Accounts payable	$90,727	$46,313
Participants’ fund balance	1,824,066	1,457,846

	$1,914,793	$1,504,159

SADDLEBROOK RENTAL POOL OPERATION
STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,

	2003	2002	2003	2002

Rental pool revenues	$2,854,249	$3,000,670	$7,277,323	$8,017,935

Deductions:
Marketing fee	214,069	225,050	545,800	601,345
Management fee	356,781	375,084	909,665	1,002,242
Travel agent commissions	130,346	147,890	256,501	348,715
Credit card expense	61,212	42,962	129,361	109,501
Provision for bad debts	1,500	1,500	3,000	2,000

	763,908	792,486	1,844,327	2,063,803

Net rental income	2,090,341	2,208,184	5,432,996	5,954,132
Less operator share of net rental income	(940,653)	(993,683)	(2,444,848)	(2,679,360)
Other revenues (expenses):
Complimentary room revenues	22,612	20,958	47,315	43,163
Minor repairs and replacements	(58,625)	(36,147)	(104,007)	(81,208)

Amount available for distribution	$1,113,675	$1,199,312	$2,931,456	$3,236,727

SADDLEBROOK RENTAL POOL OPERATION
STATEMENTS OF CHANGES IN PARTICIPANTS’ FUND BALANCES
(Unaudited)

DISTRIBUTION FUND

	Six months ended
	June 30,

	2003	2002

Balance at beginning of period	$—	$—
Additions:
Amount available for distribution	2,931,456	3,236,727
Reductions:
Amount withheld for maintenance escrow fund	(486,608)	(557,367)
Amount accrued or paid to participants	(2,444,848)	(2,679,360)

Balance at end of period	$—	$—

MAINTENANCE ESCROW FUND

	Six months ended
	June 30,

	2003	2002

Balance at beginning of period	$1,457,846	2,460,386
Additions:
Amount withheld from distribution fund	486,608	557,367
Unit owner payments	50,816	611,183
Interest earned	1,592	6,602
Reductions:
Escrow account refunds	(24,540)	(42,912)
Maintenance charges	(90,465)	(102,185)
Unit renovations	(3,278)	(2,132,716)
Linen replacement	(54,513)	(34,104)

Balance at end of period	$1,824,066	$1,323,621

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

Liquidity and Capital Resources

The Company’s operations are seasonal with the highest volume of sales generally occurring in the first quarter of each calendar year. The second quarter has, historically, had marginal financial results. Accordingly, the Company experienced an improvement in its financial condition as of June 30, 2003 when compared with its fiscal year-end of December 31, 2002. The primary effect of this seasonal period was an increase in current assets and accumulated earnings.

The Company’s financing from a third-party lender has a fixed annual interest rate of 7.7%, monthly principal and interest payments of approximately $244,000 and matures on June 30, 2013. The current debt agreement contains additional financing from the same lender of $5,000,000 provided the Company is in compliance with certain financial covenants. For the reporting period ended June 30, 2003, the Company was not in compliance with the financial covenants related to this additional financing. However, the Company was in compliance with the financial covenants related to its existing debt.

There were no significant capital additions or improvements during the six months ended June 30, 2003 and the Company’s management has no major capital projects anticipated in the immediate future. Future operating costs and planned expenditures for minor capital additions and improvements are expected to be adequately funded by the Company’s and its affiliates’ current cash reserves and cash generated by resort operations.

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

Results of Operations

Second quarter 2003 compared to second quarter 2002

The Company’s total revenues decreased approximately $51,000, or less than 1%, for the three months ended June 30, 2003 compared to the same period in the prior year. Total revenues for the Rental Pool decreased approximately $146,000, or 5%, from the same period in the prior year. These reductions were primarily due to a 6% decrease in the average daily room rate partially offset by a 4% increase in the number of paid room nights for the condominium units that participated in the Rental Pool. Paid room nights increased 3% for the Resort’s group business and 8% for social hotel stays. The Company’s total resort revenues also reflected increased sales in its food and beverage and most other areas of operations that resulted from a 18% increase in the number of individual guests that stayed at the Resort for the current quarter when compared to the same period the prior year.

Although comparable to the prior year, the above revenues for 2003 are lower than previous years due to the continued slowdown in the nation’s economy and concerns about national security that have adversely affected travel. Regarding the projection of future revenues, these negative events have created a trend in the booking of resort business where reservations for both group and social guests are now generally occurring closer to their arrival dates instead of several months in advance as in previous years. Although this trend makes it difficult to project future business, the Company’s management believes the occupied room nights for the remainder of the year 2003 will approximate the prior year’s level. Similarly, projections for occupied room nights in the year 2004 and subsequent fiscal periods are expected to remain at the resort’s current volume of business pending an improvement in the nation’s economy and less concern about national security.

The Company’s net income for the current quarter decreased $197,000, which was a 34% reduction from the net income for the second quarter of 2002. This decrease was primarily a result of lower revenues and increases in various marketing and administrative costs. Depreciation and amortization expense were effectively unchanged for the current period when compared to the prior year’s second quarter. Interest expense decreased approximately 7% as the Company continued to pay down its self-amortizing debt discussed in Liquidity and Capital Resources above.

First six months 2003 compared to first six months 2002

The Company’s total revenues decreased approximately $1,212,000 or 5% for the first half of 2003 compared to the same period in the prior year. Total revenues for the Rental Pool decreased approximately $741,000, or 9%, from the same period in the prior year. These reductions were primarily due to a 5% decrease in the average daily room rate and a 5% decrease in the number of paid room nights for the condominium units that participated in the Rental Pool during the six-month period. Paid room nights decreased 6% for the Resort’s group business and 2% for social hotel stays. The Company’s total resort revenues also reflected sales in its food and beverage and most other areas of operations that resulted from a 7% increase in the number of individual guests that stayed at the Resort for the period when compared to the first half of 2002.

The Company’s net income for the current period decreased $892,000, which was a 28% reduction from the net income for the first half of 2002. This decrease was primarily a result of lower revenues and increases in various marketing and administrative costs. Depreciation and amortization expense were effectively unchanged for the current period when compared to the prior year’s. Interest expense decreased approximately 6% as the Company continued to pay down its self-amortizing debt discussed in Liquidity and Capital Resources above.

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

PART II – OTHER INFORMATION

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

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

     (a)  The following exhibits are included in this Form 10-Q:

31.1	-	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	-	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	-	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	-	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)  Reports on Form 8-K: None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SADDLEBROOK RESORTS, INC.

(Registrant)

Date: August 13, 2003	/s/ Donald L. Allen
Donald L. Allen
Vice President and Treasurer
(Principal Financial and
Accounting Officer)