Form 10-Q
period 2003-09-30
SADDLEBROOK RESORTS INC
filed 2003-11-14
CIK 313151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

COMMISSION FILE NUMBER: 2-65481

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

YES ☐     NO ☒

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
SADDLEBROOK RENTAL POOL OPERATION STATEMENTS OF CHANGES IN PARTICIPANTS’ FUND BALANCES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Item 2. Changes in Securities and Use of Proceeds
Item 3. Defaults Upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K
SIGNATURE
Ex-31.1 Section 302 CEO Certification
Ex-31.2 Section 302 CFO Certification
Ex-32.1 Section 906 CEO Certification
Ex-32.2 Section 906 CFO Certification

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SADDLEBROOK RESORTS, INC.
BALANCE SHEETS

	September 30,
	2003	December 31,
	(Unaudited)	2002

Assets
Current assets:
Cash and cash equivalents	$5,961,246	$6,255,608
Escrowed cash	360,414	411,394
Short-term investments	300,000	300,000
Short-term escrowed investments	994	100,690
Accounts receivable, net	1,167,970	1,397,379
Due from related parties	623,036	567,467
Inventory and supplies	1,359,915	1,616,035
Prepaid expenses and other assets	727,963	630,607

Total current assets	10,501,538	11,279,180
Long-termed escrowed investments	399,576	—
Property, buildings and equipment, net	23,314,959	24,492,089
Deferred charges, net	387,871	417,706

	$34,603,944	$36,188,975

Liabilities and Shareholder’s Equity
Current liabilities:
Current portion of notes payable	$1,461,802	$1,379,906
Escrowed deposits	760,984	512,084
Accounts payable	675,747	626,629
Accrued rental distribution	241,038	900,571
Accrued expenses and other liabilities	2,062,930	1,718,777
Guest deposits	996,858	2,001,090
Due to related parties	—	162,227

Total current liabilities	6,199,359	7,301,284
Notes payable due after one year	18,674,085	19,778,774

Total liabilities	24,873,444	27,080,058

Shareholder’s equity:
Common stock, $1.00 par value, 100,000 shares authorized and outstanding	100,000	100,000
Additional paid-in capital	1,013,127	1,013,127
Accumulated earnings	8,617,373	7,995,790

Total shareholder’s equity	9,730,500	9,108,917

	$34,603,944	$36,188,975

The accompanying Notes to Financial Statements are an integral part of these financial statements

SADDLEBROOK RESORTS, INC.
STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

Revenues	$5,468,012	$5,483,891	$29,097,072	$30,324,614

Costs and expenses:
Operating costs	4,822,091	4,995,425	20,782,980	21,571,793
Sales and marketing	490,409	440,176	1,862,206	1,632,137
General and administrative	945,090	1,000,324	3,029,474	2,905,131
Depreciation and amortization	530,341	564,562	1,605,092	1,653,291
Interest	392,270	415,297	1,195,737	1,267,965

Total costs and expenses	7,180,201	7,415,784	28,475,489	29,030,317

Net income (loss)	(1,712,189)	(1,931,893)	621,583	1,294,297
Accumulated earnings at beginning of period	10,329,562	12,363,264	7,995,790	9,137,074

Accumulated earnings at end of period	$8,617,373	$10,431,371	$8,617,373	$10,431,371

The accompanying Notes to Financial Statements are an integral part of these financial statements

SADDLEBROOK RESORTS, INC.
STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended
	September 30,

	2003	2002

Operating activities:
Net income	$621,583	$1,294,291
Non-cash items included in net income:
Provision for doubtful accounts	31,080	40,580
Depreciation and amortization	1,605,092	1,653,291
Loss (gain) on sale of assets	—	(350)
Decrease (increase) in:
Accounts receivable	198,329	649,140
Inventory and supplies	256,120	104,606
Prepaid expenses and other assets	(97,356)	(137,997)
Increase (decrease) in:
Accounts payable	49,118	(135,156)
Accrued expenses and other liabilities	(1,319,611)	505,151

	1,344,355	3,973,556

Investing activities:
Proceeds from sale of asset	—	86,594
Capital expenditures	(398,128)	(1,523,048)

	(398,128)	(1,436,454)

Financing activities:
Payments on notes payable	(1,022,793)	(948,894)
Net payments from (to) related parties	(217,796)	(886,227)

	(1,240,589)	(1,835,121)

Net increase (decrease) in cash	(294,362)	701,981
Cash at beginning of period	6,255,608	6,724,259

Cash at end of period	$5,961,246	$7,426,240

Supplemental disclosure:
Cash paid for interest	$1,196,437	$1,267,069

The accompanying Notes to Financial Statements are an integral part of these financial statements.

SADDLEBROOK RESORTS, INC.
NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

Saddlebrook Resorts, Inc. (the “Company”) developed and operates Saddlebrook Resort, which is a condominium hotel and resort located in Wesley Chapel, Florida.

The Company’s accompanying balance sheet for September 30, 2003, and its statements of operations and cash flows for the periods ended September 30, 2003 and 2002, are unaudited but reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature.

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

Note 2. Accounts Receivable

	September 30,
	2003	December 31,
	(Unaudited)	2002

Trade accounts receivable	$1,254,129	$1,464,617
Less reserve for bad debts	(86,159)	(67,238)

	$1,167,970	$1,397,379

Note 3. Property, Buildings and Equipment

	September 30,
	2003	December 31,
	(Unaudited)	2002

Land and land improvements	$4,412,746	$4,412,746
Buildings and recreational facilities	25,095,990	24,932,314
Machinery and equipment	14,134,747	13,900,295
Construction in progress	105,827	105,827

	43,749,310	43,351,182
Less accumulated depreciation	(20,434,351)	(18,859,093)

	$23,314,959	$24,492,089

The Company’s property, buildings and equipment are pledged as security for its debt (see Note 5).

Note 4. Deferred Charges

	September 30,
	2003	December 31,
	(Unaudited)	2002

Debt issue costs	$596,716	$596,716
Less accumulated amortization	(208,845)	(179,010)

	$387,871	$417,706

Note 5. Notes Payable

	September 30,
	2003	December 31,
	(Unaudited)	2002

Note payable due June 30, 2013	$20,033,128	$21,039,539
Capital lease obligation	102,759	119,141

	20,135,887	21,158,680
Less current portion	(1,461,802)	(1,379,906)

	$18,674,085	$19,778,774

The Company’s financing from a third-party lender has an annual interest rate fixed at 7.7% and monthly payments for principal and interest of $243,988. The debt is secured by the Company’s real and personal property.

An additional $5,000,000 is available from the same lender if the Company is in compliance with certain financial covenants. If received, the additional financing will be due with the existing debt on June 30, 2013. For the debt’s reporting period ended June 30, 2003, the Company was not in compliance with the financial covenants related to this additional financing. However, the Company was in compliance with the financial covenants related to its existing debt.

Note 6. Related Party Receivables and Payables

Related party receivables and payables at September 30, 2003 and December 31, 2002 are the result of net intercompany transactions and cash transfers between the Company and its shareholder company and affiliated companies. There are no advances from the Company to its Directors or Officers.

Note 7. Income Taxes

The Company is currently a member of a Qualified Subchapter S Subsidiary Group. Accordingly, no income tax expense was reflected in the Company’s operating results as the tax is assessed to the shareholders of its parent company.

SADDLEBROOK RENTAL POOL OPERATION
BALANCE SHEETS

DISTRIBUTION FUND

	September 30,
	2003	December 31,
	(Unaudited)	2002

Assets
Receivable from Saddlebrook Resorts, Inc.	$391,528	$867,622

Liabilities and Participants’ Fund Balance Due to participants for rental pool distribution	$355,298	$723,068
Due to maintenance escrow fund	36,230	144,554
Participants’ fund balance	—	—

	$391,528	$867,622

MAINTENANCE ESCROW FUND

	September 30,
	2003	December 31,
	(Unaudited)	2002

Assets
Cash and cash equivalents	$334,564	$387,443
Investments	400,570	100,690
Receivables:
Distribution fund	36,230	144,554
Owner payments	11,308	9,269
Interest	1,248	162
Linen inventory	205,125	286,127
Prepaid expenses and other assets	119,059	575,914

	$1,108,104	$1,504,159

Liabilities and Participants’ Fund Balance
Accounts payable	$209,807	$46,313
Participants’ fund balance	898,297	1,457,846

	$1,108,104	$1,504,159

SADDLEBROOK RENTAL POOL OPERATION
STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

Rental pool revenues	$1,090,379	$1,274,235	$8,367,702	$9,292,170

Deductions:
Marketing fee	81,778	95,568	627,578	696,913
Management fee	136,297	159,279	1,045,962	1,161,521
Travel agent commissions	53,947	67,957	310,448	416,672
Credit card expense	27,305	24,250	156,666	133,751
Provision for bad debts	1,500	1,500	4,500	3,500

	300,827	348,554	2,145,154	2,412,357

Net rental income	789,552	925,681	6,222,548	6,879,813
Less operator share of net rental income	(355,298)	(416,556)	(2,800,146)	(3,095,916)
Other revenues (expenses):
Complimentary room revenues	6,540	12,896	53,855	56,059
Minor repairs and replacements	(49,266)	(26,206)	(153,273)	(107,414)

Amount available for distribution	$391,528	$495,815	$3,322,984	$3,732,542

SADDLEBROOK RENTAL POOL OPERATION
STATEMENTS OF CHANGES IN PARTICIPANTS’ FUND BALANCES

(Unaudited)

DISTRIBUTION FUND

	Nine months ended
	September 30,

	2003	2002

Balance at beginning of period	$—	$—
Additions:
Amount available for distribution	3,322,984	3,732,542
Reductions:
Amount withheld for maintenance escrow fund	(522,838)	(636,625)
Amount accrued or paid to participants	(2,800,146)	(3,095,917)

Balance at end of period	$—	$—

MAINTENANCE ESCROW FUND

	Nine months ended
	September 30,

	2003	2002

Balance at beginning of period	$1,457,846	2,460,386
Additions:
Amount withheld from distribution fund	522,838	636,625
Unit owner payments	168,749	632,797
Interest earned	3,142	9,327
Reductions:
Escrow account refunds	(37,880)	(45,999)
Maintenance charges	(290,644)	(160,581)
Unit renovations	(846,726)	(2,144,449)
Linen replacement	(79,028)	(57,413)

Balance at end of period	$898,297	$1,330,693

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The Company operates Saddlebrook Resort (the “Resort”) in Wesley Chapel, Florida, which contains condominium units that have been sold to third parties or to affiliates of the Company. The majority of the condominium units are hotel accommodations that participate in a rental-pooling program (the “Rental Pool”) that provides its owners with a percentage distribution of related room revenues minus certain fees and expenses. The remainder of the condominium units either participate in a non-pooling rental program, are owner-occupied or are designated as hospitality suites or housing for young athletes independent of the rental programs. Other resort property owned by the Company and its affiliates include golf courses, tennis courts, a spa, restaurants and conference center facilities.

Liquidity and Capital Resources

The Company’s operations are seasonal with the highest volume of sales generally occurring in the first quarter of each calendar year. The third quarter has historically produced the lowest volume of sales. Consequently, the Company’s financial condition declined during the third quarter of 2003. However, due to the earlier seasonal period, the Company’s financial condition at September 30, 2003 approximates its financial condition at its fiscal year-end of December 31, 2002. The primary effect of this period was a slight increase in accumulated earnings.

The Company’s financing from a third-party lender has a fixed annual interest rate of 7.7%, monthly principal and interest payments of approximately $244,000 and matures on June 30, 2013. The current debt agreement contains additional financing from the same lender of $5,000,000 provided the Company is in compliance with certain financial covenants. For the debt’s reporting period ended June 30, 2003, the Company was not in compliance with the financial covenants related to this additional financing. However, the Company was in compliance with the financial covenants related to its existing debt.

There were no significant capital additions or improvements during the nine months ended September 30, 2003 and the Company’s management has no major capital projects anticipated in the immediate future. Future operating costs and planned expenditures for minor capital additions and improvements are expected to be adequately funded by the Company’s and its affiliates’ current cash reserves and cash generated by resort operations.

Regarding the Company’s operation of the Rental Pool, the related condominium units’ kitchens, bathrooms and carpeting are currently being renovated and upgraded. This project commenced in 1998 and has been completed for unit Clusters One through Ten with an aggregate billing to the maintenance escrow fund of $6,071,000. The project is currently underway in the Resort’s Lakeside Village units and the Company’s management expects the related billing to the condominium owners’ maintenance escrow fund accounts to occur in 2004. Additionally, the Company’s management will commence a project to replace and upgrade unit furniture packages in early 2004.

Results of Operations

Third quarter 2003 compared to third quarter 2002

The Company’s total revenues decreased approximately $16,000, or less than 1%, for the three months ended September 30, 2003 compared to the same period in the prior year. Total revenues for the Rental Pool decreased approximately $184,000, or 14%, from the same period in the prior year. These reductions were primarily due to a 23% decrease in the number of paid room nights, partially offset by an 8% increase in the average daily room rate for the condominium units that participated in the Rental Pool. Paid room nights decreased 25% for the Resort’s group business and 22% for social hotel stays. The Company’s total resort revenues were also affected by decreased sales in its food and beverage and other areas of operations that resulted from a 10% decrease in the number of individual guests that stayed at the Resort for the current quarter when compared to the same period in the prior year.

Although comparable to the prior year, the above revenues for 2003 are lower than previous years due to the slowdown in the nation’s economy and concerns about national security that have adversely affected travel. Regarding the projection of future revenues, these negative events have created a trend in the booking of resort business where reservations for both group and social guests are now generally occurring closer to their arrival dates instead of several months in advance as in previous years. Although this trend makes it difficult to project future business, the Company’s management believes the occupied room nights for the remainder of the year 2003 will approximate the prior year’s level. Similarly, projections for occupied room nights in the year 2004 and subsequent fiscal periods are expected to remain at the resort’s current volume of business pending an improvement in the nation’s economy and less concern about national security.

A net loss for the third quarter of 2003 decreased approximately $220,000, which was an 11% improvement from the net loss for the third quarter of 2002. This was primarily a result of reductions in various operating and administrative expenses, partially offset by slightly higher marketing costs. Depreciation and amortization expense were effectively unchanged for the current period when compared to the prior year’s third quarter. Interest expense decreased approximately 6% as the Company continued to pay down its self-amortizing debt discussed in Liquidity and Capital Resources above.

First nine months 2003 compared to first nine months 2002

The Company’s total revenues decreased approximately $1,228,000 or 4% for the first nine months of 2003 compared to the same period in the prior year. Total revenues for the Rental Pool decreased approximately $924,000, or 10%, from the same period in the prior year. These reductions were primarily due to a 1% decrease in the average daily room rate and a 9% decrease in the number of paid room nights for the condominium units that participated in the Rental Pool during the nine–month period. Paid room nights decreased 9% for the Resort’s group business and 8% for social hotel stays. The Company’s total resort revenues also reflected sales in its food and beverage and most other areas of operations that resulted from a 3% increase in the number of individual guests that stayed at the Resort for the period when compared to the first nine months of 2002.

The Company’s net income for the current period decreased $673,000, which was a 52% reduction from the net income for the first nine months of 2002. This decrease was primarily a result of lower revenues and increases in various marketing and administrative costs. Depreciation and amortization expense were effectively unchanged for the current period when compared to the prior year’s. Interest expense decreased approximately 6% as the Company continued to pay down its self-amortizing debt discussed in Liquidity and Capital Resources above.

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

Item 4. Controls and Procedures

The Company’s management, including the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures as of September 30, 2003, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2003, in timely alerting them to material information required to be included in the Company’s periodic SEC filings.

There were no significant changes in the Company’s internal controls or in other factors during the quarter ended September 30, 2003 that materially affected, or are reasonably likely to materially affect, the Company’s internal controls.

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

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a)	The following exhibits are included in this Form 10-Q:

31.1	—	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	—	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	—	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	—	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K: None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SADDLEBROOK RESORTS, INC.

(Registrant)

Date: November 14, 2003	/s/ Donald L. Allen

Donald L. Allen Vice President and Treasurer (Principal Financial and Accounting Officer)