Form 10-K
period 2003-12-31
SADDLEBROOK RESORTS INC
filed 2004-03-30
CIK 313151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark one)

(X)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal period ended December 31, 2003
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES (X)  NO (  )

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  YES (  )  NO (X)

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

Based on its numerous awards, the Resort has a reputation as a world-class facility that caters to corporate meeting planners and sports enthusiasts at all skill levels. As a destination resort, it offers luxury accommodations, convention facilities, restaurants, two golf courses, tennis courts, a spa and other recreational areas. An accredited preparatory school at the Resort and an on-site real estate sales office are operated by affiliates of the Company.

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

All of the Resort’s condominium units are governed by the Saddlebrook Resort Condominium Association, Inc. (the “Association”) in accordance with Florida statutes. The Board of Directors for the Association is elected by the condominium unit owners. The condominium unit owners also approve an annual budget of common expenses for the Association that determines their quarterly assessments that must be paid regardless of the units’ participation in rental programs.

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

At December 31, 2003, there were approximately 720 persons employed by the Company. The Company’s management relationship with employees is excellent and there are no collective bargaining agreements.

Additional information may be obtained on the Resort’s website at www.saddlebrookresort.com.

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

A total of 556 condominium units are at the Resort comprised of one-, two- and three-bedroom suites. Of these condominium units, 408 are designed for hotel occupancy and located in an area called the Walking Village. The remaining 148 are slightly larger, designed for longer-termed rental, and are located in an area called the Lakeside Village. At December 31, 2003, there were 551 hotel accommodations participating in the Rental Pool. The three-bedroom condominium units become hotel accommodations as a two-bedroom suite with a separate adjoining hotel room. Some two-bedroom condominium units become hotel accommodations as a one-bedroom suite with a separate adjoining hotel room.

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

Item 6. Selected Financial Data

The following selected financial data should be read in conjunction with the financial statements and related notes in Item 8 hereof.

	Year ended December 31,
	2003	2002	2001	2000	1999
Total revenues	$36,996,000	$38,478,000	$47,430,000	$54,138,000	$49,704,000
Net income (loss) before taxes	(132,000)	124,000	3,387,000	4,203,000	2,336,000
Total assets	34,254,000	36,189,000	37,558,000	40,940,000	37,773,000
Notes payable	19,779,000	21,159,000	22,343,000	23,530,000	24,628,000
Rental Pool revenues	10,380,000	11,515,000	14,117,000	16,444,000	15,555,000
Average distribution per Rental Pool participant	7,496	8,349	10,289	12,122	11,394

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The Company operates the Resort, which contains condominium units that have been sold to third parties or to affiliates of the Company. The majority of the condominium units are hotel accommodations that participate in the Rental Pool. Other resort facilities owned by the Company and its affiliates include golf courses, tennis courts, a spa, restaurants and a conference center.

Critical Accounting Policies and Estimates

In 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 which requires the consolidation of a Variable Interest Entity (“VIE”), if any, in the Company’s financial statements if the Company is at risk for the VIE’s expected losses or receives a majority of its gains. The adoption of the provisions of this interpretation in 2004 is not expected to have an effect on the Company’s financial statements.

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

Asset Impairments — The Company’s management periodically evaluates whether there has been a permanent impairment of long-lived assets, in accordance with Financial Accounting Standard (“FAS”) No. 144 — Accounting for the Impairment or Disposal of Long-Lived Assets. The Company’s management believes that the accounting estimates related to asset impairments are critical estimates for the following reasons: (1) the ongoing changes in management’s expectations regarding future utilization of assets; and (2) the impact of an impairment on reported assets and earnings could be material. During the year ended Dec. 31, 2003, the Company’s management evaluated assets for impairment in accordance with FAS 144 and concluded that the sum of the undiscounted expected future cash flows (excluding interest charges) from its assets exceeded its then current carrying values. Accordingly, the Company did not recognize an impairment charge.

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

See the Notes to the Financial Statements for Saddlebrook Resorts, Inc. in Item 8 hereof for additional accounting policies used in the preparation of the financial statements. Other new accounting pronouncements initially effective in 2003 are considered not applicable to the Company.

Liquidity and Capital Resources

Construction of the Resort was substantially completed by December of 1982 and sales of existing condominium units were substantially completed by November of 1988. The Company had no significant capital expenditures during the fiscal year ended December 31, 2003.

During April of 2002, the Company completed construction on new laundry and warehouse facilities to replace a structure that was damaged by fire in January of 2001. The aggregate cost for this project’s buildings and equipment was approximately $1,907,000 before application of related insurance proceeds of approximately $601,000. There were no other significant capital expenditures during the fiscal year ended December 31, 2002.

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

The Company’s management presently has no major capital projects anticipated during 2004. Future operating costs and planned expenditures for minor capital additions and improvements are expected to be adequately funded by the Company’s and its affiliates’ current cash reserves, cash generated by the Resort’s operations or by additional funds, if available, from the Company’s current lender discussed below.

The Company obtained financing from a third-party lender in June 1998 that replaced its prior debt. This financing has a fixed annual interest rate of 7.7%, monthly principal and interest payments of approximately $244,000 and matures on June 30, 2013. The debt agreement also contains a provision for additional financing from the same lender of $5,000,000 provided the Company is in compliance with certain financial covenants for a fiscal reporting period ending on June 30 of each year. For the debt’s reporting period ended June 30, 2003, the Company did not meet the financial covenants related to this additional financing. However, the Company was in compliance with the financial covenants related to its existing debt. There are currently no other lines-of-credit in place as the cash reserves of the Company and its affiliates are considered sufficient to support its anticipated minor capital expenditures and operating capital needs in the immediate future.

During January 2004, the Company and Honeywell Corporation (the owner of the Company’s former parent company), settled a legal dispute with a prior insurance provider. The case involved the Company and its former parent company seeking reimbursement for defense and settlement costs incurred in connection with a lawsuit that alleged damages covered by policies issued by the insurance company. A favorable settlement of $4,950,000 was agreed to and received by the Company in 2004.

Regarding the Company’s operation of the Rental Pool, the related condominium units’ kitchens, bathrooms and carpeting are currently being renovated and upgraded. This project commenced in 1998 and has been completed for unit Clusters One through Ten with an aggregate billing to the maintenance escrow fund of $6,235,000. The project is currently underway in the Resort’s Lakeside Village units and the Company’s management expects the related billing to the condominium owners’ maintenance escrow fund accounts to occur in 2004. Additionally, the Company’s management has commenced a project to replace and upgrade unit furniture packages. The aggregate cost to be billed to the condominium owners’ maintenance escrow fund accounts is expected to be approximately $7,700,000.

The Company’s management is not aware of any environmental matters that are currently present.

The Company’s operation of the Resort is not considered to be dependent on any individual or small group of customers, the loss of whom would have a material adverse effect.

Results of Operations

The following chart highlights changes in the sources of Company revenues:

	Year ended December 31,
	2003	2002	2001
Rental Pool Revenues	28%	30%	30%
Other Hotel Revenues	15	16	19
Merchandise Sales	39	36	34
Club Fees	13	14	13
Other Income	5	4	4

	100%	100%	100%

2003 Compared to 2002

The Company’s total revenues decreased approximately $1,482,000, which was 4% down from the prior year. Total revenues for the Rental Pool decreased $1,135,000 or 10% from the prior year. These reductions were primarily due to a 4% decrease in the average daily room rate and a 6% decrease in paid room nights for the condominium units that participated in the Rental Pool. Paid room nights were down 8% for the Resort’s group business and off 4% for social hotel stays. However, the reduction in the Company’s total resort revenues was partially offset by business in its food and beverage and other areas of operations that resulted from a 6% increase in the number of individual guests that stayed at the Resort.

As in the 2002 discussion below, the current year reductions in business are attributed to the continued slowdown in the nation’s economy and concerns about national security that have adversely affected travel. Regarding the projection of future revenues, these negative events have created a trend in the booking of resort business where reservations for both group and social guests are now generally occurring within two to four months before arrival dates instead of ten months or more in advance as in previous years. Although this trend makes it difficult to project future business, the Company’s management believes the occupied room nights for the year 2004 will improve from the prior year’s level.

The net loss for 2003 of $132,000 was a $256,000 reduction from the profit in the prior year. This change from a net income to net loss was a direct result of lower revenues partially offset by management’s continued efforts to control the Company’s costs throughout all areas of operations. Depreciation and amortization expense was effectively unchanged. Interest expense decreased approximately 6% as the Company continued to pay down its self-amortizing debt discussed in Liquidity and Capital Resources above.

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

2002 Compared to 2001

The Company’s total revenues decreased approximately $8,952,000, which was 19% down from the prior year. Total revenues for the Rental Pool decreased $2,602,000 or 18% from the prior year. These reductions were primarily due to an 8% decrease in the average daily room rate and a 12% decrease in paid room nights for the condominium units that participated in the Rental Pool. Paid room nights were down 14% for the Resort’s group business and off 4% for social hotel stays. The Company’s total resort revenues also reflected reductions in its food and beverage and other areas of operations that resulted from a 19% decrease in the number of individual guests that stayed at the Resort.

The above reductions in business were attributed to the continued slowdown in the nation’s economy and concerns about national security that adversely affected travel.

The Company’s net income decreased $3,263,000, which was a 96% reduction from the prior year. This decrease in net income was a direct result of lower revenues partially offset by management’s continued efforts to control the Company’s costs throughout all areas of operations. Depreciation and amortization expense increased approximately 6% due primarily to the Company’s new laundry and warehouse facilities placed in service in early 2002. Interest expense decreased approximately 5% as the Company continued to pay down its self-amortizing debt discussed in Liquidity and Capital Resources above.

Off-Balance Sheet Arrangements

The Company does not have any material Off-Balance Sheet Arrangements that have or are reasonably likely to have a current or future effect on the financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources as defined in Regulation S-K Item 303(a)(4).

Contractual Obligations

	Payments Due By Period
		Less than	1-3	3-5	More that
	Total	1 year	years	years	5 years
Long-term debt	$19,685,000	$1,463,000	$3,286,000	$3,831,000	$11,105,000
Capital lease	94,000	27,000	61,000	6,000	0
Operating leases	465,000	183,000	254,000	28,000	0

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

Item 8. Financial Statements and Supplementary Data

The financial statements, including the Reports of Independent Certified Public Accountants, for Saddlebrook Resorts, Inc. are included on pages 17 to 29 and for Saddlebrook Rental Pool Operation on pages 30 to 34. An index to the financial statements is on page 16.

Financial statement schedules have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

As of December 31, 2003, the Company’s management, under the direction of its Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Exchange Act Rule 15d-15. Based upon that evaluation, the Company’s Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company’s periodic SEC filings.

There were no significant changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2003, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

The Directors and Executive Officers of the Company are as follows:

Name	Position and Background
Thomas L. Dempsey Age 77	Chairman of the Board and Chief Executive Officer of the Company for more than five years. President of the Company until November 2000. Chairman of the Board and President of Saddlebrook Holdings, Inc. for more than five years.

Eleanor Dempsey	Vice Chairman of the Board of the Company for more than five years. Director and Executive Vice President of Saddlebrook Holdings, Inc. for more than five years. Wife of Thomas Dempsey.

Richard Boehning Age 69	Director and President of the Company since November 2000. Previously, Director and Executive Vice President of the Company for more than five years.

Gregory R. Riehle Age 47	Director, Vice President and Secretary of the Company for more than five years. Director and Executive Vice President of Saddlebrook Holdings, Inc. for more than five years. Son-in-law of Thomas Dempsey.

Maureen Dempsey Age 45	Director, Vice President and Assistant Secretary of the Company for more than five years. Director and Executive Vice President of Saddlebrook Holdings, Inc. for more than five years. Daughter of Thomas Dempsey.

Diane L. Riehle Age 43	Director, Vice President and Assistant Secretary of the Company for more than five years. Director and Executive Vice President of Saddlebrook Holdings, Inc. for more than five years. Daughter of Thomas Dempsey.

Donald L. Allen Age 64	Vice President and Treasurer of the Company and Saddlebrook Holdings, Inc. for more than five years.

Code of Ethics

The Board of Directors of the Company has adopted a Code of Ethics that covers the Company’s principal financial officer, principal accounting officer and controller, as well as its Executive Committee. The Board did not provide for the Code to cover the Company’s principal executive officer, Mr. Thomas Dempsey, as Mr. Dempsey is the owner of 87% of the stock of Saddlebrook Holdings, Inc., which owns all of the stock of the Company, and the remainder of the stock of Saddlebrook Holdings is owned by two trusts for the benefit of Mr. Dempsey’s daughters and his grandchildren; therefore, it is primarily for the benefit of Mr. Dempsey that the Code has been adopted.

Audit Committee Financial Expert

The Board of Directors of the Company has determined that it does not have an “audit committee financial expert,” as defined by the rules of the Securities and Exchange Commission, serving on the Board of Directors. The Board, and Mr. Thomas Dempsey, the Company’s principal shareholder, believe that there is adequate financial expertise on the Board and within the senior management of the Company to serve the interests of the shareholders of Saddlebrook Holdings, Inc., which owns all of the stock of the Company, such shareholders being Mr. Dempsey and two trusts for the benefit of his daughters and grandchildren.

Item 11. Executive Compensation

The following table sets forth the remuneration paid, distributed or accrued to the Company’s executive officers by the Company and its parent, Saddlebrook Holdings, Inc. consolidated, during the three years ended December 31, 2003.

	Fiscal			Other annual
Name and Principal Position	year	Salary	Bonus	compensation
Thomas L. Dempsey	2003	$200,000	$—	$24,484
Chief Executive Officer	2002	198,462	—	24,345
	2001	193,077	—	24,345
Richard Boehning	2003	144,800	8,126	1,529
President	2002	143,686	7,488	2,623
	2001	140,256	138,171	3,273
Gregory R. Riehle	2003	120,000	7,000	17,915
Vice President and Secretary	2002	118,385	19,242	12,541
	2001	72,404	124,417	11,456
Maureen Dempsey	2003	141,000	—	21,459
Vice President and Assistant	2002	139,915	5,000	12,962
Secretary	2001	135,254	34,000	12,686
Diane L. Riehle	2003	141,000	—	14,163
Vice President and Assistant	2002	139,915	5,000	14,075
Secretary	2001	135,254	34,000	14,570

The Company commenced a 401(k) plan effective January 1, 2001. Compensation paid thereunder is included in Other Annual Compensation above. In addition, corporate officers and executive staff are allowed to use the Resort’s facilities and are provided various discounts on related purchases in accordance with hospitality industry standards. The Company had no other compensation plans for directors and officers at December 31, 2003.

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

Item 13. Certain Relationships and Related Transactions

The Company currently funds a portion of the expenditures for Saddlebrook Holdings, Inc. (“SHI”), its sole shareholder, which is offset by dividends declared thereto, if necessary. SHI’s expenditures include dividends to its shareholders, which are primarily amounts that approximate their income taxes related to the operations of SHI and its subsidiaries.

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

Item 14. Principal Accounting Fees and Services

PricewaterhouseCoopers LLP served as the Company’s independent auditors for the fiscal year ended December 31, 2003 and has been appointed to serve in that capacity again for fiscal 2004.

The following fees were paid to PricewaterhouseCoopers LLP for services rendered during the Company’s last two fiscal years:

Audit Fees: $120,700 and $116,100 for the fiscal years ended December 31, 2003 and 2002, respectively, for professional services rendered for the audit of the Company’s annual financial statements, review of financial statements included in its Forms 10-Q and services that are normally provided by the auditors in connection with statutory and regulatory filings or engagements for those fiscal years.

Audit-Related Fees: None

Tax Fees: $15,350 and $15,200 for the fiscal years ended December 31, 2003 and 2002, respectively, for tax compliance, tax advice and tax planning services.

All Other Fees: None

Effective May 6, 2003, the Board of Directors has implemented a policy requiring the Board of Directors, which functions as the Company’s audit committee, to approve the engagement of the Company’s independent auditors prior to the engagement of the independent auditor to render audit or non-audit related services in accordance with the rules of the Securities and Exchange Commission. The Board of Directors has not adopted any pre-approval policies or procedures.

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

10.3 Saddlebrook Rental Management Agency Employment (incorporated by reference to Exhibit E*).

10.4 Form of Purchase Agreement (incorporated by reference to Exhibit H*).

10.5 Form of Deed (incorporated by reference to Exhibit I*).

10.6 Form of Bill of Sale (incorporated by reference to Exhibit J*).

14.1 Code of Ethics

31.1 Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Identification of exhibit incorporated by reference from the Registration Statement No. 2-65481 previously filed by Registrant, effective December 28, 1979.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SADDLEBROOK RESORTS, INC. (Registrant)

Date: March 29, 2004	/s/ Donald L. Allen

Donald L. Allen Vice President and Treasurer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on March 29, 2004.

/s/ Thomas L. Dempsey	/s/ Richard Boehning

Thomas L. Dempsey Chairman of the Board (Principal Executive Officer)	Richard Boehning Director and President

/s/ Gregory R. Riehle	/s/ Maureen Dempsey

Gregory R. Riehle Director and Vice President Secretary	Maureen Dempsey Vice President and Assistant

/s/ Diane L. Riehle

Diane L. Riehle Vice President and Assistant Secretary

Saddlebrook Resorts, Inc.
Index
December 31, 2003 and 2002

Page(s)
Saddlebrook Resorts, Inc.
Report of Independent Certified Public Accountants	17
Financial Statements
Balance Sheets	18
Statements of Operations for years ended December 31, 2003, 2002 and 2001	19
Statements of Changes in Shareholder’s Equity years ended December 31, 2003, 2002 and 2001	20
Statements of Cash Flows years ended December 31, 2003, 2002 and 2001	21
Notes to Financial Statements	22–29
Saddlebrook Rental Pool Operation
Report of Independent Certified Public Accountants	30
Financial Statements
Balance Sheets	31
Statements of Operations for years ended December 31, 2003, 2002 and 2001	32
Statements of Changes in Participants’ Fund Balance years ended December 31, 2003, 2002 and 2001	33
Notes to Financial Statements	34

Report of Independent Certified Public Accountants

To the Board of Directors and Shareholder of
Saddlebrook Resorts, Inc.

In our opinion, the accompanying balance sheets and the related statements of operations, of changes in shareholder’s equity and of cash flows present fairly, in all material respects, the financial position of Saddlebrook Resorts, Inc. at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers, LLP
Tampa, FL

March 15, 2004

Saddlebrook Resorts, Inc.
Balance Sheets
December 31, 2003 and 2002

	2003	2002
Assets
Current assets
Cash and cash equivalents	$5,198,715	$6,255,608
Escrowed cash	248,915	411,394
Short-term investments	300,000	300,000
Short-term escrowed investments	995	100,690
Trade accounts receivable, net of allowances for doubtful accounts of $21,659 and $67,238	1,647,259	1,397,379
Due from related parties	563,532	567,467
Resort inventory and supplies	1,340,458	1,616,035
Prepaid expenses and other assets	1,177,249	630,607

Total current assets	10,477,123	11,279,180
Long-term escrowed investments	399,576	—
Property, buildings and equipment, net	22,999,629	24,492,089
Deferred charges, net	377,926	417,706

Total assets	$34,254,254	$36,188,975

Liabilities and Shareholder’s Equity
Current liabilities
Current portion of notes payable	$1,490,166	$1,379,906
Escrowed deposits	649,486	512,084
Accounts payable	801,988	626,629
Accrued rental distribution	698,995	900,571
Accrued expenses and other liabilities	1,948,808	1,718,777
Guest deposits	1,380,046	2,001,090
Due to related parties	19,248	162,227

Total current liabilities	6,988,737	7,301,284
Notes payable due after one year	18,288,637	19,778,774

Total liabilities	25,277,374	27,080,058

Commitments and contingencies (Note 10)
Shareholder’s equity
Common stock, $1 par, 100,000 shares authorized, issued and outstanding	100,000	100,000
Additional paid-in capital	1,013,127	1,013,127
Retained earnings	7,863,753	7,995,790

Total shareholder’s equity	8,976,880	9,108,917

Total liabilities and shareholder’s equity	$34,254,254	$36,188,975

The accompanying notes are an integral part of these financial statements.

Saddlebrook Resorts, Inc.
Statements of Operations
For the year ended December 31, 2003, 2002 and 2001

	2003	2002	2001
Resort revenues (Note 8)	$36,995,671	$38,477,655	$47,429,899

Costs and expenses
Operating costs of resort (Note 8)	27,245,161	28,072,634	32,477,674
Sales and marketing	2,529,867	2,316,494	3,087,294
General and administrative	3,655,945	4,069,172	4,623,741
Depreciation and amortization	2,114,798	2,215,054	2,087,341
Interest	1,581,937	1,680,585	1,766,806

Total costs and expenses	37,127,708	38,353,939	44,042,856

Net (loss) income	$(132,037)	$123,716	$3,387,043

The accompanying notes are an integral part of these financial statements.

Saddlebrook Resorts, Inc.
Statements of Changes in Shareholder’s Equity
For the year ended December 31, 2003, 2002 and 2001

				Total
	Common	Additional	Retained	shareholder’s
	stock	paid-in capital	earnings	equity
Balances at December 31, 2000	$100,000	$1,013,127	$7,050,031	$8,163,158
Net income	—	—	3,387,043	3,387,043
Distributions to Parent Company	—	—	(1,300,000)	(1,300,000)

Balances at December 31, 2001	100,000	1,013,127	9,137,074	10,250,201
Net income	—	—	123,716	123,716
Distributions to Parent Company	—	—	(1,265,000)	(1,265,000)

Balances at December 31, 2002	100,000	1,013,127	7,995,790	9,108,917
Net loss	—	—	(132,037)	(132,037)

Balances at December 31, 2003	$100,000	$1,013,127	$7,863,753	$8,976,880

The accompanying notes are an integral part of these financial statements.

Saddlebrook Resorts, Inc.
Statements of Cash Flows
For the year ended December 31, 2003, 2002 and 2001

	2003	2002	2001
Cash flows from operating activities
Net (loss) income	$(132,037)	$123,716	$3,387,043
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	2,114,798	2,215,054	2,087,341
(Gain) loss on disposal of property, buildings and equipment	(10)	(2,350)	166
(Reverse of) additions to allowance for doubtful accounts	(33,420)	48,096	—
Change in assets and liabilities
(Increase) decrease in
Escrowed cash	162,479	(193,844)	81,362
Investments	—	—	45,300
Escrowed investments	(299,881)	(99,701)	591,489
Trade accounts receivable	(216,460)	236,305	2,036,949
Resort inventory and supplies	275,577	218,365	143,069
Prepaid expenses and other assets	(546,642)	(113,684)	(111,744)
Increase (decrease) in
Escrowed deposits	137,402	293,544	(672,850)
Accounts payable	175,359	(77,389)	(173,563)
Accrued rental distribution	(201,576)	652,879	(1,264,607)
Accrued expenses and other liabilities	230,031	(458,185)	(378,876)
Guest deposits	(621,044)	589,515	(1,352,106)

Net cash provided by operating activities	1,044,576	3,432,321	4,418,973

Cash flows from investing activities
Proceeds from sales of equipment	10	124,491	—
Insurance proceeds from loss of capital assets	—	601,498	2,614,609
Capital expenditures	(582,558)	(2,289,733)	(4,800,576)

Net cash used in investing activities	(582,548)	(1,563,744)	(2,185,967)

Cash flows from financing activities
Payments on notes payable	(1,379,877)	(1,311,658)	(1,186,270)
Distribution to Parent Company	—	(1,265,000)	(1,300,000)
Due (from) to related parties	(139,044)	239,430	(1,131,612)

Net cash used in financing activities	(1,518,921)	(2,337,228)	(3,617,882)

Net decrease in cash and cash equivalents	(1,056,893)	(468,651)	(1,384,876)
Cash and cash equivalents, beginning of year	6,255,608	6,724,259	8,109,135

Cash and cash equivalents, end of year	$5,198,715	$6,255,608	$6,724,259

Supplemental disclosure
Cash paid for interest	$1,581,906	$1,680,585	$1,772,379
Noncash financing and investing activities
Capital lease obligation	$—	$127,003	$48,943

The accompanying notes are an integral part of these financial statements.

Saddlebrook Resorts, Inc.
Notes to Financial Statements
December 31, 2003 and 2002

1.	Organization and Business:

Saddlebrook Resorts, Inc. (the “Company”), a wholly-owned subsidiary of Saddlebrook Holdings, Inc. (“SHI” or the “Parent Company”), was incorporated in the State of Florida in June 1979 at which time it purchased a golf course and tennis complex, as well as certain undeveloped land, located in Pasco County, Florida, which was developed as a resort-condominium and residential homes project. Property improvements for the resort include condominiums, of which most were sold to outside parties. The majority of the condominium units sold are provided as hotel accommodations by their owners under a Rental Pool and Agency Appointment Agreement (the “Rental Pool”). Other resort facilities include two 18 hole golf courses, 45 tennis courts, three swimming pools, three restaurants, a convention facility with approximately 82,000 square feet of meeting and function space, a health spa, a fitness center, shops and other facilities necessary for the operation of a resort.

2.	Significant Accounting Policies:

A summary of the Company’s significant accounting policies are as follows:

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

Investments

Investments held at December 31, 2003 consist of U.S. Treasury Securities and a Certificate of Deposit yielding interest ranging between 1.006% and 1.980%, which mature through June 2005. Investments are held to maturity and recorded at amortized cost, which approximates fair market value. Escrowed investments relate to Rental Pool unit owner deposits for the maintenance reserve fund.

Accounts Receivable

Substantially all of the Company’s accounts receivable are due from direct billings to companies or individuals who hold conferences or large group stays at the resort. Other receivables include quarterly membership fees and credit card charges. The Company performs ongoing credit evaluations of its customers’ financial conditions and establishes an allowance for doubtful accounts based upon factors surrounding specific customers, historical trends and other information.

Resort Inventory and Supplies

Inventory includes operating materials and supplies and is accounted for at the lower of first-in, first-out cost or market.

Saddlebrook Resorts, Inc.
Notes to Financial Statements
December 31, 2003 and 2002

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

Recoverability of Long-Lived Assets

On January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS No. 144”). This statement requires the measurement and recognition of the impairment of long-lived assets to be held and used and long-lived assets to be held for sale. The adoption of FAS No. 144 did not have a material impact on the Company’s results of operations or financial position for the year ended December 31, 2002.

Long-lived assets are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the estimated future cash flows expected to result from the use of the assets. If the carrying amount of the assets exceeds the estimated expected undiscounted future cash flows, the Company estimates fair value based on the best information available making whatever estimates, judgments and projections are considered necessary. No adjustment to the carrying value or estimated period of recovery was necessary for the year ended December 31, 2003.

Deferred Charges

In connection with the Company’s refinancing debt during 1998, financing costs in the amount of approximately $597,000 were incurred and deferred. These financing costs are being amortized using a method that approximates the effective interest method over fifteen years, the life of the related debt outstanding.

Accumulated amortization amounted to approximately $219,000 and $179,000 at December 31, 2003 and 2002, respectively. Amortization expense for deferred charges amounted to approximately $40,000 for each of the years ended December 31, 2003, 2002 and 2001.

Resort Revenues

Resort revenues are recognized as the related service is performed and include rental revenues for condominium units owned by third parties participating in the Rental Pool. If these rental units were owned by the Company, normal costs associated with ownership such as depreciation, real estate taxes, unit maintenance and other costs would have been incurred. Instead, resort operating expenses for the years ended December 31, 2003, 2002 and 2001 include rental pool distributions to condominium unit owners approximating $4,100,000, $4,600,000, and $5,659,000, respectively.

Saddlebrook Resorts, Inc.
Notes to Financial Statements
December 31, 2003 and 2002

Income Taxes

Effective February 1, 1990, the Company elected S Corporation status for federal and state income tax purposes. Taxable income and losses are ultimately passed through to the Parent Company and, accordingly, no provision for income taxes has been made in the accompanying financial statements. As of December 31, 2003, the Company has approximately $470,000 in tax net operating loss carryforwards, which expire in 2005, available only to offset future C Corporation taxable income.

Employee Benefit Plans

Effective January 1, 2001, the Company sponsors a defined contribution plan (the “Plan”), which provides retirement benefits for all eligible employees who have elected to participate. Employees must fulfill a one year service requirement to be eligible. The Company currently matches one-half of the first 2% of an employee’s contribution. Company contributions approximated $51,000, $52,000 and $72,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

Recent Accounting Pronouncements

In November 2002, the Financial Accounting Standards Board (the “FASB”) issued FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN No. 45 elaborates on the disclosures to be made by a guarantor in its annual financial statements about its obligations under certain guarantees that it has issued. FIN No. 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligations undertaken in issuing the guarantee. The disclosure provisions of FIN No. 45 were effective for financial statements for periods ending after December 15, 2002. Additionally, the recognition of a guarantor’s obligation was to be applied on a prospective basis to guarantees issued after December 31, 2002. The adoption of the disclosure and recognition provisions of FIN No. 45 had no effect on the Company’s financial statements.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities.” In December 2003, the FASB issued FIN No. 46 (Revised) (“FIN 46-R”) to address certain FIN No. 46 implementation issues and clarify the application of Accounting Research Bulletin (“ARB”) No. 51, “Consolidated Financial Statements for companies that have interests in entities that are Variable Interest Entities (“VIE”),” as defined under FIN No. 46. According to this interpretation, if a company has an interest in a VIE and is at risk for a majority of the VIE’s expected losses or receives a majority of the VIE’s expected gains it shall consolidate the VIE. This interpretation is effective no later than the end of the reporting period ending after March 15, 2004. The adoption of the provisions of this interpretation is not expected to have an effect on the Company’s financial statements.

In April 2003, the FASB issued FAS No. 149, “Amendments of Statement 133 on Derivative Instruments and Hedging Activities.” FAS No. 149 amends and clarifies accounting for derivative instruments embedded in other contracts and for hedging activities under FAS No. 133. FAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of the provisions of FAS No. 149 had no effect on the Company’s financial statements.

Saddlebrook Resorts, Inc.
Notes to Financial Statements
December 31, 2003 and 2002

In May 2003, the FASB issued FAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” FAS No. 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those financial instruments were classified as equity. FAS No. 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first reporting period beginning after June 15, 2003. The adoption of the provisions of FAS No. 150 did not have a material effect on the Company’s financial statements.

Reclassifications

Certain prior year balances have been reclassified to conform with current year presentation.

3.	Common Stock:

At December 31, 2003 and 2002, the Company had 50,000 shares of voting common stock and 50,000 shares of nonvoting common stock authorized, issued and outstanding. The par value of the voting and nonvoting common stock was $1.00 at December 31, 2003 and 2002.

4.	Escrowed Cash:

Escrowed cash, restricted as to use, as of December 31, is comprised of the following:

	2003	2002
Rental pool unit owner deposits for maintenance reserve fund held in a bank account which bears an interest rate of .49%	$226,565	$387,443
Security deposits held on long-term rentals	22,350	23,951

	$248,915	$411,394

5.	Property, Buildings and Equipment, Net:

Property, buildings and equipment as of December 31, consist of the following:

	Estimated
	Useful
	Lives	2003	2002
Land and land improvements	—	$4,412,746	$4,412,746
Buildings and recreational facilities	10 - 40	25,166,173	24,932,314
Machinery and equipment	2 - 15	14,081,673	13,900,295
Construction in progress	—	175,496	105,827

		43,836,088	43,351,182
Accumulated depreciation		(20,836,459)	(18,859,093)

		$22,999,629	$24,492,089

Saddlebrook Resorts, Inc.
Notes to Financial Statements
December 31, 2003 and 2002

Substantially all property, buildings and equipment are mortgaged, pledged or otherwise subject to lien under a loan agreement (Note 7).

Depreciation expense amounted to approximately $2,075,000 and $2,175,000, and $2,047,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

The Company leases equipment under an agreement which is classified as a capital lease. The equipment and obligations related to the lease are recorded at the present value of the minimum lease payments. During 2003, 2002 and 2001, the Company recorded approximately $9,000, $6,000 and $9,000, respectively, of interest expense related to the lease. Depreciation is computed on a straight-line basis over the estimated useful life of the asset. Total depreciation expense on the asset under lease was approximately $28,000, $39,000 and $24,000 for the years ended December 31, 2003, 2002 and 2001, respectively. Future minimum lease payments under this lease are payable as follows:

2004	$33,960
2005	33,960
2006	33,960
2007	5,660

107,540
Less: amount representing interest	13,313

$94,227

The Company also leases equipment under operating leases. Some of the leases contain annual renewal options after the initial lease term. Lease expense amounted to $295,000, $174,000 and $269,000 for the years ended December 31, 2003, 2002 and 2001, respectively. Future minimum lease payments under noncancelable operating leases with initial lease terms in excess of one year are as follows:

2004	$145,430
2005	110,940
2006	110,940
2007	27,735
2008 and thereafter	—

$395,045

6.	Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities as of December 31, consist of the following:

	2003	2002
Accrued payroll and related expenses	$900,838	$832,680
Accrued insurance	452,273	280,460
Other accrued expenses and liabilities	595,697	605,637

	$1,948,808	$1,718,777

Saddlebrook Resorts, Inc.
Notes to Financial Statements
December 31, 2003 and 2002

7.	Notes Payable

Notes payable consist of the following:

	2003	2002
Note payable to lender, 15 year term (maturity date of July 1, 2013), 7.70% fixed interest rate, monthly ratable principal and interest payments, secured by all current and subsequently acquired real and personal property	$19,684,576	$21,039,539
Capital lease obligation	94,227	119,141
Less current portion	(1,490,166)	(1,379,906)

	$18,288,637	$19,778,774

Under the terms of the agreement, the Company is required to meet debt service coverage ratios as defined. The Company was in compliance at December 31, 2003. The Company has the ability to obtain an additional $5 million from the same lender under the terms of the agreement subject to separate covenants that the Company was not in compliance with at December 31, 2003.

Principal maturities of the notes payable are due as follows:

2004	$1,490,166
2005	1,609,237
2006	1,737,826
2007	1,847,483
2008	1,988,819
Thereafter	11,105,243

$19,778,774

8.	Resort Revenues and Operating Costs of Resort:

Resort revenues and operating costs of resort are comprised of the following:

	Year Ended December 31,
	2003	2002	2001
Resort Revenues
Room revenue subject to rental pool agreement	$10,379,559	$11,514,949	$14,116,593
Food and beverage	12,103,842	11,586,074	13,564,737
Resort facilities and other	14,512,270	15,376,632	19,748,569

	$36,995,671	$38,477,655	$47,429,899

Operating Costs of Resort
Distribution to rental pool participants	$4,100,247	$4,600,163	$5,659,192
Food and beverage	9,421,761	9,336,449	10,246,466
Resort facilities and other	13,723,153	14,136,022	16,572,016

	$27,245,161	$28,072,634	$32,477,674

Saddlebrook Resorts, Inc.
Notes to Financial Statements
December 31, 2003 and 2002

9.	Related Party Transactions

Amounts due from related parties as of December 31 are comprised of the following:

	2003	2002
Saddlebrook Resort Condominium Association, Inc.	$93,394	$89,424
Saddlebrook Holdings, Inc.	128,114	—
Dempsey and Daughters, Inc.	258,919	238,950
Dempsey Resort Management, Inc.	53,159	3,814
Saddlebrook Properties LLC	3,254	—
Saddlebrook International Tennis, Inc.	—	202,193
Saddlebrook Realty, Inc.	8,507	16,648
Saddlebrook Investments, Inc.	3,138	—
Other	15,047	16,438

	$563,532	$567,467

Amounts due to related parties as of December 31 are comprised of the following:

	2003	2002
Saddlebrook Holdings, Inc.	$—	$2,145
Saddlebrook International Tennis, Inc.	19,248	—
Saddlebrook Investments, Inc.	—	1,550
Saddlebrook Properties LLC	—	3,889
Honeywell Corporation	—	154,643

	$19,248	$162,227

The Company currently funds expenditures for SHI, the Company’s parent, which are offset by dividends declared thereto. SHI’s expenditures include dividends to its shareholders, which are primarily income taxes related to the operations of SHI and its subsidiaries.

Saddlebrook International Tennis, Inc. (“SIT”) is a tennis training facility and preparatory school operating at the resort. SIT is solely owned by the Company’s parent. The Company charges SIT various amounts for services provided to SIT guests, which amounted to approximately $1,371,000, $2,019,000, and $2,527,000 for the years ended December 31, 2003, 2002 and 2001, respectively. In addition, the Company was reimbursed for actual expenses and other costs incurred on behalf of SIT.

Saddlebrook Investments, Inc. is a broker/dealer for sales of Saddlebrook Resort condominium units. Saddlebrook Realty, Inc. is a broker for the sale of other general real estate. These companies are solely owned by the shareholder of the Company’s parent.

The Company performs certain accounting and property management activities on behalf of the Saddlebrook Resort Condominium Association (the “Association”) and is reimbursed for expenses paid on behalf of the Association. Expenses paid on behalf of and services provided to the

Saddlebrook Resorts, Inc.
Notes to Financial Statements
December 31, 2003 and 2002

Association amounted to approximately $1,365,000 and $1,330,000, and $1,070,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

Other related party receivables and payables consist of transactions with several other entities, along with receivables from employees for resort charges and travel advances.

10.	Commitments and Contingencies

The Company is involved in litigation in the ordinary course of business. In the opinion of management, these matters are adequately covered by insurance or indemnification from other third parties and/or the effect, if any, of these claims is not material to the reported financial condition or results of operations of the Company as of December 31, 2003.

Insurance pool

The Company has pooled its risks with other resorts by forming an insurance purchasing group in which they retain an equity interest and to which they pay insurance premiums. The Company’s ownership is less than 10% and all amounts contributed as capital ($122,950 as of December 31, 2003) and the increase in equity cumulative to date ($76,531 as of December 31, 2003) were recorded as a component of Prepaid expenses and other assets. Any change in equity is reflected as a component of Resort revenues in the Statements of Operations. The Company’s investment approximates the proportionate net book value of the insurance company at December 31, 2003. The Company may withdraw from the risk pool annually at any renewal date.

11.	Insurance Claims

During 2001, the Company incurred fire damages to two separate buildings at the resort which were adequately covered by insurance from third parties. The Company has received approximately $601,000 and $2,615,000 of insurance proceeds relating to those buildings during the years ended December 31, 2002 and 2001, respectively. These proceeds were used to repair and/or replace the damaged buildings.

12.	Subsequent Event

During January 2004, the Company and Honeywell Corporation (the owner of Pittway Corporation, its former parent company) settled a legal dispute with a prior insurance provider. The case involved the Company and it’s former parent company seeking reimbursement for defense and settlement costs incurred in connection with a lawsuit that alleged damages covered by policies issued by the insurance company. A favorable settlement of $4,950,000 was agreed to and received by the Company in 2004.

Report of Independent Certified Public Accountants

To the Board of Directors of Saddlebrook
Resorts, Inc., as Operators under the Saddlebrook
Rental Pool and Agency Appointment Agreement

In our opinion, the accompanying balance sheets and the related statements of operations and of changes in participants’ fund balance present fairly, in all material respects, the financial position of the Saddlebrook Rental Pool Operation (funds created for participants who have entered into a rental pool agreement as explained in Note 1) at December 31, 2003 and 2002, and the results of its operations and the changes in participants’ fund balance for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the rental pool’s operators; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers, LLP
Tampa, FL

March 15, 2004

Saddlebrook Rental Pool Operation
Balance Sheets
December 31, 2003 and 2002

	2003	2002
Distribution Fund
Assets
Receivable from Saddlebrook Resorts, Inc.	$777,263	$867,622

Liabilities and Participants’ Fund Balance
Due to participants for rental pool distribution	$664,077	$723,068
Due to maintenance escrow fund	113,186	144,554
Participants’ fund balance	—	—

	$777,263	$867,622

Maintenance Escrow Fund
Assets
Cash in bank	$226,565	$387,443
Investments	400,571	100,690
Receivables
Distribution fund	113,186	144,554
Interest	239	162
Owner payments	19,462	9,269
Prepaid expenses and other assets	274,044	575,914
Linen inventory	206,591	286,127

	$1,240,658	$1,504,159

Liabilities and Participants’ Fund Balance
Due to Saddlebrook Resorts, Inc.	$144,575	$41,242
Other	6,363	5,071
Participants’ fund balance	1,089,720	1,457,846

	$1,240,658	$1,504,159

The accompanying notes are an integral part of these financial statements.

Saddlebrook Rental Pool Operation
Statements of Operations
December 31, 2003, 2003 and 2002

	2003	2002	2001
Distribution Fund
Rental pool revenues	$10,379,559	$11,514,949	$14,116,592

Deductions
Marketing fee	778,467	863,621	1,058,745
Management fee	1,297,444	1,439,368	1,764,574
Travel agent commissions	414,755	543,805	715,911
Credit card expense	186,118	176,523	169,624
Bad debt expense and other	4,500	5,000	(3,197)

	2,681,284	3,028,317	3,705,657

Net rental income	7,698,275	8,486,632	10,410,935
Operator share of net rental income	(3,464,223)	(3,818,985)	(4,684,921)
Other revenues (expenses)
Complimentary room revenues	75,465	80,436	105,489
Minor repairs and replacements	(209,270)	(147,920)	(172,311)

Amounts available for distribution to participants and maintenance escrow fund	$4,100,247	$4,600,163	$5,659,192

The accompanying notes are an integral part of these financial statements.

Saddlebrook Rental Pool Operation
Statements of Changes in Participants’ Fund Balance
December 31, 2003, 2003 and 2002

	2003	2002	2001
Distribution Fund
Balances, beginning of period	$—	$—	$—
Additions
Amounts available for distribution	4,100,247	4,600,163	5,659,192
Reductions
Amounts withheld for maintenance escrow fund	(636,024)	(781,178)	(974,271)
Amounts accrued or paid to participants	(3,464,223)	(3,818,985)	(4,684,921)

Balances, end of period	$—	$—	$—

Maintenance Escrow Fund
Balances, beginning of period	$1,457,846	$2,460,386	$2,830,378
Additions
Amount withheld from distribution fund	636,024	781,178	974,271
Unit owner payments	342,910	735,521	938,236
Interest earned	4,814	11,230	23,044
Reductions
Unit renovations	(847,730)	(2,173,624)	(1,654,621)
Refunds of excess amounts in escrow accounts	(44,244)	(51,070)	(76,690)
Maintenance charges	(376,206)	(220,912)	(498,229)
Linen amortization	(83,694)	(84,863)	(76,003)

Balances, end of period	$1,089,720	$1,457,846	$2,460,386

The accompanying notes are an integral part of these financial statements.

Saddlebrook Rental Pool Operation
Notes to Financial statements
December 31, 2003, 2003 and 2002

1.	Rental Pool Operations and Rental Pool Agreement

Condominium units are provided as rental (hotel) accommodations by their owners under the Rental Pool and Agency Appointment Agreement (the “Agreement”) with Saddlebrook Resorts, Inc. (collectively, the “Rental Pool”). Saddlebrook Resorts, Inc. (“Saddlebrook”) acts as operator of the Rental Pool which provides for the distribution of a percentage of net rental income, as defined, to the owners.

The Saddlebrook Rental Pool Operation consists of two funds: the Rental Pool Income Distribution Fund (“Distribution Fund”) and the Maintenance and Furniture Replacement Escrow Fund (“Maintenance Escrow Fund”). The operations of the Distribution Fund reflect the earnings of the Rental Pool. The Distribution Fund balance sheets reflect amounts due from Saddlebrook for the rental pool distribution payable to participants and amounts due to the Maintenance Escrow Fund. The amounts due from Saddlebrook are required to be distributed no later than forty-five days following the end of each calendar quarter. The Maintenance Escrow Fund reflects the accounting for escrowed assets used to maintain unit interiors and replace furniture as it becomes necessary.

Rental pool participants and Saddlebrook share rental revenues according to the provisions of the Agreement. Net Rental Income shared consists of rentals received less a marketing surcharge of 7.5%, a 12.5% management fee, travel agent commissions, credit card expense and provision for bad debts, if warranted. Saddlebrook receives 45% of Net Rental Income as operator of the Rental Pool. The remaining 55% of Net Rental Income, after adjustments for complimentary room revenues (ten percent of the normal unit rental price paid by Saddlebrook for promotional use of the unit) and certain minor repair and replacement charges, is available for distribution to the participants and maintenance escrow fund based upon each participant's respective participation factor (computed using the value of a furnished unit and the number of days it was available to the pool). Quarterly, 45% of Net Rental Income is distributed to participants and 10%, as adjusted for complimentary room revenues and minor interior maintenance and replacement charges, is deposited in an escrow account until a maximum of 20% of the set value of the individual owner’s furniture package has been accumulated. Excess escrow balances are refunded to participants.

2.	Summary of Significant Accounting Policies

Basis of accounting

The accounting records of the funds are maintained on the accrual basis of accounting.

Investments

Investments consist of U.S. Treasury Securities which bear interest ranging from 1.006% to 1.179% with maturity dates through June 2005. At December 31, 2003, investments of approximately $1,000 mature in one year or less.

Income taxes

No federal or state taxes have been reflected in the accompanying financial statements as the tax effect of fund activities accrues to the rental pool participants and Saddlebrook.