Form 10-Q
period 2004-03-31
SADDLEBROOK RESORTS INC
filed 2004-05-14
CIK 313151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

COMMISSION FILE NUMBER: 2-65481

SADDLEBROOK RESORTS, INC.

(Exact name of registrant as specified in its charter)

Florida	59-1917822

(State of incorporation)	(IRS employer identification no.)

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SADDLEBROOK RESORTS, INC.
BALANCE SHEETS

	March 31,
	2004	December 31,
	(Unaudited)	2003
Assets
Current assets:
Cash and cash equivalents	$11,917,302	$5,198,715
Escrowed cash	1,666,607	248,915
Short-term investments	300,000	300,000
Short-term escrowed investments	995	995
Accounts receivable, net	4,689,610	1,647,259
Due from related parties	534,257	563,532
Inventory and supplies	1,253,876	1,340,458
Prepaid expenses and other assets	838,962	1,177,249

Total current assets	21,201,609	10,477,123
Long-termed escrowed investments	399,576	399,576
Property, buildings and equipment, net	22,618,646	22,999,629
Deferred charges, net	367,981	377,926

Total assets	$44,587,812	$34,254,254

Liabilities and Shareholder’s Equity
Current liabilities:
Current portion of notes payable	$1,519,083	$1,490,166
Escrowed deposits	2,067,178	649,486
Accounts payable	1,102,811	801,988
Accrued rental distribution	1,942,541	698,995
Accrued expenses and other liabilities	2,566,528	1,948,808
Guest deposits	1,286,679	1,380,046
Due to related parties	288,507	19,248

Total current liabilities	10,773,327	6,988,737
Notes payable due after one year	17,900,052	18,288,637

Total liabilities	28,673,379	25,277,374

Shareholder’s equity:
Common stock, $1.00 par value, 100,000 shares authorized and outstanding	100,000	100,000
Additional paid-in capital	1,013,127	1,013,127
Accumulated earnings	14,801,306	7,863,753

Total shareholder’s equity	15,914,433	8,976,880

	$44,587,812	$34,254,254

The accompanying Notes to Financial Statements are
an integral part of these financial statements

SADDLEBROOK RESORTS, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended
	March 31,
	2004	2003
Resort revenues	$15,646,152	$13,333,518

Costs and expenses:
Operating costs	9,431,034	8,682,387
Sales and marketing	762,006	645,587
General and administrative	965,999	1,110,978
Depreciation and amortization	457,656	544,535
Interest	377,955	405,357

Total costs and expenses	11,994,650	11,388,844

	3,651,502	1,944,674
Litigation settlement, net	3,286,051	—

Net income	6,937,553	1,944,674
Accumulated earnings at beginning of period	7,863,753	7,995,790

Accumulated earnings at end of period	$14,801,306	$9,940,464

The accompanying Notes to Financial Statements are
an integral part of these financial statements

SADDLEBROOK RESORTS, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended
	March 31,
	2004	2003
Operating activities:
Net income	$6,937,553	$1,944,674
Non-cash items included in net income:
Provision for doubtful accounts	3,360	13,860
Depreciation and amortization	457,656	544,535
Loss (gain) on sale of assets	463	—
Decrease (increase) in:
Accounts receivable	(3,045,711)	(2,164,279)
Inventory and supplies	86,582	104,138
Prepaid expenses and other assets	338,287	(270,852)
Increase (decrease) in:
Accounts payable	300,823	28,979
Guest deposits	(93,367)	(297,631)
Accrued expenses and other liabilities	1,861,266	1,516,195

	6,846,912	1,419,619

Investing activities:
Proceeds from sale of asset	400	—
Capital expenditures	(67,591)	(47,480)

	(67,191)	(47,480)

Financing activities:
Payments on notes payable	(359,668)	(335,096)
Net payments from (to) related parties	298,534	(99,767)

	(61,134)	(434,863)

Net increase (decrease) in cash	6,718,587	937,276
Cash at beginning of period	5,198,715	6,255,608

Cash at end of period	$11,917,302	$7,192,884

The accompanying Notes to Financial Statements are
an integral part of these financial statements.

SADDLEBROOK RESORTS, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Note 1. Basis of Presentation

Saddlebrook Resorts, Inc. (the “Company”) developed and operates Saddlebrook Resort, which is a condominium hotel and resort located in Wesley Chapel, Florida.

The Company’s accompanying balance sheet for March 31, 2004, and its statements of operations and cash flows for the periods ended March 31, 2004 and 2003, are unaudited but reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature.

The Company’s business is seasonal. Therefore, the results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the full fiscal year.

These financial statements and related notes are presented for interim periods in accordance with the requirements of Form 10-Q and, consequently, do not include all disclosures normally provided in the Company’s Annual Report on Form 10-K. Accordingly, these financial statements and related notes should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Note 2. Accounts Receivable

	March 31,
	2004	December 31,
	(Unaudited)	2003
Trade accounts receivable	$4,714,629	$1,668,918
Less reserve for bad debts	(25,019)	(21,659)

	$4,689,610	$1,647,259

Note 3. Property, Buildings and Equipment

	March 31,
	2004	December 31,
	(Unaudited)	2003
Land and land improvements	$4,412,746	$4,412,746
Buildings and recreational facilities	25,188,466	25,166,173
Machinery and equipment	14,096,859	14,081,673
Construction in progress	196,873	175,496

	43,894,944	43,836,088
Less accumulated depreciation	(21,276,298)	(20,836,459)

	$22,618,646	$22,999,629

The Company’s property, buildings and equipment are pledged as security for its debt (see Note 5).

Note 4. Deferred Charges

	March 31,
	2004	December 31,
	(Unaudited)	2003
Debt issue costs	$596,716	$596,716
Less accumulated amortization	(228,735)	(218,790)

	$367,981	$377,926

Note 5. Notes Payable

	March 31,
	2004	December 31,
	(Unaudited)	2003
Note payable due June 30, 2013	$19,329,271	$19,684,576
Capital lease obligation	89,864	94,227

	19,419,135	19,778,803
Less current portion	(1,519,083)	(1,490,166)

	$17,900,052	$18,288,637

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

Note 6. Related Party Receivables and Payables

Related party receivables and payables at March 31, 2004 and December 31, 2003 are the result of net intercompany transactions and cash transfers between the Company and its shareholder company and affiliated companies. There are no advances from the Company to its Directors or Officers.

Note 7. Income Taxes

The Company is currently a member of a Qualified Subchapter S Subsidiary Group. Accordingly, no income tax expense was reflected in the Company’s operating results as the tax is assessed to the shareholders of its parent company.

Note 8. Litigation Settlement

During January 2004, the Company and Honeywell Corporation (the owner of the Company’s former parent company), settled a legal dispute with a prior insurance provider. The case involved the Company and its former parent company seeking reimbursement for the defense and settlement costs incurred in connection with a lawsuit that alleged damages covered by the policies issued by the insurance company. A favorable settlement of $4,950,000 was received by the Company in February 2004. Certain related expenses for legal services and bonuses were netted against this amount resulting in a net litigation settlement of $3,286,051.

SADDLEBROOK RENTAL POOL OPERATION
BALANCE SHEETS

DISTRIBUTION FUND

	March 31,
	2004	December 31,
	(Unaudited)	2003
Assets
Receivable from Saddlebrook Resorts, Inc.	$2,068,858	$777,263

Liabilities and Participants’ Fund Balance
Due to participants for rental pool distribution	$1,712,063	$664,077
Due to maintenance escrow fund	356,795	113,186
Participants’ fund balance	—	—

	$2,068,858	$777,263

MAINTENANCE ESCROW FUND

	March 31,
	2004	December 31,
	(Unaudited)	2003
Assets
Cash and cash equivalents	$1,640,657	$226,565
Investments	400,571	400,571
Receivables:
Distribution fund	356,795	113,186
Owner payments	—	239
Interest	1,465	19,462
Linen inventory	134,440	274,044
Prepaid expenses and other assets	643,984	206,591

	$3,177,912	$1,240,658

Liabilities and Participants’ Fund Balance
Accounts payable	$220,863	$150,938
Participants’ fund balance	2,957,049	1,089,720

	$3,177,912	$1,240,658

SADDLEBROOK RENTAL POOL OPERATION
STATEMENTS OF OPERATIONS
(Unaudited)

DISTRIBUTION FUND

	Three months ended
	March 31,
	2004	2003
Rental pool revenue	$5,159,287	$4,423,074

Deductions:
Marketing fee	386,947	331,731
Management fee	644,911	552,884
Travel agent commissions	248,877	126,155
Credit card expense	72,467	68,149
Provision for bad debts	1,500	1,500

	1,354,702	1,080,419

Net rental income	3,804,585	3,342,655
Less operator share of net rental income	(1,712,063)	(1,504,195)
Other revenues (expenses):
Complimentary room revenues	16,107	24,703
Minor repairs and replacements	(39,771)	(45,382)

Amount available for distribution	$2,068,858	$1,817,781

SADDLEBROOK RENTAL POOL OPERATION
STATEMENTS OF CHANGES IN PARTICIPANTS’ FUND BALANCES
(Unaudited)

DISTRIBUTION FUND

	Three months ended
	March 31,
	2004	2003
Balance at beginning of period	$—	$—
Additions:
Amount available for distribution	2,068,858	1,817,781
Reductions:
Amount withheld for maintenance escrow fund	(356,795)	(313,586)
Amount accrued or paid to participants	(1,712,063)	(1,504,195)

Balance at end of period	$—	$—

MAINTENANCE ESCROW FUND

	Three months ended
	March 31,
	2004	2003
Balance at beginning of period	$1,089,720	1,457,846
Additions:
Amount withheld from distribution fund	356,795	313,586
Unit owner payments	1,643,079	10,579
Interest earned	1,408	838
Reductions:
Escrow account refunds	(5,850)	(13,138)
Maintenance charges	(38,921)	(45,449)
Unit renovations	—	—
Linen replacement	(89,182)	(30,128)

Balance at end of period	$2,957,049	$1,694,134

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

Liquidity and Capital Resources

The Company’s operations are seasonal with the highest volume of sales generally occurring in the first quarter of each calendar year. Accordingly, the Company experienced an improvement in its financial condition as of March 31, 2004 when compared with its fiscal year-end of December 2003.

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

During January 2004, the Company and Honeywell Corporation (the owner of the Company’s former parent company), settled a legal dispute with a prior insurance provider. The case involved the Company and its former parent company seeking reimbursement for defense and settlement costs incurred in connection with a lawsuit that alleged damages covered by the policies issued by the insurance company. A favorable settlement of $4,950,000 was received by the Company in February 2004. Certain related expenses for legal services and bonuses were netted against this amount resulting in a net litigation settlement of $3,286,051.

There were no significant capital additions or improvements during the three months ended March 31, 2004. The Company plans a four year lease of 140 golf carts and 23 service carts at a cost of $425,000. The Company also plans a three year lease of computer equipment at a cost of $190,000. In addition, the Company is planning a refurbishment of the swimming pools at a cost of $225,000. Future operating costs and planned expenditures for minor capital additions and improvements are expected to be adequately funded by the Company’s and its affiliates’ current cash reserves and cash generated by resort operations.

Regarding the Company’s operation of the Rental Pool, the related condominium units’ kitchens, bathrooms and carpeting are currently being renovated and upgraded. This project commenced in 1998 and has been completed for unit Clusters One through Ten with an aggregate billing to the maintenance escrow fund of $6,071,000. The project is currently underway in the Resort’s Lakeside Village units and the Company’s management expects the related billing to the condominium owners’ maintenance escrow fund accounts to occur in 2004. Additionally, the Company’s management has commenced a project to replace and upgrade unit furniture packages to be completed in mid to late 2004. The aggregate cost to be billed to the condominium owners’ maintenance escrow fund accounts is expected to be approximately $7,700,000.

Results of Operations

First quarter 2004 compared to first quarter 2003

The Company’s total revenues for the months ended March 31, 2004 increased by approximately $2,313,000, or 17%, from the first quarter of the prior year. Total revenues for the Rental Pool increased approximately $736,000, or 17%, from the same period the prior year. These increases were primarily due to a 19% increase in paid room nights for the condominium units that participated in the Rental Pool. The average daily room rate for the current quarter decreased by approximately 3% from the average daily room rate for the same period prior year. The Company’s total resort revenues were also affected by increased sales in its food and beverage and other areas of operations that resulted from an 11% increase in the number of individual guests that stayed at the Resort for the current quarter when compared to the same period in the prior year.

Although the Company experienced an increase in revenues for the first quarter when compared to the prior year, the slowdown in the nation’s economy and concerns about national security are still adversely affecting travel. Regarding the projection of future revenues, these negative events have created a trend in the booking of resort business where reservations for both group and social guests are now generally occurring closer to their arrival dates instead of several months in advance as in prior years. Although this trend makes it difficult to project future business, the Company’s management believes the occupied room nights for the remainder of the year 2004 will approximate the prior year’s level. Similarly, projections for occupied room nights in the year 2005 and subsequent fiscal periods are expected to remain at the resort’s current volume of business pending an improvement in the nation’s economy and less concern about national security.

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

The Company’s debt is self-amortizing and has a fixed contractual interest rate through September of 2013. Accordingly, fluctuations in related market costs of capital are not expected to affect its financial results.

Item 4. Controls and Procedures

The Company’s management, including the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures as of March 31, 2004, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2004, in timely alerting them to material information required to be included in the Company’s periodic SEC filings.

There were no significant changes in the Company’s internal controls or in other factors during the quarter ended March 31, 2004 that materially affected, or are reasonably likely to materially affect, the Company’s internal controls.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

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

SADDLEBROOK RESORTS, INC. (Registrant)

Date: May 10, 2004	/s/ Donald L. Allen Donald L. Allen Vice President and Treasurer (Principal Financial and Accounting Officer)