Form 10-Q
period 2004-06-30
SADDLEBROOK RESORTS INC
filed 2004-08-16
CIK 313151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2004
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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SADDLEBROOK RESORTS, INC.
BALANCE SHEETS

	June 30,
	2004	December 31,
	(Unaudited)	2003
Assets
Current assets:
Cash and cash equivalents	$11,284,923	$5,198,715
Escrowed cash	5,522,211	248,915
Short-term investments	375,000	300,000
Short-term escrowed investments	—	995
Accounts receivable, net	2,232,745	1,647,259
Due from related parties	602,419	563,532
Inventory and supplies	1,321,845	1,340,458
Prepaid expenses and other assets	899,602	1,177,249

Total current assets	22,238,745	10,477,123
Long-termed escrowed investments	399,576	399,576
Property, buildings and equipment, net	22,598,532	22,999,629
Deferred charges, net	358,036	377,926

Total assets	$45,594,889	$34,254,254

Liabilities and Shareholder’s Equity
Current liabilities:
Current portion of notes payable	$1,548,558	$1,490,166
Escrowed deposits	5,921,787	649,486
Accounts payable	784,098	801,988
Accrued rental distribution	936,749	698,995
Accrued expenses and other liabilities	2,254,990	1,948,808
Guest deposits	1,242,544	1,380,046
Due to related parties	121,450	19,248

Total current liabilities	12,810,176	6,988,737
Notes payable due after one year	17,501,729	18,288,637

Total liabilities	30,311,905	25,277,374

Shareholder’s equity:
Common stock, $1.00 par value, 100,000 shares authorized and outstanding	100,000	100,000
Additional paid-in capital	1,013,127	1,013,127
Accumulated earnings	14,169,857	7,863,753

Total shareholder’s equity	15,282,984	8,976,880

	$45,594,889	$34,254,254

The accompanying Notes to Financial Statements are
an integral part of these financial statements

SADDLEBROOK RESORTS, INC.

STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Revenues	$9,385,541	$10,295,542	$25,031,693	$23,629,060

Costs and expenses:
Operating costs	7,424,776	7,278,502	16,855,808	15,960,889
Sales and marketing	691,354	726,210	1,453,361	1,371,797
General and administrative	968,365	973,406	1,934,364	2,084,384
Depreciation and amortization	452,670	530,216	910,327	1,074,751
Interest	371,606	398,110	749,561	803,467

Total costs and expenses	9,908,771	9,906,444	21,903,421	21,295,288

	(523,230)	389,098	3,128,272	2,333,772
Litigation settlement, net	(108,219)	—	3,177,832	—

Net income (loss)	(631,449)	389,098	6,306,104	2,333,772
Accumulated earnings at beginning of period	14,801,306	9,940,464	7,863,753	7,995,790

Accumulated earnings at end of period	$14,169,857	$10,329,562	$14,169,857	$10,329,562

The accompanying Notes to Financial Statements are
an integral part of these financial statements

SADDLEBROOK RESORTS, INC.

STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended
	June 30,
	2004	2003
Operating activities:
Net income	$6,306,104	$2,333,772
Non-cash items included in net income:
Provision for doubtful accounts	6,720	27,720
Depreciation and amortization	910,327	1,074,751
Loss (gain) on sale of assets	463	—
Decrease (increase) in:
Accounts receivable	(592,206)	(1,307,959)
Inventory and supplies	18,613	184,861
Prepaid expenses and other assets	277,647	(359,022)
Increase (decrease) in:
Accounts payable	(17,890)	124,407
Accrued expenses and other liabilities	406,432	(807,424)

	7,316,210	1,271,106

Investing activities:
Proceeds from sale of asset	400	—
Short term investments	(75,000)	—
Capital expenditures	(490,201)	(243,256)

	(564,801)	(243,256)

Financing activities:
Payments on notes payable	(728,516)	(674,610)
Net payments from (to) related parties	63,315	(291,000)

	(665,201)	(965,610)

Net increase (decrease) in cash	6,086,208	62,240
Cash at beginning of period	5,198,715	6,255,608

Cash at end of period	$11,284,923	$6,317,848

The accompanying Notes to Financial Statements are
an integral part of these financial statements.

SADDLEBROOK RESORTS, INC.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Note 1. Basis of Presentation

Saddlebrook Resorts, Inc. (the “Company”) developed and operates Saddlebrook Resort, which is a condominium hotel and resort located in Wesley Chapel, Florida.

The Company’s accompanying balance sheet for June 30, 2004, and its statements of operations and cash flows for the periods ended June 30, 2004 and 2003, are unaudited but reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature.

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

Note 2. Accounts Receivable

	June 30,
	2004	December 31,
	(Unaudited)	2003
Trade accounts receivable	$2,261,124	$1,668,918
Less reserve for bad debts	(28,379)	(21,659)

	$2,232,745	$1,647,259

Note 3. Property, Buildings and Equipment

	June 30,
	2004	December 31,
	(Unaudited)	2003
Land and land improvements	$4,412,746	$4,412,746
Buildings and recreational facilities	25,291,022	25,166,173
Machinery and equipment	14,128,642	14,081,673
Construction in progress	485,145	175,496

	44,317,555	43,836,088
Less accumulated depreciation	(21,719,023)	(20,836,459)

	$22,598,532	$22,999,629

The Company’s property, buildings and equipment are pledged as security for its debt (see Note 5).

Note 4. Deferred Charges

	June 30,
	2004	December 31,
	(Unaudited)	2003
Debt issue costs	$596,716	$596,716
Less accumulated amortization	(238,680)	(218,790)

	$358,036	$377,926

Note 5. Notes Payable

	June 30,
	2004	December 31,
	(Unaudited)	2003
Note payable due June 30, 2013	$18,967,082	$19,684,576
Capital lease obligation	83,205	94,227

	19,050,287	19,778,803
Less current portion	(1,548,558)	(1,490,166)

	$17,501,729	$18,288,637

The Company’s financing from a third-party lender has an annual interest rate fixed at 7.7% and monthly payments for principal and interest of $243,988. The debt is secured by the Company’s real and personal property.

An additional $5,000,000 is available from the same lender if the Company is in compliance with certain financial covenants. If received, the additional financing will be due with the existing debt on June 30, 2013. For the debt’s reporting period ended June 30, 2004, the Company was in compliance with the financial covenants related to both the existing debt and the additional financing.

Note 6. Related Party Receivables and Payables

Related party receivables and payables at June 30, 2004 and December 31, 2003 are the result of net intercompany transactions and cash transfers between the Company and its shareholder company and affiliated companies. There are no advances from the Company to its Directors or Officers.

Note 7. Income Taxes

The Company is currently a member of a Qualified Subchapter S Subsidiary Group. Accordingly, no income tax expense was reflected in the Company’s operating results as the tax is assessed to the shareholders of its parent company.

Note 8. Litigation Settlement

During January 2004, the Company and Honeywell Corporation (the owner of the Company’s former parent company), settled a legal dispute with a prior insurance provider. The case involved the Company and its former parent company seeking reimbursement for the defense and settlement costs incurred in connection with a lawsuit that alleged damages covered by the policies issued by the insurance company. A favorable settlement of $4,950,000 was received by the Company in February 2004. Certain related expenses for legal services and bonuses have been netted against this amount resulting in a net litigation settlement of $3,177,832.

SADDLEBROOK RENTAL POOL OPERATION

BALANCE SHEETS

DISTRIBUTION FUND

	June 30,
	2004	December 31,
	(Unaudited)	2003
Assets
Receivable from Saddlebrook Resorts, Inc.	$974,501	$777,263

Liabilities and Participants’ Fund Balance
Due to participants for rental pool distribution	$818,096	$664,077
Due to maintenance escrow fund	156,405	113,186
Participants’ fund balance	—	—

	$974,501	$777,263

MAINTENANCE ESCROW FUND

	June 30,
	2004	December 31,
	(Unaudited)	2003
Assets
Cash and cash equivalents	$5,498,062	$226,565
Investments	399,576	400,571
Receivables:
Distribution fund	156,405	113,186
Owner payments	11,817	239
Interest	444	19,462
Linen inventory	81,254	274,044
Prepaid expenses and other assets	1,415,730	206,591

	$7,563,288	$1,240,658

Liabilities and Participants’ Fund Balance
Accounts payable	$124,765	$150,938
Participants’ fund balance	7,438,523	1,089,720

	$7,563,288	$1,240,658

SADDLEBROOK RENTAL POOL OPERATION

STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Rental pool revenues	$2,455,326	$2,854,249	$7,614,613	$7,277,323

Deductions:
Marketing fee	184,149	214,069	571,096	545,800
Management fee	306,916	356,781	951,827	909,665
Travel agent commissions	97,236	130,346	346,113	256,501
Credit card expense	47,535	61,212	120,002	129,361
Provision for bad debts	1,500	1,500	3,000	3,000

	637,336	763,908	1,992,038	1,844,327

Net rental income	1,817,990	2,090,341	5,622,575	5,432,996
Less operator share of net rental income	(818,096)	(940,653)	(2,530,159)	(2,444,848)
Other revenues (expenses):
Complimentary room revenues	16,413	22,612	32,520	47,315
Minor repairs and replacements	(41,806)	(58,625)	(81,577)	(104,007)

Amount available for distribution	$974,501	$1,113,675	$3,043,359	$2,931,456

SADDLEBROOK RENTAL POOL OPERATION

STATEMENTS OF CHANGES IN PARTICIPANTS’ FUND BALANCES
(Unaudited)

DISTRIBUTION FUND

	Six months ended
	June 30,
	2004	2003
Balance at beginning of period	$—	$—
Additions:
Amount available for distribution	3,043,359	2,931,456
Reductions:
Amount withheld for maintenance escrow fund	(513,200)	(486,608)
Amount accrued or paid to participants	(2,530,159)	(2,444,848)

Balance at end of period	$—	$—

MAINTENANCE ESCROW FUND

	Six months ended
	June 30,
	2004	2003
Balance at beginning of period	$1,089,720	1,457,846
Additions:
Amount withheld from distribution fund	513,200	486,608
Unit owner payments	6,102,704	50,816
Interest earned	13,123	1,592
Reductions:
Escrow account refunds	(26,853)	(24,540)
Maintenance charges	(106,688)	(90,465)
Unit renovations	—	(3,278)
Linen replacement	(146,683)	(54,513)

Balance at end of period	$7,438,523	$1,824,066

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

Liquidity and Capital Resources

The Company’s operations are seasonal with the highest volume of sales generally occurring in the first quarter of each calendar year. The second quarter has, historically, had marginal financial results. Accordingly, the Company experienced an improvement in its financial condition as of June 30, 2004 when compared with its fiscal year end of December 31, 2003. The primary effect of this seasonal period was an increase in current assets and accumulated earnings.

The Company’s financing from a third-party lender has a fixed annual interest rate of 7.7%, monthly principal and interest payments of approximately $244,000 and matures on June 30, 2013. The current debt agreement contains additional financing from the same lender of $5,000,000 provided the Company is in compliance with certain financial covenants. For the debt’s reporting period ended June 30, 2004, the Company was in compliance with the financial covenants related to both the existing debt and the additional financing.

The Company has planned several capital projects to be completed during the remainder of 2004 and early 2005. These projects include; the refurbishment of the swimming pools with an estimated cost of $260,000, renovation of the greens on the Palmer golf course with an estimated cost of $450,000, an upgrade to the computer systems with an estimated cost of $190,000 and replacement of the golf cart fleet with an estimated cost of $425,000. Future operating costs and planned expenditures for capital additions and improvements are expected to be adequately funded by the Company’s and its affiliates’ current cash reserves and cash generated by resort operations.

Regarding the Company’s operation of the Rental Pool, the related condominium units’ kitchens, bathrooms and carpeting are currently being renovated and upgraded. This project commenced in 1998 and has been completed for unit Clusters One through Ten with an aggregate billing to the maintenance escrow fund of $6,071,000. The project is currently underway in the Resort’s Lakeside Village units and the Company’s management expects the related billing to the condominium owners’ maintenance escrow fund account to occur in 2004. Additionally, the Company’s management has commenced a project to replace and upgrade unit furniture packages to be completed in mid to late 2004. The aggregate cost to be billed to the condominium owners’ maintenance escrow fund accounts to fund these expenditures is expected to be approximately $7,700,000.

Results of Operations

Second quarter 2004 compared to second quarter 2003

The Company’s total revenues decreased approximately $910,000 or about 9%, for the three months ended June 30, 2004 compared to the same period in the prior year. Total revenues for the Rental Pool decreased approximately $399,000, or 14%, from the same period in the prior year. These reductions were primarily due to a 15% decrease in the number of paid room nights, along with a 2% decrease in the average daily room rate for the condominium units that participated in the Rental Pool. Paid room nights decreased 20% for the Resort’s group business and 3% for social hotel stays. The Company’s total resort revenues were also affected by decreased sales in its food and beverage and other areas of operations that resulted from a 15% decrease in the number of individual guests that stayed at the Resort for the current quarter when compared to the same period in the prior year.

The above reductions in revenue and occupancy can be attributed to the continued slowdown in the nation’s economy and concerns about national security that have adversely affected travel. Regarding the projection of future revenues, these negative events have created a trend in the booking of resort business where reservations for both group and social guests are now generally occurring closer to their arrival dates instead of several months in advance as in previous years. Although this trend makes it difficult to project future business, the Company’s management believes the occupied room nights for the remainder of the year 2004 will approximate the prior year’s level. Similarly, projections for occupied room nights in the year 2005 and subsequent fiscal periods are expected to remain at the resort’s current volume of business pending an improvement in the nation’s economy and less concern about national security.

The net loss for the second quarter of 2004 was $631,000 compared to a net income for the same period of 2003 of $389,000. This increase in the net loss is a direct result of the lower revenues for the current period when compared with the same period of the prior year.

First six months 2004 compared to first six months 2003

The Company’s total revenues increased approximately $1,403,000 or 6% for the first six months of 2004 compared to the same period in the prior year. Total revenues for the Rental Pool increased approximately $337,000, or 5%, from the same period in the prior year. These increases were primarily due to a 2% increase in the average daily room rate and a 2% increase in the number of paid room nights for the condominium units that participated in the Rental Pool during the six–month period. Paid room nights increased 3% for the Resort’s group business and 5% for social hotel stays. The Company’s total resort revenues also reflected sales in its food and beverage and most other areas of operations that resulted from a 2% decrease in the number of individual guests that stayed at the Resort for the period when compared to the first six months of 2003.

The Company’s operating net income for the current period increased $795,000, which was a 34% increase from the operating net income for the first six months of 2003. This increase was primarily a result of increased revenues. Interest expense decreased approximately 7% as the Company continued to pay down its self-amortizing debt discussed in Liquidity and Capital Resources above.

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

Item 4. Controls and Procedures

The Company’s management, including the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures as of June 30, 2004, pursuant to Securites Exchange Act Rule 15d-14. Based upon that evaluation, the Company’s Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2004, in timely alerting them to material information required to be included in the Company’s periodic SEC filings.

There were no significant changes in the Company’s internal controls over financial reporting or in other factors during the quarter ended June 30, 2004 that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

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

31.1 - Chief Executive Officer Rule 15d-14(a) Certification

31.2 - Chief Financial Officer Rule 15d-14(a) Certification

32.1 - Chief Executive Officer Section 1350 Certification

32.2 - Chief Financial Officer Section 1350 Certification

(b)	Reports on Form 8-K: None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SADDLEBROOK RESORTS, INC.

(Registrant)

Date: August 13, 2004
/s/ Donald L. Allen

Donald L. Allen
Vice President and Treasurer
(Principal Financial and
Accounting Officer)