Form 10-Q
period 2004-09-30
SADDLEBROOK RESORTS INC
filed 2004-11-15
CIK 313151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SADDLEBROOK RESORTS, INC.

BALANCE SHEETS

	September 30,
	2004	December 31,
	(Unaudited)	2003
Assets
Current assets:
Cash and cash equivalents	$9,497,191	$5,198,715
Escrowed cash	4,691,795	248,915
Short-term investments	375,000	300,000
Short-term escrowed investments	—	995
Accounts receivable, net	1,033,159	1,647,259
Due from related parties	905,291	563,532
Inventory and supplies	1,313,487	1,340,458
Prepaid expenses and other assets	726,632	1,177,249

Total current assets	18,542,555	10,477,123
Long-termed escrowed investments	399,576	399,576
Property, buildings and equipment, net	23,102,553	22,999,629
Deferred charges, net	348,091	377,926

Total assets	$42,392,775	$34,254,254

Liabilities and Shareholder’s Equity
Current liabilities:
Current portion of notes payable	$1,578,606	$1,490,166
Escrowed deposits	5,091,371	649,486
Accounts payable	726,489	801,988
Accrued rental distribution	635,233	698,995
Accrued expenses and other liabilities	2,160,157	1,948,808
Guest deposits	1,367,617	1,380,046
Due to related parties	—	19,248

Total current liabilities	11,559,473	6,988,737
Notes payable due after one year	17,095,693	18,288,637

Total liabilities	28,655,166	25,277,374

Shareholder’s equity:
Common stock, $1.00 par value, 100,000 shares authorized and outstanding	100,000	100,000
Additional paid-in capital	1,013,127	1,013,127
Accumulated earnings	12,624,482	7,863,753

Total shareholder’s equity	13,737,609	8,976,880

	$42,392,775	$34,254,254

The accompanying Notes to Financial Statements are
an integral part of these financial statements

SADDLEBROOK RESORTS, INC.

STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenues	$6,258,804	$5,468,012	$31,290,496	$29,097,072

Costs and expenses:
Operating costs	5,638,033	4,822,091	22,493,842	20,782,980
Sales and marketing	490,382	490,409	1,943,742	1,862,206
General and administrative	848,736	945,090	2,783,100	3,029,474
Depreciation and amortization	462,563	530,341	1,372,889	1,605,092
Interest	364,465	392,270	1,114,026	1,195,737

Total costs and expenses	7,804,179	7,180,201	29,707,599	28,475,489

	(1,545,375)	(1,712,189)	1,582,897	621,583
Litigation settlement, net	—	—	3,177,832	—

Net income (loss)	(1,545,375)	(1,712,189)	4,760,729	621,583
Accumulated earnings at beginning of period	14,169,857	10,329,562	7,863,753	7,995,790

Accumulated earnings at end of period	$12,624,482	$8,617,373	$12,624,482	$8,617,373

The accompanying Notes to Financial Statements are
an integral part of these financial statements

SADDLEBROOK RESORTS, INC.

STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended
	September 30,
	2004	2003
Operating activities:
Net income	$4,760,729	$621,583
Non-cash items included in net income:
Provision for doubtful accounts	6,960	31,080
Depreciation and amortization	1,372,889	1,605,092
Loss on sale of assets	12,958	—
Decrease (increase) in:
Accounts receivable	607,139	198,329
Inventory and supplies	26,972	256,120
Prepaid expenses and other assets	450,616	(97,356)
Increase (decrease) in:
Accounts payable	(75,498)	49,118
Accrued expenses and other liabilities	135,158	(1,319,611)

	7,297,923	1,344,355

Investing activities:
Proceeds from sale of asset	400	—
Short term investments	(75,000)	—
Capital expenditures	(1,459,336)	(398,128)

	(1,533,936)	(398,128)

Financing activities:
Payments on notes payable	(1,104,504)	(1,022,793)
Net payments to related parties	(361,007)	(217,796)

	(1,465,511)	(1,240,589)

Net increase (decrease) in cash	4,298,476	(294,362)
Cash at beginning of period	5,198,715	6,255,608

Cash at end of period	$9,497,191	$5,961,246

The accompanying Notes to Financial Statements are
an integral part of these financial statements.

SADDLEBROOK RESORTS, INC.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Note 1. Basis of Presentation

Saddlebrook Resorts, Inc. (the “Company”) developed and operates Saddlebrook Resort, which is a condominium hotel and resort located in Wesley Chapel, Florida.

The Company’s accompanying balance sheet for September 30, 2004, and its statements of operations and cash flows for the periods ended September 30, 2004 and 2003, are unaudited but reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature.

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

Note 2. Accounts Receivable

	September 30,
	2004	December 31,
	(Unaudited)	2003
Trade accounts receivable	$1,061,778	$1,668,918
Less reserve for bad debts	(28,619)	(21,659)

	$1,033,159	$1,647,259

Note 3. Property, Buildings and Equipment

	September 30,
	2004	December 31,
	(Unaudited)	2003
Land and land improvements	$4,412,746	$4,412,746
Buildings and recreational facilities	25,554,112	25,166,173
Machinery and equipment	14,372,364	14,081,673
Construction in progress	908,717	175,496

	45,247,939	43,836,088
Less accumulated depreciation	(22,145,386)	(20,836,459)

	$23,102,553	$22,999,629

The Company’s property, buildings and equipment are pledged as security for its debt (see Note 5).

Note 4. Deferred Charges

	September 30,
	2004	December 31,
	(Unaudited)	2003
Debt issue costs	$596,716	$596,716
Less accumulated amortization	(248,625)	(218,790)

	$348,091	$377,926

The remaining deferred debt issue costs will be expensed during the fourth quarter of 2004 due to the refinancing of the debt. See Note 9.

Note 5. Notes Payable

	September 30,
	2004	December 31,
	(Unaudited)	2003
Note payable due June 30, 2013	$18,597,877	$19,684,576
Capital lease obligation	76,422	94,227

	18,674,299	19,778,803
Less current portion	(1,578,606)	(1,490,166)

	$17,095,693	$18,288,637

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

This financing was refinanced on November 1, 2004. See Note 9.

Note 6. Related Party Receivables and Payables

Related party receivables and payables at September 30, 2004 and December 31, 2003 are the result of net intercompany transactions and cash transfers between the Company and its shareholder company and affiliated companies. There are no advances from the Company to its Directors or Officers.

Amounts due from related parties as of September 30, 2004 and December 31, 2003 are comprised of the following:

	September 30,	December 31,
	2004	2003
Saddlebrook Resorts Condominium Association Inc.	$109,560	$93,394
Saddlebrook Holdings, Inc.	276,252	128,114
Dempsey and Daughters, Inc.	305,335	258,919
Dempsey Resort Management, Inc.	1,388	53,159
Saddlebrook Properties LLC	3,616	3,254
Saddlebrook International Tennis, Inc.	188,356	—
Saddlebrook Realty, Inc.	6,555	8,507
Saddlebrook Investments, Inc.	1,642	3,138
Other	12,587	15,047

	$905,291	$563,532

Amounts due to related parties as of September 30, 2004 and December 31, 2003 are comprised of the following:

	September 30,	December 31,
	2004	2003
Saddlebrook International Tennis, Inc.	$—	$19,248

	$—	$19,248

Dempsey and Daughters, Inc. owns 23 individual condominium units, 9 of which participate in the Rental Pool Operation.

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

Note 9. Debt Refinancing

Subsequent to the period ending September 30, 2004, on November 1, 2004, the Company refinanced $12 million of the note payable to Textron Financial due June 30, 2013 with a new term note payable to SunTrust. As part of the refinancing, the Company paid the remaining principal balance due under the Textron note. The new term note is due November 1, 2009, requires monthly principal payments of $66,667, together with monthly payments of all accrued interest. The new term note bears interest at 2% over the one month LIBOR index. The debt is secured by all of the Company’s real and personal property. In accordance with the original terms of the Textron obligation, a pre-payment penalty of $372,000 was paid at the time of refinancing.

SunTrust has also made available a $5,000,000 revolving line of credit until November 1, 2006, subject to the Company’s compliance with specific covenants set forth in the loan agreement. All borrowings under the line of credit will bear interest at the same interest rate as the new term note, with interest being payable monthly.

SADDLEBROOK RENTAL POOL OPERATION

BALANCE SHEETS

DISTRIBUTION FUND

	September 30,
	2004	December 31,
	(Unaudited)	2003
Assets
Receivable from Saddlebrook Resorts, Inc.	$644,433	$777,263

Liabilities and Participants’ Fund Balance
Due to participants for rental pool distribution	$542,350	$664,077
Due to maintenance escrow fund	102,083	113,186
Participants’ fund balance	—	—

	$644,433	$777,263

MAINTENANCE ESCROW FUND

	September 30,
	2004	December 31,
	(Unaudited)	2003
Assets
Cash and cash equivalents	$4,667,645	$226,565
Investments	399,576	400,571
Receivables:
Distribution fund	102,083	113,186
Owner payments	—	239
Interest	1,688	19,462
Linen inventory	36,406	274,044
Prepaid expenses and other assets	140,763	206,591

	$5,348,161	$1,240,658

Liabilities and Participants’ Fund Balance
Accounts payable	$105,419	$150,938
Participants’ fund balance	5,242,742	1,089,720

	$5,348,161	$1,240,658

The accompanying Notes to Financial Statements are
an integral part of these financial statements

SADDLEBROOK RENTAL POOL OPERATION

STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Rental pool revenues	$1,584,302	$1,090,379	$9,198,915	$8,367,702

Deductions:
Marketing fee	118,823	81,778	689,919	627,578
Management fee	198,038	136,297	1,149,865	1,045,962
Travel agent commissions	32,936	53,947	379,049	310,448
Credit card expense	27,782	27,305	147,784	156,666
Provision for bad debts	1,500	1,500	4,500	4,500

	379,079	300,827	2,371,117	2,145,154

Net rental income	1,205,223	789,552	6,827,798	6,222,548
Less operator share of net rental income	(542,350)	(355,298)	(3,072,509)	(2,800,146)
Other revenues (expenses):
Complimentary room revenues	14,733	6,540	47,253	53,855
Minor repairs and replacements	(33,173)	(49,266)	(114,750)	(153,273)

Amount available for distribution	$644,433	$391,528	$3,687,792	$3,322,984

The accompanying Notes to Financial Statements are
an integral part of these financial statements

SADDLEBROOK RENTAL POOL OPERATION

STATEMENTS OF CHANGES IN PARTICIPANTS’ FUND BALANCES
(Unaudited)

DISTRIBUTION FUND

	Nine months ended
	September 30,
	2004	2003
Balance at beginning of period	$—	$—
Additions:
Amount available for distribution	3,687,792	3,322,984
Reductions:
Amount withheld for maintenance escrow fund	(615,283)	(522,838)
Amount accrued or paid to participants	(3,072,509)	(2,800,146)

Balance at end of period	$—	$—

MAINTENANCE ESCROW FUND

	Nine months ended
	September 30,
	2004	2003
Balance at beginning of period	$1,089,720	1,457,846
Additions:
Amount withheld from distribution fund	615,283	522,838
Unit owner payments	6,559,408	168,749
Interest earned	28,205	3,142
Reductions:
Escrow account refunds	(58,775)	(37,880)
Maintenance charges	(158,720)	(290,644)
Unit renovations	(2,649,553)	(846,726)
Linen replacement	(182,826)	(79,028)

Balance at end of period	$5,242,742	$898,297

The accompanying Notes to Financial Statements are
an integral part of these financial statements

SADDLEBROOK RENTAL POOL OPERATION

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Note 1. Basis of Presentation

Saddlebrook Rental Pool Operation’s accompanying balance sheet for September 30, 2004 and its statements of operations and changes in participants fund balance for the periods ended September 30, 2004 and 2003, are unaudited but reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature.

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

Liquidity and Capital Resources

The Company’s operations are seasonal with the highest volume of sales generally occurring in the first quarter of each calendar year. The third quarter has historically produced the lowest volume of sales. Consequently, the Company’s financial condition declined during the third quarter of 2004. However, due to the earlier seasonal period, and the receipt of the litigation settlement in February 2004, the Company’s financial condition at September 2004 is improved when compared to the financial condition at fiscal year end of December 2003.

At September 30, 2004, the Company was indebted to Textron Financial in the amount of approximately $18.6 million under a term note with a fixed annual interest rate of 7.7%, requiring monthly principal and interest payments of approximately $244,000, and with a maturity date of June 30, 2013. Subsequent to the period ending September 30, 2004, on November 1, 2004, the Company refinanced $12 million of the note payable to Textron Financial with a new term note payable to SunTrust. As part of the refinancing, the Company paid the remaining principal balance due under the Textron note. The new term note is due November 1, 2009, requires monthly principal payments of $66,667, together with monthly payments of all accrued interest. The new term note bears interest at 2% over the one month LIBOR index. The debt is secured by all of the Company’s real and personal property. In accordance with the original terms of the Textron obligation, a pre-payment penalty of $372,000 was paid at the time of refinancing.

SunTrust has also made available a $5,000,000 revolving line of credit until November 1, 2006, subject to the Company’s compliance with specific covenants set forth in the loan agreement. All borrowings under the line of credit will bear interest at the same interest rate as the new term note, with interest being payable monthly.

The Company has completed the refurbishing of the swimming pools with a total cost of $307,000. The renovation of the greens on the Palmer golf course is currently underway with $400,000 of the estimated $450,000 total cost already completed. There are several other capital projects to be completed during the remainder of 2004 and early 2005. These projects include; installation of a new clear-span structure with an estimated cost of $250,000 and the enclosure of the open air pavilion at the fitness facility with an estimated cost of $250,000. The Company will also be entering into 36 month lease arrangements for both a new golf cart fleet for an estimated $475,000 and new computer equipment for an estimated $125,000. Future operating costs and planned expenditures for capital additions and improvements are expected to be adequately funded by the Company’s and its affiliates’ current cash reserves and cash generated by resort operations.

Regarding the Company’s operation of the Rental Pool, the related condominium units’ kitchens, bathrooms and carpeting are being renovated and upgraded. The project is currently underway in the Resort’s Lakeside Village units and the Company’s management expects the related billing to the condominium owners’ maintenance escrow fund account to occur in early 2005. Additionally, the Company’s management has commenced a project to replace and upgrade unit furniture packages to be completed in late 2004. The aggregate cost to be billed to the condominium owners’ maintenance escrow fund accounts to fund these expenditures is expected to be approximately $7,700,000. As of the end of the third quarter approximately $2,000,000 of these cost have been paid.

Results of Operations

Third quarter 2004 compared to third quarter 2003

The Company’s total revenues increased approximately $791,000 or about 14%, for the three months ended September 30, 2004 compared to the same period in the prior year. Total revenues for the Rental Pool increased approximately $494,000, or 45%, from the same period in the prior year. These increases were primarily due to a 51% increase in the number of paid room nights. Paid room nights increased 66% for the Resort’s group business and 28% for social hotel stays. During August and September, the state of Florida experienced an unusually high number of named hurricanes. The Company and its surrounding areas were unaffected, however, the Company did experience an increase in occupancy due to serving as a staging area for a utility company and its workers who were brought into the state, and some evacuees from other areas. Due to the type of business generated during this period, the average daily room rate decreased by 2% when compared with the same quarter of the prior year. Also, the Company’s total resort revenues, while still increased, were not as dramatically affected as these guests, for the most part, did not utilize the Company’s other amenities, such as golf and spa.

Regarding the projection of future revenues, concerns about the nation’s economy and national security have created a trend in the booking of resort business where reservations for both group and social guests are now generally occurring closer to their arrival dates instead of several months in advance as in previous years. Although this trend makes it difficult to project future business, the Company’s management believes the occupied room nights for the remainder of the year 2004 will approximate the prior year’s level. Similarly, projections for occupied room nights in the year 2005 and subsequent fiscal periods are expected to remain at the resort’s current volume of business pending an improvement in the nation’s economy and less concern about national security.

The net loss for the third quarter of 2004 was $1,545,000 compared to a net loss for the same period of 2003 of $1,712,000.

First nine months 2004 compared to first nine months 2003

The Company’s total revenues increased approximately $2,193,000 or 8% for the first nine months of 2004 compared to the same period in the prior year. Total revenues for the Rental Pool increased approximately $831,000, or 10%, from the same period in the prior year. These increases were primarily due to an 11% increase in the number of paid room nights for the condominium units that participated in the Rental Pool during the nine month period. Paid room nights increased 12% for the Resort’s group business and 6% for social hotel stays. The Company’s total resort revenues also reflected sales in its food and beverage and most other areas of operations that resulted from a 13% increase in the number of individual guests that stayed at the Resort for the period when compared to the first nine months of 2003.

The Company’s operating net income for the current period increased $961,000, which was a 155% increase from the operating net income for the first nine months of 2003. This increase was primarily a result of increased revenues. Interest expense decreased approximately 7% as the Company continued to pay down its self-amortizing debt discussed in Liquidity and Capital Resources above.

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

Through September 30, 2004, the Company’s debt was self-amortizing and had a fixed contractual interest rate. Accordingly, fluctuations in related market costs of capital were not expected to affect its financial results. As of November 1, 2004, the new $12 million term note bears interest at 2% over the one month LIBOR index. Accordingly, the Company will be subject to interest rate risk due to the variable rate structure of the note.

Item 4. Controls and Procedures

The Company’s management, including the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures as of September 30, 2004, pursuant to Securities Exchange Act Rule 15d-14. Based upon that evaluation, the Company’s Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2004, in timely alerting them to material information required to be included in the Company’s periodic SEC filings.

There were no significant changes in the Company’s internal controls over financial reporting or in other factors during the quarter ended September 30, 2004 that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

     The following exhibits are included in this Form 10-Q:

10.1	–	Loan Agreement between the Registrant and SunTrust Bank, dated November 1, 2004.

10.2	–	Second Amended and Restated Mortgage, Security Agreement and Fixture Filing, between the Registrant and SunTrust Bank, dated November 1, 2004.

10.3	–	Promissory Note ($12 million) made by the Registrant and payable to SunTrust Bank, dated November 1, 2004.

10.4	–	Revolving Line of Credit Promissory Note ($5 million) made by the Registrant and payable to SunTrust Bank, dated November 1, 2004.

31.1	–	Chief Executive Officer Rule 15d-14(a) Certification

31.2	–	Chief Financial Officer Rule 15d-14(a) Certification

32.1	–	Chief Executive Officer Section 1350 Certification

32.2	–	Chief Financial Officer Section 1350 Certification

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SADDLEBROOK RESORTS, INC.
(Registrant)

Date: November 15, 2004	/s/ Donald L. Allen

Donald L. Allen
Vice President and Treasurer
(Principal Financial and
Accounting Officer)