Form 10-K
period 2004-12-31
SADDLEBROOK RESORTS INC
filed 2005-03-31
CIK 313151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark one)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal period ended December 31, 2004
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

At December 31, 2004, there were approximately 760 persons employed by the Company. The Company’s management relationship with employees is excellent and there are no collective bargaining agreements.

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

A total of 556 condominium units are at the Resort comprised of one-, two- and three-bedroom suites. Of these condominium units, 408 are designed for hotel occupancy and located in an area called the Walking Village. The remaining 148 are slightly larger, designed for longer-termed rental, and are located in an area called the Lakeside Village. At December 31, 2004, there were 543 hotel accommodations participating in the Rental Pool. The three-bedroom condominium units become hotel accommodations as a two-bedroom suite with a separate adjoining hotel room. Some two-bedroom condominium units become hotel accommodations as a one-bedroom suite with a separate adjoining hotel room.

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

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

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

Item 6. Selected Financial Data

The following selected financial data should be read in conjunction with the financial statements and related notes in Item 8 hereof.

	Year ended December 31,
	2004	2003	2002	2001	2000
Resort
Resort revenues	$40,225,000	$36,996,000	$38,478,000	$47,430,000	$54,138,000

Interest expense	1,691,000	1,582,000	1,681,000	1,767,000	1,854,000

Write off debt issue	345,000	—	—	—	—

Litigation settlement, net	3,178,000	—	—	—	—

Net income (loss)	3,158,000	(132,000)	124,000	3,387,000	4,203,000

Total assets	33,578,000	34,254,000	36,189,000	37,558,000	40,940,000

Notes payable	11,936,000	19,779,000	21,159,000	22,343,000	23,530,000

Rental Pool
Rental Pool revenues	11,502,000	10,380,000	11,515,000	14,117,000	16,444,000

Total assets	919,000	777,000	868,000	686,000	1,551,000

Net income	4,607,000	4,100,000	4,600,000	5,659,000	6,619,000

Average distribution per Rental Pool participant	8,469	7,496	8,349	10,289	12,122

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

Critical Accounting Policies and Estimates

In 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 which requires the consolidation of a Variable Interest Entity (“VIE”), if any, in the Company’s financial statements if the Company is at risk for the VIE’s expected losses or receives a majority of its gains. The adoption of the provisions of this interpretation in 2004 did not have an effect on the Company’s financial statements.

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

Asset Impairments - The Company’s management periodically evaluates whether there has been a permanent impairment of long-lived assets, in accordance with Financial Accounting Standard (“FAS”) No. 144 - Accounting for the Impairment or Disposal of Long-Lived Assets. The Company’s management believes that the accounting estimates related to asset impairments are critical estimates for the following reasons: (1) the ongoing changes in management’s expectations regarding future utilization of assets; and (2) the impact of an impairment on reported assets and earnings could be material. During the year ended December 31, 2004, the Company’s management evaluated assets for impairment in accordance with FAS 144 and concluded that the sum of the undiscounted expected future cash flows (excluding interest charges) from its assets exceeded its then current carrying values. Accordingly, the Company did not recognize an impairment charge.

Depreciation Expense - The Company provides for depreciation by the straight-line method at annual rates that amortize the original costs, net of salvage values, of depreciable assets over their estimated useful lives. Management’s estimation of assets’ useful lives are critical estimates for the following reasons: (1) forecasting the salvage value for long-lived assets over a long period of time is subjective; (2) changes may take place that could render an asset obsolete or uneconomical; and (3) a change in the useful life of a long-lived asset could have a material impact on reported results of operations and reported asset values. The Company’s management believes the estimated useful life corresponds to the anticipated physical life for most assets. Although it is difficult to predict values far into the future, the Company has a long history of actual costs and values that are considered in reaching a conclusion as to the appropriate useful life of an asset.

See the Notes to the Financial Statements for Saddlebrook Resorts, Inc. in Item 8 hereof for additional accounting policies used in the preparation of the financial statements.

Liquidity and Capital Resources

Construction of the Resort was substantially completed by December of 1982 and sales of existing condominium units were substantially completed by November of 1988.

During 2004, the Company has completed several projects including the refurbishing of the swimming pools with a total cost of $307,000 and the renovation of the greens on the Palmer golf course with a total cost of $447,000. There are several other capital projects to be completed during 2005. These projects include; installation of a new clear-span structure with an estimated cost of $250,000 and the enclosure of the open air pavilion at the fitness facility with an estimated cost of $250,000. The Company will also be entering into 36 month lease arrangements for both a new golf cart fleet for an estimated $475,000 and new computer equipment for an estimated $125,000.

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

On November 1, 2004, the Company refinanced $12 million of the prior debt. As part of the refinancing, the Company paid the remaining principle balance due under the prior note. The new term note is due November 1, 2009, requires monthly principal payments of $66,667, together with monthly payments of all accrued interest at the rate of 2 points over the one month LIBOR index. The debt agreement also contains a provision for additional financing from the same lender of $5,000,000, subject to specific covenants, until November 1, 2006.

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

Regarding the Company’s operation of the Rental Pool, the related condominium units’ kitchens, bathrooms and carpeting are currently being renovated and upgraded. This project commenced in 1998 and has been completed for unit Clusters One through Ten with an aggregate billing to the maintenance escrow fund of $6,235,000. The project is currently underway in the Resort’s Lakeside Village units and the Company’s management expects the related billing to the condominium owners’ maintenance escrow fund accounts to occur in 2005. Additionally, the Company’s management has commenced a project to replace and upgrade unit furniture packages. The aggregate cost to be billed to the condominium owners’ maintenance escrow fund accounts is expected to be approximately $7,700,000.

The Company’s management is not aware of any environmental matters that are currently present.

The Company’s operation of the Resort is not considered to be dependent on any individual or small group of customers, the loss of whom would have a material adverse effect.

Results of Operations

The following chart highlights changes in the sources of Company revenues:

	Year ended December 31,
	2004	2003	2002
Rental Pool Revenues	26%	28%	30%
Other Hotel Revenues	14	15	16
Merchandise Sales	37	39	36
Club Fees	12	13	14
Other Income	11	5	4

	100%	100%	100%

2004 Compared to 2003

The Company’s total revenues increased approximately $3,229,000, which is an increase of 9% over the prior year. The revenues for the Rental Pool increased $1,122,000 or 10% from the prior year. These increases were primarily due to an 11% increase in paid room nights. Total resort revenues were also positively affected by an increase of 10% in the number of individual guests staying at the Resort.

Although the Company did experience an improvement in occupied room nights over the prior year, the slowdown in the nation’s economy and concerns about national security still make it difficult to project future business. The Company’s management believes the occupied room nights for the year 2005 should remain at the current year’s level.

The net income for the year 2004 of $3,158,000 is a $3,291,000 improvement over the prior year’s net loss. This change from a net loss to a net income is the result of higher revenues along with receipt of the litigation settlement discussed previously in Liquidity and Capital Resources.

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

The 2003 year reductions in business are attributed to the continued slowdown in the nation’s economy and concerns about national security that have adversely affected travel.

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

Contractual Obligations

	Payments Due By Period
		Less than	1-3	3-5	More that
	Total	1 year	years	years	5 years
Long-term debt	$11,867,000	$800,000	$1,600,000	$9,467,000	$0
Capital lease	69,000	29,000	40,000	0	0
Operating leases	456,000	216,000	240,000	0	0

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The Company’s primary market risk exposure is to change in interest rate as a result of its variable interest rate long term debt.

The Company’s invested cash, including investments escrowed on behalf of the condominium unit owners in the Rental Pool’s Maintenance Escrow Fund, are subject to changes in market interest rates. Otherwise, the Company does not have significant market risk with respect to foreign currency exchanges or other market rates.

Item 8. Financial Statements and Supplementary Data

The financial statements, including the Reports of Independent Registered Certified Public Accountants, for Saddlebrook Resorts, Inc. are included on pages 17 to 29 and for Saddlebrook Rental Pool Operation on pages 30 to 34. An index to the financial statements is on page 16.

Financial statement schedules have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

As of December 31, 2004, the Company’s management, under the direction of its Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Exchange Act Rule 15d-15. Based upon that evaluation, the Company’s Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company’s periodic SEC filings.

There were no significant changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2004, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

The Directors and Executive Officers of the Company are as follows:

Name	Position and Background
Thomas L. Dempsey Age 78	Chairman of the Board and Chief Executive Officer of the Company for more than five years. President of the Company until November 2000. Chairman of the Board and President of Saddlebrook Holdings, Inc. for more than five years.

Eleanor Dempsey	Vice Chairman of the Board of the Company for more than five years. Director and Executive Vice President of Saddlebrook Holdings, Inc. for more than five years. Wife of Thomas Dempsey.

Richard Boehning Age 70	Director and President of the Company since November 2000. Previously, Director and Executive Vice President of the Company for more than five years.

Gregory R. Riehle Age 48	Director, Vice President and Secretary of the Company for more than five years. Director and Executive Vice President of Saddlebrook Holdings, Inc. for more than five years. Son-in-law of Thomas Dempsey.

Maureen Dempsey Age 46	Director, Vice President and Assistant Secretary of the Company for more than five years. Director and Executive Vice President of Saddlebrook Holdings, Inc. for more than five Years. Daughter of Thomas Dempsey.

Diane L. Riehle Age 44	Director, Vice President and Assistant Secretary of the Company for more than five years. Director and Executive Vice President of Saddlebrook Holdings, Inc. for more than five Years. Daughter of Thomas Dempsey.

Donald L. Allen Age 65	Vice President and Treasurer of the Company and Saddlebrook Holdings, Inc. for more than five years.

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

Item 11. Executive Compensation

The following table sets forth the remuneration paid, distributed or accrued to the Company’s executive officers by the Company and its parent, Saddlebrook Holdings, Inc. consolidated, during the three years ended December 31, 2004.

	Fiscal			Other annual
Name and Principal Position	year	Salary	Bonus	compensation
Thomas L. Dempsey	2004	$200,000	$150,000	$32,664
Chief Executive Officer	2003	200,000	—	24,484
	2002	198,462	—	24,345

Richard Boehning	2004	144,800	60,529	4,418
President	2003	144,800	8,126	1,529
	2002	143,686	7,488	2,623

Gregory R. Riehle	2004	120,000	529,015	23,472
Vice President and Secretary	2003	120,000	7,000	17,915
	2002	118,385	19,242	12,541

Maureen Dempsey	2004	141,000	440,000	21,301
Vice President and Assistant	2003	141,000	—	21,459
Secretary	2002	139,915	5,000	12,962

Diane L. Riehle	2004	141,000	—	20,037
Vice President and Assistant	2003	141,000	—	14,163
Secretary	2002	139,915	5,000	14,075

The Company commenced a 401(k) plan effective January 1, 2001. Compensation paid thereunder is included in Other Annual Compensation above. In addition, corporate officers and executive staff are allowed to use the Resort’s facilities and are provided various discounts on related purchases in accordance with hospitality industry standards. The Company had no other compensation plans for directors and officers at December 31, 2004.

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

Item 13. Certain Relationships and Related Transactions

The Company currently funds a portion of the expenditures for Saddlebrook Holdings, Inc. (“SHI”), its sole shareholder, which is offset by dividends declared thereto if necessary. SHI’s expenditures include dividends to its shareholders, which are primarily amounts that approximate their income taxes related to the operations of SHI and its subsidiaries.

Saddlebrook International Tennis, Inc. (“SIT”) operates a tennis training facility and preparatory school at the Resort and is solely owned by SHI. SIT owns 10 condominium units at the Resort, none of which participate in the Rental Pool Operation. The Company receives revenue for services provided to SIT’s guests. In addition, the Company is reimbursed for actual expenses and other costs incurred on behalf of SIT.

Saddlebrook Investments, Inc. is a broker/dealer for the Resort’s condominium units. Saddlebrook Realty, Inc. is a broker for sales of other general real estate in the area. Both companies are owned by Thomas L. Dempsey. These companies collectively operate an on-site real estate office at the Resort and the Company is reimbursed for actual expenses and other costs incurred on their behalf.

Dempsey and Daughters, Inc. hold certain tracts of real estate and owns 23 individual condominium units at the Resort, 9 of which participate in the Rental Pool Operation. This company is solely owned by SHI. The Company is reimbursed for actual expenses and other costs incurred on behalf of this company.

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

Item 14. Principal Accounting Fees and Services

PricewaterhouseCoopers LLP served as the Company’s independent auditors for the fiscal year ended December 31, 2004 and has been appointed to serve in that capacity again for fiscal 2005.

The following fees were paid to PricewaterhouseCoopers LLP for services rendered during the Company’s last two fiscal years:

Audit Fees: $124,275 and $120,700 for the fiscal years ended December 31, 2004 and 2003, respectively, for professional services rendered for the audit of the Company’s annual financial statements, review of financial statements included in its Forms 10-Q and services that are normally provided by the auditors in connection with statutory and regulatory filings or engagements for those fiscal years. All of these audit fees relate to the Rental Pool Operation.

Audit-Related Fees: None

Tax Fees: $14,150 and $15,350 for the fiscal years ended December 31, 2004 and 2003, respectively, for tax compliance, tax advice and tax planning services. None of these tax fees relate to the Rental Pool Operation.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	Financial statements and schedules required to be filed are listed in Item 8 of this Form 10-K.

(b)	Reports on Form 8-K: None

(c)	Exhibits:

3.1	Articles of Incorporation of Saddlebrook Resorts, Inc., a Florida corporation (incorporated by reference to Exhibit A*).

3.2	Corporate By-laws of Saddlebrook Resorts, Inc. (incorporated by reference to Exhibit B*).

4.	Declaration of Condominium, together with the following: (1) Articles of Incorporation of the Saddlebrook Association of Condominium Owners, Inc. a Florida non-profit corporation; (2) By-laws of the Saddlebrook Association of Condominium Owners, Inc., and (3) Rules and Regulations of the Saddlebrook Association of Condominium Owners, Inc. (incorporated by reference to Exhibit C*).

10.1	Management Contract between Saddlebrook Resorts, Inc. and the Saddlebrook Association of Condominium Owners, Inc.(incorporated by reference to Exhibit C*).

10.2	Saddlebrook Rental Pool and Agency Appointment Agreement. (incorporated by reference from the Registrant’s Form 10-K for the annual period ended December 31, 2003)

10.3	Saddlebrook Rental Management Agency Employment (incorporated by reference to Exhibit E*).

10.4	Form of Purchase Agreement (incorporated by reference to Exhibit H*).

10.5	Form of Deed (incorporated by reference to Exhibit I*).

10.6	Form of Bill of Sale (incorporated by reference to Exhibit J*).

10.7	Loan Agreement between the Registrant and SunTrust Bank, dated November 1, 2004 (incorporated by reference from the Registrants Form 10-Q for the quarterly period ended September 30, 2004).

10.8	Second Amended and Restated Mortgage, Security Agreement and Fixture Filing, between the Registrant and SunTrust Bank, dated November 1, 2004 (incorporated by reference from the Registrants Form 10-Q for the quarterly period ended September 30, 2004).

10.9	Promissory Note ($12 million) made by the Registrant and payable to SunTrust Bank, dated November 1, 2004 (incorporated by reference from the Registrants Form 10-Q for the quarterly period ended September 30, 2004).

10.10	Revolving Line of Credit Promissory Note ($5 million) made by the Registrant and payable to SunTrust Bank, dated November 1, 2004 (incorporated by reference from the Registrants Form 10-Q for the quarterly period ended September 30, 2004).

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

SADDLEBROOK RESORTS, INC.
(Registrant)

Date: March 30, 2005	/s/ Donald L. Allen

Donald L. Allen
Vice President and Treasurer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on March 30, 2005.

/s/ Thomas L. Dempsey	/s/ Richard Boehning

Thomas L. Dempsey	Richard Boehning
Chairman of the Board Chief Executive Officer (Principal Executive Officer)	Director and President

/s/ Gregory R. Riehle	/s/ Maureen Dempsey

Gregory R. Riehle	Maureen Dempsey
Director, Vice President and Secretary	Director, Vice President and Assistant Secretary

/s/ Diane L. Riehle

Diane L. Riehle
Director, Vice President and Assistant Secretary

Saddlebrook Resorts, Inc.
Financial Statements
December 31, 2004 and 2003

Page(s)
Saddlebrook Resorts, Inc.

Report of Independent Registered Certified Public Accountants	17

Financial Statements

Balance Sheets	18

Statements of Operations for the years ended December 31, 2004, 2003 and 2002	19

Statements of Changes in Shareholder’s Equity for the years ended December 31, 2004, 2003 and 2002	20

Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002	21

Notes to Financial Statements	22–28

Saddlebrook Rental Pool Operation

Report of Independent Registered Certified Public Accountants	29

Financial Statements

Balance Sheets	30

Statements of Operations for the years ended December 31, 2004, 2003 and 2002	31

Statements of Changes in Participants’ Fund Balance for the years ended December 31, 2004, 2003 and 2002	32

Notes to Financial Statements	33

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of Saddlebrook Resorts, Inc:

In our opinion, the accompanying balance sheets and the related statements of operations, shareholder’s equity and of cash flows present fairly, in all material respects, the financial position of Saddlebrook Resorts, Inc. at December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers, LLP
Tampa, Florida
March 31, 2005

Saddlebrook Resorts, Inc.
Balance Sheets
December 31, 2004 and 2003

	2004	2003
Assets
Current assets
Cash and cash equivalents	$723,131	$5,198,715
Escrowed cash	3,250,362	248,915
Short-term investments	375,000	300,000
Short-term escrowed investments	—	995
Trade accounts receivable, net of allowances for doubtful accounts of $31,979 and $21,659	2,300,423	1,647,259
Due from related parties	988,012	563,532
Resort inventory and supplies	1,514,533	1,340,458
Prepaid expenses and other assets	711,049	1,177,249

Total current assets	9,862,510	10,477,123
Long-term escrowed investments	399,576	399,576
Property, buildings and equipment, net	23,234,943	22,999,629
Deferred charges, net	80,946	377,926

Total assets	$33,577,975	$34,254,254

Liabilities and Shareholder’s Equity
Current liabilities
Current portion of notes payable	$829,264	$1,490,166
Escrowed deposits	3,649,938	649,486
Accounts payable	805,021	801,988
Accrued rental distribution	810,169	698,995
Accrued expenses and other liabilities	2,774,888	1,948,808
Guest deposits	1,466,485	1,380,046
Due to related parties	—	19,248

Total current liabilities	10,335,765	6,988,737
Notes payable due after one year	11,106,837	18,288,637

Total liabilities	21,442,602	25,277,374

Commitments and contingencies (Note 9)

Shareholder’s equity
Common stock, $1 par, 100,000 shares authorized, issued and outstanding	100,000	100,000
Additional paid-in capital	1,013,127	1,013,127
Retained earnings	11,022,246	7,863,753

Total shareholder’s equity	12,135,373	8,976,880

Total liabilities and shareholder’s equity	$33,577,975	$34,254,254

The accompanying notes are an integral part of these financial statements.

Saddlebrook Resorts, Inc.
Statements of Operations
For the years ended December 31, 2004, 2003 and 2002

	2004	2003	2002
Resort revenues (Note 7)	$40,224,473	$36,995,671	$38,477,655

Costs and expenses
Operating costs of resort (Note 7)	29,698,436	27,245,161	28,072,634
Sales and marketing	2,718,732	2,529,867	2,316,494
General and administrative	3,972,061	3,655,945	4,069,172
Depreciation and amortization	1,819,047	2,114,798	2,215,054

Total costs and expenses	38,208,276	35,545,771	36,673,354

Net operating income before other expenses and (income)	$2,016,197	$1,449,900	$1,804,301

Other expenses & (income)
Interest	1,690,760	1,581,937	1,680,585
Write off of debt issue costs	344,776	—	—
Litigation settlement (net)	(3,177,832)	—	—

Total other expense (income)	(1,142,296)	1,581,937	1,680,585

Net income (loss)	$3,158,493	$(132,037)	$123,716

The accompanying notes are an integral part of these financial statements.

Saddlebrook Resorts, Inc.
Statements of Changes in Shareholder’s Equity
For the years ended December 31, 2004, 2003 and 2002

				Total
	Common	Additional	Retained	shareholder's
	stock	paid-in capital	earnings	equity
Balances at December 31, 2001	$100,000	$1,013,127	$9,137,074	$10,250,201
Net income	—	—	123,716	123,716
Distributions to Parent Company			(1,265,000)	(1,265,000)

Balances at December 31, 2002	100,000	1,013,127	7,995,790	9,108,917
Net loss	—	—	(132,037)	(132,037)

Balances at December 31, 2003	100,000	1,013,127	7,863,753	8,976,880
Net income	—	—	3,158,493	3,158,493

Balances at December 31, 2004	$100,000	$1,013,127	$11,022,246	$12,135,373

The accompanying notes are an integral part of these financial statements.

Saddlebrook Resorts, Inc.
Statements of Cash Flows
For the years ended December 31, 2004, 2003 and 2002

	2004	2003	2002
Cash flows from operating activities
Net income (loss)	$3,158,493	$(132,037)	$123,716
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	1,819,048	2,114,798	2,215,054
Write off of debt issue costs	344,776	—	—
(Gain) loss on disposal of property, buildings and equipment	14,635	(10)	(2,350)
(Reverse of) additions to allowance for doubtful accounts	10,320	(33,420)	48,096
Change in assets and liabilities
(Increase) decrease in
Escrowed cash	(3,001,447)	162,479	(193,844)
Investments	(75,000)	—	—
Escrowed investments	995	(299,881)	(99,701)
Trade accounts receivable	(663,484)	(216,460)	236,305
Resort inventory and supplies	(174,075)	275,577	218,365
Prepaid expenses and other assets	466,200	(546,642)	(113,684)
Increase (decrease) in
Escrowed deposits	3,000,452	137,402	293,544
Accounts payable	3,033	175,359	(77,389)
Accrued rental distribution	111,174	(201,576)	652,879
Accrued expenses and other liabilities	826,080	230,031	(458,185)
Guest deposits	86,439	(621,044)	589,515

Net cash provided by operating activities	5,927,639	1,044,576	3,432,321

Cash flows from investing activities
Proceeds from sales of equipment	400	10	124,491
Insurance proceeds from loss of capital assets	—	—	601,498
Capital expenditures	(2,033,463)	(582,558)	(2,289,733)

Net cash used in investing activities	(2,033,063)	(582,548)	(1,563,744)

Cash flows from financing activities
Payments on notes payable	(7,842,702)	(1,379,877)	(1,311,658)
Distribution to Parent Company	—	—	(1,265,000)
Debt issue costs	(83,730)	—	—
Due (from) to related parties	(443,728)	(139,044)	239,430

Net cash used in financing activities	(8,370,160)	(1,518,921)	(2,337,228)

Net decrease in cash and cash equivalents	(4,475,584)	(1,056,893)	(468,651)
Cash and cash equivalents, beginning of year	5,198,715	6,255,608	6,724,259

Cash and cash equivalents, end of year	$723,131	$5,198,715	$6,255,608

Supplemental disclosure
Cash paid for interest	$1,690,760	$1,581,906	$1,680,585

Noncash financing and investing activities
Capital lease obligation	$69,435	$94,227	$127,003

The accompanying notes are an integral part of these financial statements.

Saddlebrook Resorts, Inc.
Notes to Financial Statements
December 31, 2004 and 2003

1. Organization and Business

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

2. Significant Accounting Policies

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

Investments
Investments held at December 31, 2004 consist of U.S. Treasury Securities and a Certificate of Deposit yielding interest ranging between 1.18% and 1.36%, which mature through June 2005. Investments are held to maturity and recorded at amortized cost, which approximates fair market value. Escrowed investments relate to Rental Pool unit owner deposits for the maintenance reserve fund.

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
December 31, 2004 and 2003

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

Deferred Charges
In connection with the Company’s debt refinancing during 2004, financing costs in the amount of approximately $84,000 were incurred and deferred. These financing costs are being amortized over five years, the life of the related debt outstanding. In addition, the Company write off approximately $345,000 of costs related to the early extinguishment of the previous debt (Note 6). Those costs have been recorded separately as “write off of debt issue costs” in the statements of operation.

Accumulated amortization amounted to approximately $2,800 and $219,000 at December 31, 2004 and 2003, respectively. Amortization expense for deferred charges amounted to approximately $36,000 and $40,000 for each of the years ended December 31, 2004 and 2003, respectively.

Resort Revenues
Resort revenues are recognized as the related service is performed and include rental revenues for condominium units owned by third parties participating in the Rental Pool. If these rental units were owned by the Company, normal costs associated with ownership such as depreciation, real estate taxes, unit maintenance and other costs would have been incurred. Instead, operating costs of resort for the years ended December 31, 2004, 2003 and 2002 include rental pool distributions to condominium unit owners approximating $4,600,000, $4,100,000 and $4,600,000, respectively.

Income Taxes
Effective February 1, 1990, the Company elected S Corporation status for federal and state income tax purposes. Taxable income and losses are ultimately passed through to the Parent Company and, accordingly, no provision for income taxes has been made in the accompanying financial statements.

Employee Benefit Plans
Effective January 1, 2001, the Company sponsors a defined contribution plan (the “Plan”), which provides retirement benefits for all eligible employees who have elected to participate. Employees must fulfill a one year service requirement to be eligible. The Company currently matches one-half of the first 2% of an employee’s contribution. Company contributions approximated $53,000, $51,000 and $52,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

Saddlebrook Resorts, Inc.
Notes to Financial Statements
December 31, 2004 and 2003

Recent Accounting Pronouncements
In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities. In December 2003, the FASB issued FIN No. 46 (Revised) (“FIN 46-R”) to address certain FIN No. 46 implementation issues and clarify the application of Accounting Research Bulletin (“ARB”) No. 51, Consolidated Financial Statements for companies that have interests in entities that are Variable Interest Entities (“VIE”), as defined under FIN No. 46. According to this interpretation, if a company has an interest in a VIE and is at risk for a majority of the VIE’s expected losses or receives a majority of the VIE’s expected gains it shall consolidate the VIE. This interpretation is effective no later than the end of the reporting period ending after March 15, 2004. The adoption of the provisions of this interpretation had no effect on the Company’s financial statements.

Reclassifications Certain prior year balances have been reclassified to conform with current year presentation.

3. Escrowed Cash

Escrowed cash, restricted as to use, as of December 31, is comprised of the following:

	2004	2003
Rental pool unit owner deposits for maintenance reserve fund held in a bank account which bears an interest rate of 1.36%	$3,223,612	$226,565
Security deposits held on long-term rentals	26,750	22,350

	$3,250,362	$248,915

4. Property, Buildings and Equipment, Net

Property, buildings and equipment as of December 31, consist of the following:

	Estimated
	Useful
	Lives	2004	2003
Land and land improvements	—	$4,859,372	$4,412,746
Buildings and recreational facilities	10 - 40	25,554,112	25,166,173
Machinery and equipment	2 - 15	14,404,035	14,081,673
Construction in progress	—	677,701	175,496

		45,495,220	43,836,088
Accumulated depreciation		(22,260,277)	(20,836,459)

		$23,234,943	$22,999,629

Substantially all property, buildings and equipment are mortgaged, pledged or otherwise subject to lien under a loan agreement (Note 7).

Depreciation expense amounted to approximately $1,783,000, $2,075,000 and $2,175,000, for the years ended December 31, 2004, 2003 and 2002, respectively.

Saddlebrook Resorts, Inc.
Notes to Financial Statements
December 31, 2004 and 2003

The Company leases equipment under an agreement which is classified as a capital lease. The equipment and obligations related to the lease are recorded at the present value of the minimum lease payments. During 2004, 2003 and 2002, the Company recorded approximately $7,000, $9,000 and $6,000, respectively, of interest expense related to the lease. Depreciation is computed on a straight-line basis over the estimated useful life of the asset. Total depreciation expense on the asset under lease was approximately $28,200, $28,000 and $39,000 for the years ended December 31, 2004, 2003 and 2002, respectively. Future minimum lease payments under this lease are payable as follows:

2005	$34,284
2006	34,284
2007	8,571

77,139
Less: amount representing interest	7,704

$69,435

The Company also leases equipment under operating leases. Some of the leases contain annual renewal options after the initial lease term. Lease expense amounted to $217,000, $295,000 and $174,000 for the years ended December 31, 2004, 2003 and 2002, respectively. Future minimum lease payments under noncancelable operating leases with initial lease terms in excess of one year are as follows:

2005	$216,395
2006	181,630
2007	58,154
2008 and thereafter	—

$456,179

Effective January 1, 2005, the Company has entered into a new equipment lease arrangement that will be classified as a capital lease. The agreement is for total payments of approximately $433,000 over a 36 month term.

5. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities as of December 31, consist of the following:

	2004	2003
Accrued payroll and related expenses	$994,450	$900,838
Accrued insurance	802,053	452,273
Other accrued expenses and liabilities	978,385	595,697

	$2,774,888	$1,948,808

Saddlebrook Resorts, Inc.
Notes to Financial Statements
December 31, 2004 and 2003

6. Notes Payable

Notes payable consist of the following:

	2004	2003
Note payable to lender, 15 year term (maturity date of July 1, 2013), 7.7% fixed interest rate, monthly ratable principal and interest payments, secured by all current and subsequently acquired real and personal property	$—	$19,684,576
Note payable to lender, 5 year term (maturity date of November 1, 2009), interest rate at 2% over the one month LIBOR index, monthly principal and interest payments, secured by all current and subsequently acquired real and personal property	11,866,666	—
Capital lease obligation	69,435	94,227
Less current portion	(829,264)	(1,490,166)

	$11,106,837	$18,288,637

On November 1, 2004, the Company refinanced $12 million of the note payable due on June 30, 2013 with a new term note with a new lender. As part of the refinancing, the Company paid the remaining principal balance due under the prior note. The new term note is due November 1, 2009, and requires monthly principal payments of $66,667, together with monthly payment of all accrued interest. The new term note bears interest at 2% over the one month LIBOR index.

The Company has the ability to obtain an additional $5 million under a line of credit facility from the same lender under the terms of the agreement subject to specific covenants until November 1, 2006.

7. Resort Revenues and Operating Costs of Resort

Resort revenues and operating costs of resort are comprised of the following:

	YEAR ENDED DECEMBER 31,
	2004	2003	2002
Resort Revenues
Room revenue subject to rental pool agreement	$11,501,652	$10,379,559	$11,514,949
Food and beverage	13,427,166	12,103,842	11,586,074
Resort facilities and other	15,295,655	14,512,270	15,376,632

	$40,224,473	$36,995,671	$38,477,655

Operating Costs of Resort
Distribution to rental pool participants	$4,607,151	$4,100,247	$4,600,163
Food and beverage	10,572,221	9,421,761	9,336,449
Resort facilities and other	14,519,064	13,723,153	14,136,022

	$29,698,436	$27,245,161	$28,072,634

Saddlebrook Resorts, Inc.
Notes to Financial Statements
December 31, 2004 and 2003

8. Related Party Transactions

Amounts due from related parties as of December 31, are comprised of the following:

	2004	2003
Saddlebrook Resort Condominium Association, Inc.	$113,199	$93,394
Saddlebrook Holdings, Inc.	386,092	128,114
Dempsey and Daughters, Inc.	413,129	258,919
Dempsey Resort Management, Inc.	13,603	53,159
Saddlebrook Properties LLC	3,616	3,254
Saddlebrook International Tennis, Inc.	29,202	—
Saddlebrook Realty, Inc.	9,771	8,507
Saddlebrook Investments, Inc.	4,093	3,138
Other	15,307	15,047

	$988,012	$563,532

Amounts due to related parties as of December 31, are comprised of the following:

	2004	2003
Saddlebrook Holdings, Inc.	$—	$—
Saddlebrook International Tennis, Inc.	—	19,248
Saddlebrook Investments, Inc.	—	—
Saddlebrook Properties LLC	—	—
Honeywell Corporation	—	—

	$—	$19,248

The Company currently funds expenditures for SHI, the Company’s parent, which are offset by dividends declared to SRI, if necessary. SHI’s expenditures include dividends to its shareholders, which are primarily income taxes related to the operations of SHI and its subsidiaries.

Saddlebrook International Tennis, Inc. (“SIT”) operates is a tennis training facility and preparatory school operating at the resort. SIT is solely owned by SHI. SIT owns 10 condominium units at the Resort, none of which participate in the Rental Pool Operation. The Company received revenue from SIT for services provided to SIT guests, which amounted to approximately $1,443,000, $1,371,000 and $2,019,000, for the years ended December 31, 2004, 2003 and 2002, respectively. In addition, the Company was reimbursed for actual expenses and other costs incurred on behalf of SIT.

Saddlebrook Investments, Inc. is a broker/dealer for sales of Saddlebrook Resort condominium units. Saddlebrook Realty, Inc. is a broker for the sale of other general real estate. These companies are solely owned by the shareholder of the Company’s parent. The Company was reimbursed for actual expenses and costs incurred on behalf of these entities.

Saddlebrook Resorts, Inc.
Notes to Financial Statements
December 31, 2004 and 2003

Dempsey and Daughters, Inc. hold certain tracts of real estate and owns 23 individual condominium units at the Resort, 9 of which participate in the Rental Pool Operation. This company is solely owned by SHI. The Company was reimbursed for actual expenses incurred on behalf of Dempsey and Daughters, Inc.

The Company performs certain accounting and property management activities on behalf of the Saddlebrook Resort Condominium Association (the “Association”) and is reimbursed for expenses paid on behalf of the Association. Expenses paid on behalf of and services provided to the Association amounted to approximately $1,382,000, $1,365,000 and $1,330,000, for the years ended December 31, 2004, 2003 and 2002, respectively.

Other related party receivables and payables consist of transactions with several other entities, along with receivables from employees for resort charges and travel advances.

9. Commitments and Contingencies

The Company is involved in litigation in the ordinary course of business. In the opinion of management, these matters are adequately covered by insurance or indemnification from other third parties and/or the effect, if any, of these claims is not material to the reported financial condition or results of operations of the Company as of December 31, 2004.

Insurance pool
The Company has pooled its risks with other resorts by forming an insurance purchasing group in which they retain an equity interest and to which they pay insurance premiums. The Company’s ownership is less than 10% and all amounts contributed as capital ($122,950 as of December 31, 2004) and the increase in equity cumulative to date ($121,629 as of December 31, 2004) were recorded as a component of Prepaid expenses and other assets. Any change in equity is reflected as a component of other income in the Statements of Operations. The Company’s investment approximates the proportionate net book value of the insurance company at December 31, 2004. The Company may withdraw from the risk pool annually at any renewal date.

10. Litigation Settlement

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

Report of Independent Registered Certified Public Accountants

To the Board of Directors of Saddlebrook
Resorts, Inc., as Operators under the Saddlebrook
Rental Pool and Agency Appointment Agreement

In our opinion, the accompanying balance sheets and the related statements of operations, and of changes in participants’ fund balance present fairly, in all material respects, the financial position of Saddlebrook Rental Pool Operation (funds created for participants who have entered into a rental pool agreement as explained in Note 1) at December 31, 2004 and 2003, and the results of its operations and the changes in participants’ fund balance for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the rental pool operator’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers, LLP
Tampa, Florida
March 31, 2005

Saddlebrook Rental Pool Operation
Balance Sheets
December 31, 2004 and 2003

	2004	2003
Distribution Fund
Assets

Receivable from Saddlebrook Resorts, Inc.	$919,360	$777,263

Liabilities and Participants’ Fund Balance
Due to participants for rental pool distribution	$751,408	$664,077
Due to maintenance escrow fund	167,952	113,186
Participants’ fund balance	—	—

	$919,360	$777,263

Maintenance Escrow Fund

Assets
Cash in bank	$3,223,612	$226,565
Investments	399,576	400,571
Receivables
Distribution fund	167,952	113,186
Interest	672	239
Owner payments	—	19,462
Prepaid expenses and other assets	25,018	274,044
Linen inventory	97,420	206,591

	$3,914,250	$1,240,658

Liabilities and Participants’ Fund Balance
Due to Saddlebrook Resorts, Inc.	$178,800	$144,575
Other	—	6,363
Participants’ fund balance	3,735,450	1,089,720

	$3,914,250	$1,240,658

The accompanying notes are an integral part of these financial statements.

Saddlebrook Rental Pool Operation
Statement of Operations
For the years ended December 31, 2004, 2003 and 2002

DISTRIBUTION FUND

	2004	2003	2002
Rental pool revenues	$11,501,652	$10,379,559	$11,514,949

Deductions
Marketing fee	862,624	778,467	863,621
Management fee	1,437,707	1,297,444	1,439,368
Travel agent commissions	513,125	414,755	543,805
Credit card expense	184,603	186,118	176,523
Bad debt expense and other	6,000	4,500	5,000

	3,004,059	2,681,284	3,028,317

Net rental income	8,497,593	7,698,275	8,486,632

Operator share of net rental income	(3,823,917)	(3,464,223)	(3,818,985)

Other revenues (expenses)
Complimentary room revenues	80,026	75,465	80,436
Minor repairs and replacements	(146,551)	(209,270)	(147,920)

Amounts available for distribution to participants and maintenance escrow fund	$4,607,151	$4,100,247	$4,600,163

The accompanying notes are an integral part of these financial statements.

Saddlebrook Rental Pool Operation
Statement of Changes in Participants’ Fund Balance
For the years ended December 31, 2004, 2003 and 2002

	2004	2003	2002
Distribution Fund
Balances, beginning of period	$—	$—	$—
Additions
Amounts available for distribution	4,607,151	4,100,247	4,600,163
Reductions
Amounts withheld for maintenance escrow fund	(783,235)	(636,024)	(781,178)
Amounts accrued or paid to participants	(3,823,916)	(3,464,223)	(3,818,985)

Balances, end of period	$—	$—	$—

Maintenance Escrow Fund
Balances, beginning of period	$1,089,720	$1,457,846	$2,460,386
Additions
Amount withheld from distribution fund	783,235	636,024	781,178
Unit owner payments	6,807,301	342,910	735,521
Interest earned	41,852	4,814	11,230
Reductions
Unit renovations	(4,381,219)	(847,730)	(2,173,624)
Refunds of excess amounts in escrow accounts	(58,775)	(44,244)	(51,070)
Maintenance charges	(310,469)	(376,206)	(220,912)
Linen amortization	(236,195)	(83,694)	(84,863)

Balances, end of period	$3,735,450	$1,089,720	$1,457,846

The accompanying notes are an integral part of these financial statements.

Saddlebrook Rental Pool Operation
Notes to Financial Statements
December 31, 2004 and 2003

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

Rental pool participants and Saddlebrook share rental revenues according to the provisions of the Agreement. Net Rental Income shared consists of rentals received less a marketing surcharge of 7.5%, a 12.5% management fee, travel agent commissions, credit card expense and provision for bad debts, if warranted. Saddlebrook receives 45% of Net Rental Income as operator of the Rental Pool. The remaining 55% of Net Rental Income, after adjustments for complimentary room revenues (ten percent of the normal unit rental price paid by Saddlebrook for promotional use of the unit) and certain minor repair and replacement charges, is available for distribution to the participants and maintenance escrow fund based upon each participant’s respective participation factor (computed using the value of a furnished unit and the number of days it was available to the pool). Quarterly, 45% of Net Rental Income is distributed to participants and 10%, as adjusted for complimentary room revenues and minor interior maintenance and replacement charges, is deposited in an escrow account until a maximum of 20% of the set value of the individual owner’s furniture package has been accumulated. Excess escrow balances are refunded to participants.

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