Form 10-Q
period 2005-03-31
SADDLEBROOK RESORTS INC
filed 2005-05-16
CIK 313151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SADDLEBROOK RESORTS, INC.

BALANCE SHEETS

	March 31,
	2005	December 31,
	(Unaudited)	2004
Assets
Current assets:
Cash and cash equivalents	$3,314,317	$723,131
Escrowed cash	326,151	3,250,362
Short-term investments	375,000	375,000
Short-term escrowed investments	—	—
Accounts receivable, net	3,850,697	2,300,423
Due from related parties	1,060,751	988,012
Inventory and supplies	1,440,295	1,514,533
Prepaid expenses and other assets	811,517	711,049

Total current assets	11,178,728	9,862,510
Long-termed escrowed investments	399,576	399,576
Property, buildings and equipment, net	23,583,572	23,234,943
Deferred charges, net	76,869	80,946

Total assets	$35,238,745	$33,577,975

Liabilities and Shareholder’s Equity
Current liabilities:
Current portion of notes payable	$800,004	$800,004
Current portion of capital leases	131,136	29,260
Escrowed deposits	725,727	3,649,938
Accounts payable	889,957	805,021
Accrued rental distribution	2,012,171	810,169
Accrued expenses and other liabilities	2,874,992	2,774,888
Guest deposits	1,124,449	1,466,485
Due to related parties	302,915	—

Total current liabilities	8,861,351	10,335,765

Notes payable due after one year	10,866,661	11,066,662
Capital lease obligations due after one year	330,935	40,175

Total liabilities	20,058,947	21,442,602

Shareholder’s equity:
Common stock, $1.00 par value, 100,000 shares authorized and outstanding	100,000	100,000
Additional paid-in capital	1,013,127	1,013,127
Accumulated earnings	14,066,671	11,022,246

Total shareholder’s equity	15,179,798	12,135,373

	$35,238,745	$33,577,975

The accompanying Notes to Financial Statements are an integral part of these financial statements

SADDLEBROOK RESORTS, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended
	March 31,
	2005	2004
Resort revenues	$14,975,203	$15,646,152

Costs and expenses:
Operating costs	9,574,313	9,431,034
Sales and marketing	726,380	762,006
General and administrative	1,034,454	965,999
Depreciation and amortization	452,401	457,656

Total costs and expenses	11,787,548	11,616,695

Net operating income before other expenses and (income)	3,187,655	4,029,457

Other expenses & (income)
Interest expense	143,230	377,955
Litigation settlement (net)	—	(3,286,051)

Total other expenses & (income)	143,230	(2,908,096)

Net income	3,044,425	6,937,553
Accumulated earnings at beginning of period	11,022,246	7,863,753

Accumulated earnings at end of period	$14,066,671	$14,801,306

The accompanying Notes to Financial Statements are an integral part of these financial statements

SADDLEBROOK RESORTS, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended
	March 31,
	2005	2004
Operating activities:
Net income	$3,044,425	$6,937,553
Non-cash items included in net income:
Provision for doubtful accounts	3,360	3,360
Depreciation and amortization	452,401	457,656
Loss on sale of assets	13,418	463
Decrease (increase) in:
Accounts receivable	(1,553,634)	(3,045,711)
Inventory and supplies	74,238	86,582
Prepaid expenses and other assets	(100,468)	338,287
Increase (decrease) in:
Accounts payable	84,936	300,823
Guest deposits	(342,036)	(93,367)
Accrued expenses and other liabilities	1,302,106	1,861,266

Cash flow provided by operating activities	2,978,746	6,846,912

Investing activities:
Proceeds from sale of asset	100	400
Capital expenditures	(378,023)	(67,591)

Cash flow used in investing activities	(377,923)	(67,191)

Financing activities:
Payments on notes payable	(200,001)	(355,305)
Payments on capital lease obligations	(39,812)	(4,363)
Net payments from related parties	230,176	298,534

Cash flow used in financing activities	(9,637)	(61,134)

Net increase in cash	2,591,186	6,718,587
Cash at beginning of period	723,131	5,198,715

Cash at end of period	$3,314,317	$11,917,302

Supplemental disclosure of cash flow information:
Cash paid for interest	143,000	378,000

Supplemental disclosure of non-cash items:
Debt assumed for capital lease	432,448	—

The accompanying Notes to Financial Statements are an integral part of these financial statements.

SADDLEBROOK RESORTS, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Note 1. Basis of Presentation

Saddlebrook Resorts, Inc. (the “Company”) developed and operates Saddlebrook Resort, which is a condominium hotel and resort located in Wesley Chapel, Florida.

The Company’s accompanying balance sheet for March 31, 2005, and its statements of operations and cash flows for the periods ended March 31, 2005 and 2004, are unaudited but reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature.

The Company’s business is seasonal. Therefore, the results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the full fiscal year.

These financial statements and related notes are presented for interim periods in accordance with the requirements of Form 10-Q and, consequently, do not include all disclosures normally provided in the Company’s Annual Report on Form 10-K. Accordingly, these financial statements and related notes should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Note 2. Accounts Receivable

	March 31,
	2005	December 31,
	(Unaudited)	2004
Trade accounts receivable	$3,886,036	$2,332,402
Less reserve for bad debts	(35,339)	(31,979)

	$3,850,697	$2,300,423

Note 3. Property, Buildings and Equipment

	March 31,
	2005	December 31,
	(Unaudited)	2004
Land and land improvements	$4,859,372	$4,859,372
Buildings and recreational facilities	25,919,545	25,554,112
Machinery and equipment	14,418,951	14,404,035
Construction in progress	559,286	677,701

	45,757,154	45,495,220
Less accumulated depreciation	(22,173,582)	(22,260,277)

	$23,583,572	$23,234,943

The Company’s property, buildings and equipment are pledged as security for its debt (see Note 5).

Note 4. Deferred Charges

	March 31,
	2005	December 31,
	(Unaudited)	2004
Debt issue costs	$83,730	$83,730
Less accumulated amortization	(6,861)	(2,784)

	$76,869	$80,946

Note 5. Notes Payable

On November 1, 2004, the Company refinanced $12 million of the previous note payable due on June 30, 2013 with a new term note with a new lender. As part of the refinancing, the Company paid the remaining principal balance due under the prior note. The new term note is due November 1, 2009, and requires monthly principal payments of $66,667, together with monthly payment of all accrued interest. The new term note bears interest at 2% over the one month LIBOR index.

The Company has the ability to obtain an additional $5 million under a line of credit facility from the same lender under the terms of the agreement subject to specific covenants until November 1, 2006.

Note 6. Related Party Receivables and Payables

Related party receivables and payables at March 31, 2005 and December 31, 2004 are the result of net intercompany transactions and cash transfers between the Company and its shareholder company and affiliated companies. There are no advances from the Company to its Directors or Officers.

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

SADDLEBROOK RENTAL POOL OPERATION

BALANCE SHEETS

DISTRIBUTION FUND

	March 31,
	2005	December 31,
	(Unaudited)	2004
Assets
Receivable from Saddlebrook Resorts, Inc.	$2,076,597	$919,360

Liabilities and Participants’ Fund Balance
Due to participants for rental pool distribution	$1,702,031	$751,408
Due to maintenance escrow fund	374,566	167,952
Participants’ fund balance	—	—

	$2,076,597	$919,360

MAINTENANCE ESCROW FUND

	March 31,
	2005	December 31,
	(Unaudited)	2004
Assets
Cash and cash equivalents	$298,001	$3,223,612
Investments	399,576	399,576
Receivables:
Distribution fund	374,566	167,952
Owner payments	633,649	—
Interest	1,911	672
Linen inventory	64,922	97,419
Prepaid expenses and other assets	50,040	25,018

	$1,822,665	$3,914,249

Liabilities and Participants’ Fund Balance
Accounts payable	$173,271	$178,800
Participants’ fund balance	1,649,394	3,735,449

	$1,822,665	$3,914,249

SADDLEBROOK RENTAL POOL OPERATION
STATEMENTS OF OPERATIONS
(Unaudited)

DISTRIBUTION FUND

	Three months ended
	March 31,
	2005	2004
Rental pool revenue	$5,094,551	$5,159,287

Deductions:
Marketing fee	382,091	386,947
Management fee	636,819	644,911
Travel agent commissions	211,901	248,877
Credit card expense	79,950	72,467
Provision for bad debts	1,500	1,500

	1,312,261	1,354,702

Net rental income	3,782,290	3,804,585
Less operator share of net rental income	(1,702,031)	(1,712,063)
Other revenues (expenses):
Complimentary room revenues	28,150	16,107
Minor repairs and replacements	(31,812)	(39,771)

Amount available for distribution	$2,076,597	$2,068,858

SADDLEBROOK RENTAL POOL OPERATION
STATEMENTS OF CHANGES IN PARTICIPANTS’ FUND BALANCES
(Unaudited)

DISTRIBUTION FUND

	Three months ended
	March 31,
	2005	2004
Balance at beginning of period	$—	$—
Additions:
Amount available for distribution	2,076,597	2,068,858
Reductions:
Amount withheld for maintenance escrow fund	(374,566)	(356,795)
Amount accrued or paid to participants	(1,702,031)	(1,712,063)

Balance at end of period	$—	$—

MAINTENANCE ESCROW FUND

	Three months ended
	March 31,
	2005	2004
Balance at beginning of period	$3,735,449	1,089,720
Additions:
Amount withheld from distribution fund	374,566	356,795
Unit owner payments	812,867	1,643,079
Interest earned	7,179	1,408
Reductions:
Escrow account refunds	(9,798)	(5,850)
Maintenance charges	(123,723)	(38,921)
Unit renovations	(3,034,442)	—
Linen replacement	(112,704)	(89,182)

Balance at end of period	$1,649,394	$2,957,049

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

Liquidity and Capital Resources

There were no significant capital additions or improvements during the three months ended March 31, 2005. The Company entered a four year lease of 140 golf carts and 23 service carts at a cost of $430,000. The Company also commenced a three year lease of computer equipment at a cost of $130,000 on April 1, 2005. Future operating costs and planned expenditures for minor capital additions and improvements are expected to be adequately funded by the Company’s and its affiliates’ current cash reserves and cash generated by resort operations. The Company’s current debt agreement also contains a commitment for an additional $5,000,000 provided the Company is in compliance with certain financial covenants. The Company’s financing from a third-party lender bears interest at 2% over the one month LIBOR index and matures on November 1, 2009.

Regarding the Company’s operation of the Rental Pool, the Company completed the renovation and upgrades of the kitchens, bathrooms and carpeting in the first quarter of 2005. Additionally, the Company’s management has commenced a project to replace and upgrade unit furniture packages and expects to complete that project during the second or third quarter of 2005. The total cost of that project is expected to be approximately $8,400,000, $6,636,000 of which had been spent as of the end of March 2005. The original estimate of $7,700,000 had to be revised due to increases in the charges for freight and installation. Once the final cost has been determined, the related billing to the condominium owners’ maintenance escrow fund accounts will occur.

Results of Operations

First quarter 2005 compared to first quarter 2004

The Company’s total revenues for the months ended March 31, 2005 decreased by approximately $671,000, or 4%, from the first quarter of the prior year. Total revenues for the Rental Pool decreased approximately $65,000, or 1%, from the same period the prior year. These decreases were primarily due to a 4% decrease in paid room nights for the condominium units that participated in the Rental Pool. The derease in paid room nights can be partially attributed to the fact that Easter occured during the first quarter of 2005 (March 27) as opposed to the second quarter (April 11). Corporate bookings are fewer during the Easter break period. The average daily room rate for the current quarter increased by approximately 4% from the average daily room rate for the same period prior year. The Company’s total resort revenues were also affected by decreased sales in its food and beverage and other areas of operations that resulted from a 5% decrease in the number of individual guests that stayed at the Resort for the current quarter when compared to the same period in the prior year.

Regarding the projection of future revenues, the trend of booking reservations for both group and social guests closer to their arrival dates instead of several months in advance continues. Although this trend makes it difficult to project future business, the Company’s management believes the occupied room nights for the remainder of the year 2005 will approximate the prior year’s level. Similarly, projections for occupied room nights in the year 2006 and subsequent fiscal periods are expected to remain at the resort’s current volume of business pending an improvement in the nation’s economy and less concern about national security.

Seasonality

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

The Company’s term note bears interest at 2% over the one month LIBOR index and matures on November 1, 2009.

Item 4. Controls and Procedures

The Company’s management, including the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures as of March 31, 2005, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2005, in timely alerting them to material information required to be included in the Company’s periodic SEC filings.

There were no significant changes in the Company’s internal controls or in other factors during the quarter ended March 31, 2005 that materially affected, or are reasonably likely to materially affect, the Company’s internal controls.

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

Item 5. Other Information

None

Item 6. Exhibits

     The following exhibits are included in this Form 10-Q:

31.1 — Chief Executive Officer Rule 15d-14(a)Certification

31.2 — Chief Financial Officer Rule 15d-14(a)Certification

32.1 — Chief Executive Officer Section 1350 Certification

32.2 — Chief Financial Officer Section 1350 Certification

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SADDLEBROOK RESORTS, INC. (Registrant)

Date: May 16, 2005	/s/ Donald L. Allen Donald L. Allen Vice President and Treasurer (Principal Financial and Accounting Officer)