Form 10-Q
period 2005-06-30
SADDLEBROOK RESORTS INC
filed 2005-08-15
CIK 313151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
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
YES  ☑           NO  ☐
Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b- 2 of the Act).
YES  ☐           NO  ☑
Registrant has 100,000 shares of common stock outstanding, all of which are held by an affiliate of the Registrant.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
SADDLEBROOK RESORTS, INC.
BALANCE SHEETS

	June 30,
	2005	December 31,
	(Unaudited)	2004
Assets
Current assets:
Cash and cash equivalents	$1,996,794	$723,131
Escrowed cash	1,254,566	3,250,362
Short-term investments	375,000	375,000
Accounts receivable, net	2,613,725	2,300,423
Due from related parties	2,856,990	988,012
Inventory and supplies	1,329,223	1,514,533
Prepaid expenses and other assets	1,001,254	711,049

Total current assets	11,427,552	9,862,510
Long-termed escrowed investments	—	399,576
Property, buildings and equipment, net	23,404,633	23,234,943
Deferred charges, net	72,792	80,946

Total assets	$34,904,977	$33,577,975

Liabilities and Shareholder’s Equity
Current liabilities:
Current portion of note payable	$800,004	$800,004
Current portion of capital leases	173,902	29,260
Escrowed deposits	1,254,566	3,649,938
Accounts payable	618,120	805,021
Accrued rental distribution	1,189,267	810,169
Accrued expenses and other liabilities	2,909,118	2,774,888
Guest deposits	940,970	1,466,485
Due to related parties	57,149	—

Total current liabilities	7,943,096	10,335,765
Note payable due after one year	10,666,660	11,066,662
Capital lease obligations due after one year	381,547	40,175

Total liabilities	18,991,303	21,442,602

Shareholder’s equity:
Common stock, $1.00 par value, 100,000 shares authorized and outstanding	100,000	100,000
Additional paid-in capital	1,013,127	1,013,127
Accumulated earnings	14,800,547	11,022,246

Total shareholder’s equity	15,913,674	12,135,373

	$34,904,977	$33,577,975

The accompanying Notes to Financial Statements are an integral part of these financial statements.

SADDLEBROOK RESORTS, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenues	$11,096,730	$9,385,541	$26,071,933	$25,031,693

Costs and expenses:
Operating costs	8,153,788	7,424,776	17,728,101	16,855,808
Sales and marketing	655,141	691,354	1,381,521	1,453,361
General and administrative	936,338	968,365	1,970,793	1,934,364
Depreciation	460,289	442,726	908,613	890,437

Total costs and expenses	10,205,556	9,527,221	21,989,028	21,133,970

Net operating income before
Other expenses and (income)	891,174	(141,680)	4,082,905	3,897,723

Other expenses & (income)
Interest expense	153,221	371,606	296,450	749,561
Amortization of debt financing costs	4,077	9,945	8,154	19,890
Litigation settlement (net)		108,219		(3,177,832)

Net income (loss)	733,876	(631,449)	3,778,301	6,306,104
Accumulated earnings at beginning of period	14,066,671	14,801,306	11,022,246	7,863,753

Accumulated earnings at end of period	$14,800,547	$14,169,857	$14,800,547	$14,169,857

The accompanying Notes to Financial Statements are an integral part of these financial statements.

SADDLEBROOK RESORTS, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended
	June 30,
	2005	2004
Operating activities:
Net income	$3,778,301	$6,306,104
Non-cash items included in net income:
Provision for doubtful accounts	6,720	6,720
Depreciation	908,613	910,327
Amortization of debt financing costs	8,154	19,890
Loss (gain) on sale of assets	16,987	463
Decrease (increase) in:
Accounts receivable	(320,022)	(592,206)
Inventory and supplies	185,310	18,613
Prepaid expenses and other assets	(290,204)	257,757
Increase (decrease) in:
Accounts payable	(186,902)	(17,890)
Accrued rental distribution	379,098	237,754
Guest deposits	(525,515)	(137,502)
Accrued expenses and other liabilities	134,230	306,180

	4,094,770	7,316,210

Investing activities:
Proceeds from sale of asset	100	400
Short term investments	—	(75,000)
Capital expenditures	(535,798)	(490,201)

	(535,698)	(564,801)

Financing activities:
Payments on notes payable	(400,002)	(728,516)
Payments on capital lease obligations	(73,578)
Net payments from (to) related parties	(1,811,829)	63,315

	(2,285,409)	(665,201)

Net increase in cash	1,273,663	6,086,208
Cash at beginning of period	723,131	5,198,715

Cash at end of period	$1,996,794	$11,284,923

Supplemental disclosure of cash flow information:
Cash paid for interest	296,450	749,561

Supplemental disclosure of non-cash items:
Debt assumed for capital lease	559,592	—

The accompanying Notes to Financial Statements are an integral part of these financial statements.

SADDLEBROOK RESORTS, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
Note 1. Basis of Presentation
Saddlebrook Resorts, Inc. (the “Company”) developed and operates Saddlebrook Resort, which is a condominium hotel and resort located in Wesley Chapel, Florida.
The Company’s accompanying balance sheet for June 30, 2005, and its statements of operations and cash flows for the periods ended June 30, 2005 and 2004, are unaudited but reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature.
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
Note 2. Accounts Receivable

	June 30,
	2005	December 31,
	(Unaudited)	2004
Trade accounts receivable	$2,652,424	$2,332,402
Less reserve for bad debts	(38,699)	(31,979)

	$2,613,725	$2,300,423

Note 3. Property, Buildings and Equipment

	June 30,
	2005	December 31,
	(Unaudited)	2004
Land and land improvements	$4,859,372	$4,859,372
Buildings and recreational facilities	26,378,736	25,554,112
Machinery and equipment	14,642,423	14,404,035
Construction in progress	112,630	677,701

	45,993,161	45,495,220
Less accumulated depreciation	(22,588,528)	(22,260,277)

	$23,404,633	$23,234,943

The Company’s property, buildings and equipment are pledged as security for its debt (see Note 5).
Note 4. Deferred Charges

	June 30,
	2005	December 31,
	(Unaudited)	2004
Debt issue costs	$83,730	$83,730
Less accumulated amortization	(10,938)	(2,784)

	$72,792	$80,946

Note 5. Note Payable
On November 1, 2004, the Company refinanced $12 million of the previous note payable due on June 30, 2013 with a new term note with a new lender. As part of the refinancing, the Company paid the remaining principal balance due under the prior note. The new term note is due November 1, 2009, and requires monthly principal payments of $66,667, together with monthly payment of all accrued interest. The new term note bears interest at 2% over the one month LIBOR index. At June 30, 2005, the outstanding balance of the note payable was $11,466,664.
The Company has the ability to obtain an additional $5 million under a line of credit facility from the same lender under the terms of the agreement subject to specific covenants until November 1, 2006.
Note 6. Related Party Receivables and Payables
Related party receivables and payables at June 30, 2005 and December 31, 2004 are the result of net intercompany transactions and cash transfers between the Company and its shareholder company and affiliated companies. There are no advances from the Company to its Directors or Officers.
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

SADDLEBROOK RENTAL POOL OPERATION
BALANCE SHEETS
DISTRIBUTION FUND

	June 30,
	2005	December 31,
	(Unaudited)	2004
Assets
Receivable from Saddlebrook Resorts, Inc.	$1,277,660	$919,360

Liabilities and Participants’ Fund Balance
Due to participants for rental pool distribution	$1,064,430	$751,408
Due to maintenance escrow fund	213,230	167,952
Participants’ fund balance	—	—

	$1,277,660	$919,360

MAINTENANCE ESCROW FUND

	June 30,
	2005	December 31,
	(Unaudited)	2004
Assets
Cash and cash equivalents	$1,223,473	$3,223,612
Investments	—	399,576
Receivables:
Distribution fund	213,230	167,952
Owner payments	—	—
Interest	12	672
Linen inventory	37,415	97,419
Prepaid expenses and other assets	79,655	25,018

	$1,553,785	$3,914,249

Liabilities and Participants’ Fund Balance
Accounts payable	$189,133	$178,800
Participants’ fund balance	1,364,652	3,735,449

	$1,553,785	$3,914,249

SADDLEBROOK RENTAL POOL OPERATION
STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Rental pool revenues	$3,150,663	$2,455,326	$8,245,214	$7,614,613

Deductions:
Marketing fee	236,300	184,149	618,391	571,096
Management fee	393,833	306,916	1,030,652	951,827
Travel agent commissions	99,736	97,236	311,637	346,113
Credit card expense	53,893	47,535	133,843	120,002
Provision for bad debts	1,500	1,500	3,000	3,000

	785,262	637,336	2,097,523	1,992,038

Net rental income	2,365,401	1,817,990	6,147,691	5,622,575
Less operator share of net rental income	(1,300,971)	(818,096)	(2,766,461)	(2,530,159)
Other revenues (expenses):
Complimentary room revenues	20,662	16,413	48,811	32,520
Minor repairs and replacements	(43,973)	(41,806)	(75,785)	(81,577)

Amount available for distribution	$1,277,660	$974,501	$3,354,256	$3,043,359

SADDLEBROOK RENTAL POOL OPERATION
STATEMENTS OF CHANGES IN PARTICIPANTS’ FUND BALANCES
(Unaudited)
DISTRIBUTION FUND

	Six months ended
	June 30,
	2005	2004
Balance at beginning of period	$—	$—

Additions:
Amount available for distribution	3,354,257	3,043,359

Reductions:
Amount withheld for maintenance escrow fund	(587,796)	(513,200)
Amount accrued or paid to participants	(2,766,461)	(2,530,159)

Balance at end of period	$—	$—

MAINTENANCE ESCROW FUND

	Six months ended
	June 30,
	2005	2004
Balance at beginning of period	$3,735,449	1,089,720

Additions:
Amount withheld from distribution fund	587,796	513,200
Unit owner payments	1,018,514	6,102,704
Interest earned	10,056	13,123

Reductions:
Escrow account refunds	(22,397)	(26,853)
Maintenance charges	(196,796)	(106,688)
Unit renovations	(3,563,904)	—
Linen replacement	(204,066)	(146,683)

Balance at end of period	$1,364,652	$7,438,523

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
Liquidity and Capital Resources
There were no significant capital additions or improvements during the three months ended June 30, 2005. The Company entered a three year lease of computer equipment at a cost of $130,000 on April 1, 2005. Future operating costs and planned expenditures for minor capital additions and improvements are expected to be adequately funded by current cash reserves and cash generated by resort operations. The Company’s current debt agreement also contains a commitment for an additional $5,000,000 provided the Company is in compliance with certain financial covenants. The Company’s financing from a third-party lender bears interest at 2% over the one month LIBOR index (5.11% at June 30, 2005) and matures on November 1, 2009.
Regarding the Company’s operation of the Rental Pool, the Company’s management has commenced a project to replace and upgrade unit furniture packages and expects to complete that project by the end of 2005. The total cost of that project is expected to be approximately $8,400,000, $7,128,000 of which has already been spent as of the end of June 2005. The original estimate of $7,700,000 was revised due to increases in the charges for freight and installation.

Results of Operations
Second quarter 2005 compared to second quarter 2004
The Company’s total revenues increased approximately $1,712,000 or about 18%, for the three months ended June 30, 2005 compared to the same period in the prior year. Total revenues for the Rental Pool increased approximately $695,000, or 28%, from the same period in the prior year. These increases were primarily due to a 26% increase in the number of paid room nights. There was no change in the average daily room rate for the condominium units that participated in the Rental Pool. Paid room nights increased 32% for the Resort’s group business and 15% for social hotel stays. The increase in group paid nights can be partially attributed to the fact that the Easter holiday occurred in the first quarter of 2005 (March 27) as opposed to the second quarter of 2004 (April 11). Corporate bookings are fewer during the Easter break period. The Company’s total resort revenues were also affected by increased sales in its food and beverage and other areas of operations that resulted from a 21% increase in the number of individual guests that stayed at the Resort for the current quarter when compared to the same period in the prior year.
First six months 2005 compared to first six months 2004
The Company’s total revenues increased approximately $1,040,000 or 4% for the first six months of 2005 compared to the same period in the prior year. Total revenues for the Rental Pool increased approximately $631,000, or 8%, from the same period in the prior year. These increases were primarily due to an 8% increase in the number of paid room nights for the condominium units that participated in the Rental Pool during the six — month period. Paid room nights increased 5% for the Resort’s group business and 25% for social hotel stays. The Company’s total resort revenues also reflected increased sales in its food and beverage and most other areas of operations that resulted from a 9% increase in the number of individual guests that stayed at the Resort for the period when compared to the first six months of 2004.
The Company’s net operating income for the current period increased approximately $185,000, which was a 4% increase from the net operating income for the first six months of 2004. This increase was primarily a result of increased revenues.
Seasonality
The Company’s operations are seasonal with the highest volume of revenues generally occurring in the first quarter of each calendar year.
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
Item 4. Controls and Procedures
The Company’s management, including the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures as of June 30, 2005, pursuant to Exchange Act Rule 15d-15. Based upon that evaluation, the Company’s Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2005, in timely alerting them to material information required to be included in the Company’s periodic SEC filings.
There were no significant changes in the Company’s internal controls over financial reporting or in other factors during the quarter ended June 30, 2005 that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.
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
Item 5. Other Information
None
Item 6. Exhibits
     The following exhibits are included in this Form 10-Q:
31.1 — Chief Executive Officer Rule 15d- 14(a) Certification
31.2 — Chief Financial Officer Rule 15d- 14(a) Certification
32.1 — Chief Executive Officer Section 1350 Certification
31.2 — Chief Financial Officer Section 1350 Certification
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SADDLEBROOK RESORTS, INC.
(Registrant)

Date: August 15, 2005	/s/ Donald L. Allen
Donald L. Allen
Vice President and Treasurer
(Principal Financial and
Accounting Officer)