Form 10-Q
period 2005-09-30
SADDLEBROOK RESORTS INC
filed 2005-11-14
CIK 313151

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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
YES ☐ NO ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☑
Registrant has 100,000 shares of common stock outstanding, all of which are held by an affiliate of the Registrant.

   PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
SADDLEBROOK RESORTS, INC.
BALANCE SHEETS

	September 30,
	2005	December 31,
	(Unaudited)	2004
Assets
Current assets:
Cash and cash equivalents	$571,703	$723,131
Escrowed cash	653,993	3,250,362
Short-term investments	375,000	375,000
Accounts receivable, net	1,280,415	2,300,423
Due from related parties	3,591,993	988,012
Inventory and supplies	1,324,490	1,514,533
Prepaid expenses and other assets	772,284	711,049

Total current assets	8,569,878	9,862,510
Long-termed escrowed investments	—	399,576
Property, buildings and equipment, net	23,287,179	23,234,943
Deferred charges, net	68,715	80,946

Total assets	$31,925,772	$33,577,975

Liabilities and Shareholder’s Equity
Current liabilities:
Current portion of note payable	$800,004	$800,004
Current portion of capital leases	176,361	29,260
Escrowed deposits	653,993	3,649,938
Accounts payable	622,103	805,021
Accrued rental distribution	606,228	810,169
Accrued expenses and other liabilities	2,590,690	2,774,888
Guest deposits	1,078,421	1,466,485

Total current liabilities	6,527,800	10,335,765
Note payable due after one year	10,466,659	11,066,662
Capital lease obligations due after one year	336,523	40,175

Total liabilities	17,330,982	21,442,602

Shareholder’s equity:
Common stock, $1.00 par value, 100,000 shares authorized and outstanding	100,000	100,000
Additional paid-in capital	1,013,127	1,013,127
Accumulated earnings	13,481,663	11,022,246

Total shareholder’s equity	14,594,790	12,135,373

	$31,925,772	$33,577,975

The accompanying Notes to Financial Statements are
an integral part of these financial statements

SADDLEBROOK RESORTS, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenues	$6,793,218	$6,258,804	$32,865,150	$31,290,496

Costs and expenses:
Operating costs	6,081,033	5,638,033	23,809,133	22,493,842
Sales and marketing	518,432	490,382	1,899,952	1,943,742
General and administrative	873,402	848,736	2,844,194	2,783,100
Depreciation	467,320	452,618	1,375,935	1,343,054

Total costs and expenses	7,940,187	7,429,769	29,929,214	28,563,738

Net operating income before
Other expenses and (income)	(1,146,969)	(1,170,965)	2,935,936	2,726,758

Other expenses & (income)
Interest expense	167,838	364,465	464,288	1,114,026
Amortization of debt financing costs	4,077	9,945	12,231	29,835
Litigation settlement (net)	—	—	—	(3,177,832)

Net income (loss)	(1,318,884)	(1,545,375)	2,459,417	4,760,729
Accumulated earnings at beginning of period	14,800,547	14,169,857	11,022,246	7,863,753

Accumulated earnings at end of period	$13,481,663	$12,624,482	$13,481,663	$12,624,482

The accompanying Notes to Financial Statements are
an integral part of these financial statements

SADDLEBROOK RESORTS, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended
	September 30,
	2005	2004
Operating activities:
Net income	$2,459,417	$4,760,729
Non-cash items included in net income:
Provision for doubtful accounts	10,080	6,960
Depreciation	1,375,935	1,343,054
Amortization of debt financing costs	12,231	29,835
Loss on sale of assets	17,360	12,958
Decrease (increase) in:
Accounts receivable	1,009,928	607,139
Inventory and supplies	190,043	26,972
Prepaid expenses and other assets	(61,235)	450,616
Increase (decrease) in:
Accounts payable	(182,918)	(75,498)
Accrued rental distribution	(203,941)	(63,762)
Guest deposits	(388,064)	(12,429)
Accrued expenses and other liabilities	(184,198)	211,349

	4,054,638	7,297,923

Investing activities:
Proceeds from sale of asset	100	400
Short term investments	—	(75,000)
Capital expenditures	(886,039)	(1,459,336)

	(885,939)	(1,533,936)

Financing activities:
Payments on notes payable	(600,003)	(1,086,699)
Payments on capital lease obligations	(116,143)	(17,805)
Net payments from (to) related parties	(2,603,981)	(361,007)

	(3,320,127)	(1,465,511)

Net decrease in cash	(151,428)	4,298,476
Cash at beginning of period	723,131	5,198,715

Cash at end of period	$571,703	$9,497,191

Supplemental disclosure of cash flow information:
Cash paid for interest	464,288	1,114,026

Supplemental disclosure of non-cash items:
Debt assumed for capital lease	559,592	—

The accompanying Notes to Financial Statements are
an integral part of these financial statements.

SADDLEBROOK RESORTS, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
Note 1. Basis of Presentation
Saddlebrook Resorts, Inc. (the “Company”) developed and operates Saddlebrook Resort, which is a condominium hotel and resort located in Wesley Chapel, Florida.
The Company’s accompanying balance sheet for September 30, 2005, and its statements of operations and cash flows for the periods ended September 30, 2005 and 2004, are unaudited but reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature.
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
Note 2. Accounts Receivable

	September 30,
	2005	December 31,
	(Unaudited)	2004
Trade accounts receivable	$1,322,474	$2,332,402
Less reserve for bad debts	(42,059)	(31,979)

	$1,280,415	$2,300,423

Note 3. Property, Buildings and Equipment

	September 30,
	2005	December 31,
	(Unaudited)	2004
Land and land improvements	$4,859,372	$4,859,372
Buildings and recreational facilities	26,525,196	25,554,112
Machinery and equipment	14,740,428	14,404,035
Construction in progress	200,682	677,701

	46,325,678	45,495,220
Less accumulated depreciation	(23,038,499)	(22,260,277)

	$23,287,179	$23,234,943

The Company’s property, buildings and equipment are pledged as security for its debt (see Note 5).
Note 4. Deferred Charges

	September 30,
	2005	December 31,
	(Unaudited)	2004
Debt issue costs	$83,730	$83,730
Less accumulated amortization	(15,015)	(2,784)

	$68,715	$80,946

Note 5. Note Payable
On November 1, 2004, the Company refinanced $12 million of the previous note payable due on June 30, 2013 with a new term note with a new lender. As part of the refinancing, the Company paid the remaining principal balance due under the prior note. The new term note is due November 1, 2009, and requires monthly principal payments of $66,667, together with monthly payment of all accrued interest. The new term note bears interest at 2% over the one month LIBOR index. At September 30, 2005, the outstanding balance of the note payable was $11,266,663.
The Company has the ability to obtain an additional $5 million under a line of credit facility from the same lender under the terms of the agreement subject to specific covenants until November 1, 2006.
Note 6. Related Party Receivables and Payables
Related party receivables and payables at September 30, 2005 and December 31, 2004 are the result of net intercompany transactions and cash transfers between the Company and its shareholder company and affiliated companies. There are no advances from the Company to its Directors or Officers.
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

SADDLEBROOK RENTAL POOL OPERATION
BALANCE SHEETS
DISTRIBUTION FUND

	September 30,
	2005	December 31,
	(Unaudited)	2004
Assets
Receivable from Saddlebrook Resorts, Inc.	$597,997	$919,360

Liabilities and Participants’ Fund Balance
Due to participants for rental pool distribution	$507,526	$751,408
Due to maintenance escrow fund	90,471	167,952
Participants’ fund balance	—	—

	$597,997	$919,360

MAINTENANCE ESCROW FUND

	September 30,
	2005	December 31,
	(Unaudited)	2004
Assets
Cash and cash equivalents	$627,670	$3,223,612
Investments	—	399,576
Receivables:
Distribution fund	90,471	167,952
Owner payments	6,344	—
Interest	12	672
Linen inventory	20,370	97,419
Prepaid expenses and other assets	81,609	25,018

	$826,476	$3,914,249

Liabilities and Participants’ Fund Balance
Accounts payable	$141,205	$178,800
Participants’ fund balance	685,271	3,735,449

	$826,476	$3,914,249

SADDLEBROOK RENTAL POOL OPERATION
STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Rental pool revenues	$1,498,900	$1,584,302	$9,744,114	$9,198,915

Deductions:
Marketing fee	112,418	118,823	730,809	689,919
Management fee	187,363	198,038	1,218,015	1,149,865
Travel agent commissions	39,727	32,936	351,364	379,049
Credit card expense	30,056	27,782	163,899	147,784
Provision for bad debts	1,500	1,500	4,500	4,500

	371,064	379,079	2,468,587	2,371,117

Net rental income	1,127,836	1,205,223	7,275,527	6,827,798
Less operator share of net rental income	(507,526)	(542,350)	(3,273,987)	(3,072,509)
Other revenues (expenses):
Complimentary room revenues	9,355	14,733	58,166	47,253
Minor repairs and replacements	(31,668)	(33,173)	(107,453)	(114,750)

Amount available for distribution	$597,997	$644,433	$3,952,253	$3,687,792

SADDLEBROOK RENTAL POOL OPERATION
STATEMENTS OF CHANGES IN PARTICIPANTS’ FUND BALANCES
(Unaudited)
DISTRIBUTION FUND

	Nine months ended
	September 30,
	2005	2004
Balance at beginning of period	$—	$—

Additions:
Amount available for distribution	3,952,253	3,687,792

Reductions:
Amount withheld for maintenance escrow fund	(678,267)	(615,283)
Amount accrued or paid to participants	(3,273,986)	(3,072,509)

Balance at end of period	$—	$—

MAINTENANCE ESCROW FUND

	Nine months ended
	September 30,
	2005	2004
Balance at beginning of period	$3,735,449	1,089,720

Additions:
Amount withheld from distribution fund	678,267	615,283
Unit owner payments	1,124,314	6,559,408
Interest earned	12,883	28,205

Reductions:
Escrow account refunds	(29,628)	(58,775)
Maintenance charges	(246,945)	(158,720)
Unit renovations	(4,341,869)	(2,649,553)
Linen replacement	(247,200)	(182,826)

Balance at end of period	$685,271	$5,242,742

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
Liquidity and Capital Resources
There were no significant capital additions or improvements during the three months ended September 30, 2005.Future operating costs and planned expenditures for minor capital additions and improvements are expected to be adequately funded by current cash reserves and cash generated by resort operations. The Company’s current debt agreement also contains a commitment for an additional $5,000,000 provided the Company is in compliance with certain financial covenants. The Company’s financing from a third-party lender bears interest at 2% over the one month LIBOR index (5.69% at September 30, 2005) and matures on November 1, 2009.
Regarding the Company’s operation of the Rental Pool, the Company’s management has commenced a project to replace and upgrade unit furniture packages and expects to complete that project by the end of 2005. The total cost of that project is expected to be approximately $8,400,000, $7,900,000 of which has already been spent as of the end of September 2005. The original estimate of $7,700,000 was revised due to increases in the charges for freight and installation. The Company is currently holding in escrow approximately $650,000 in deposits from the Rental Pool participants for the funding of these expenditures.

Results of Operations
Third quarter 2005 compared to third quarter 2004
The Company’s total revenues increased approximately $535,000 or about 9%, for the three months ended September 30, 2005 compared to the same period in the prior year. Total revenues for the Rental Pool decreased approximately $85,000, or 5%, from the same period in the prior year. The decrease in Rental Pool revenues was primarily due to a 6% decrease in the number of paid room nights. Paid room nights decreased 17% for the Resort’s social business, but were effectively unchanged for group business. The Company’s total resort revenues were affected by increased sales in its food and beverage and other areas of operations. During August and September of 2004, the State of Florida experienced an unusually high number of hurricanes. The Company and its surrounding areas were unaffected, however, the Company did experience an increase in occupancy due to serving as a staging area for a utility company and its workers who were brought into the state, and some evacuees from other areas. While the occupancy and guest numbers were increased during that period last year, those guests, for the most part, did not utilize the Company’s food and beverage and other amenities, such as golf and spa.
First nine months 2005 compared to first nine months 2004
The Company’s total revenues increased approximately $1,575,000 or 5% for the first nine months of 2005 compared to the same period in the prior year. Total revenues for the Rental Pool increased approximately $545,000, or 6%, from the same period in the prior year. These increases were primarily due to a 5% increase in the number of paid room nights for the condominium units that participated in the Rental Pool during the nine month period. Paid room nights increased 5% for the Resort’s group business and 7% for social hotel stays. The Company’s total resort revenues also reflected increased sales in its food and beverage and most other areas of operations.
The Company’s net operating income for the current period increased approximately $209,000, which was an 8% increase from the net operating income for the first nine months of 2004. This increase was primarily a result of increased revenues.
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
Item 4. Controls and Procedures
The Company’s management, including the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures as of September 30, 2005, pursuant to Exchange Act Rule 15d-15. Based upon that evaluation, the Company’s Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2005, in timely alerting them to material information required to be included in the Company’s periodic SEC filings.
There were no significant changes in the Company’s internal controls over financial reporting or in other factors during the quarter ended September 30, 2005 that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.
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
None

Item 3. Defaults Upon Senior Securities
None
Item 4. Submission of Matters to a Vote of Security Holders
None
Item 5. Other Information
None
Item 6. Exhibits
     The following exhibits are included in this Form 10-Q:
31.1	— Chief Executive Officer Rule 15d-14(a) Certification

31.2	— Chief Financial Officer Rule 15d-14(a) Certification

32.1	— Chief Executive Officer Section 1350 Certification

32.2	— Chief Financial Officer Section 1350 Certification
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SADDLEBROOK RESORTS, INC.

(Registrant)

Date: November 14, 2005	/s/ Donald L. Allen

Donald L. Allen
Vice President and Treasurer
(Principal Financial and
Accounting Officer)