Form 10-K
period 2005-12-31
SADDLEBROOK RESORTS INC
filed 2006-09-12
CIK 313151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K
(Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal period ended December 31, 2005
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. YES ☐ NO ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☐ NO ☑
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. Not applicable
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.:
Large accelerated filer ☐ Accelerated Filer☐ Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
The aggregate market value of the voting and nonvoting common equity held by non-affiliates of the Registrant as of the last business day of the Registrant’s most recently completed second fiscal quarter was zero, as all of the common equity of the Registrant is held by an affiliate of the Registrant.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: Not applicable

EXPLANATORY NOTE
On April 13, 2006, the Company filed a form 8-K with the SEC disclosing that the Company, supported by the Board of Directors, has determined that it should restate its accounting for the recognition of revenue from initiation fees related to the sale of memberships. Historically, the Company has recognized the revenue from initiation fees in the fiscal year in which the fees were received. Such revenue should be amortized over the expected life of the membership. These initiation fees have historically represented less than 1% of the Company’s total revenues. After analysis of the issue the Company determined it would be appropriate to amortize these fees over the average life of our memberships, which was calculated to be 12 years. This annual report on form 10-K for the period ending December 31, 2005 reflects such revised accounting for all years presented.
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
At December 31, 2005, there were approximately 687 persons employed by the Company. The Company’s management relationship with employees is excellent and there are no collective bargaining agreements.
Item 1A. Risk Factors
The Company is subject to operating risks common to the hotel industry which could adversely affect our results of operations.
Common hotel industry risks include (but are not limited to);
Reduction in business travel or decrease in demand for transient rooms and related lodging services resulting from a downturn in general economic conditions;
The impact of war and terrorist activity (including threatened terrorist activity) and heightened travel security measures instituted in response thereto;
Financial condition of the airline industry and the resulting impact on air travel.
Severe weather such as that experienced by Florida and the southeastern portion of the United States during 2004 and 2005 could result in depressed bookings, adversely affecting the Company’s results of operations and reducing proceeds to the participants of the Rental Pool.

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
A total of 556 condominium units are at the Resort comprised of one-, two- and three-bedroom suites. Of these condominium units, 408 are designed for hotel occupancy and located in an area called the Walking Village. The remaining 148 are slightly larger, designed for longer-termed rental, and are located in an area called the Lakeside Village. At December 31, 2005, there were 545 hotel accommodations participating in the Rental Pool. The three-bedroom condominium units become hotel accommodations as a two-bedroom suite with a separate adjoining hotel room. Some two-bedroom condominium units become hotel accommodations as a one-bedroom suite with a separate adjoining hotel room.
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

Item 6. Selected Financial Data
The following selected financial data should be read in conjunction with the financial statements and related notes in Item 8 hereof.

	Year ended December 31,
		2004	2003	2002	2001
	2005	Restated(1)	Restated(1)	Restated(1)	Restated(1)
Resort
Resort revenues	$40,674,000	$40,020,000	$36,711,000	$38,189,000	$46,884,000

Interest expense	661,000	1,727,000	1,622,000	1,721,000	1,807,000

Write off debt issue	—	345,000	—	—	—

Litigation settlement,net	—	3,178,000	—	—	—

Net income (loss)	1,221,000	3,021,000	(219,000)	65,000	3,387,000

Total assets	33,227,000	33,578,000	34,254,000	36,189,000	37,558,000

Total debt	11,067,000	11,867,000	19,685,000	21,040,000	22,294,000

Capital leases	470,000	69,000	94,000	119,000	49,000

Rental Pool
Rental Pool revenues	11,590,000	11,502,000	10,380,000	11,515,000	14,117,000

Total assets	720,000	919,000	777,000	868,000	686,000

Net income	4,672,000	4,607,000	4,100,000	4,600,000	5,659,000

Average distribution per Rental Pool participant	8,620	8,469	7,496	8,349	10,289

(1)	The selected financial data for the years 2001 through 2004 have been restated as discussed in the “Explanatory Note” in the introduction to this report.
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
Asset Impairments — The Company’s management periodically evaluates whether there has been a permanent impairment of long-lived assets, in accordance with Financial Accounting Standard (“FAS”) No. 144 — Accounting for the Impairment or Disposal of Long-Lived Assets. The Company’s management believes that the accounting estimates related to asset impairments are critical estimates for the following reasons: (1) the ongoing changes in management’s expectations regarding future utilization of assets; and (2) the impact of an impairment on reported assets and earnings could be material. During the year ended December 31, 2005 the Company’s management evaluated assets for impairment in accordance with FAS 144 and concluded that the sum of the undiscounted expected future cash flows (excluding interest charges) from its assets exceeded their then current carrying values. Accordingly, the Company did not recognize an impairment charge.
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

Liquidity and Capital Resources
During 2005 the Company spent $2,021,000 in capital improvements including completion of the installation of a new clear-span structure at a total cost of $492,000 and the enclosure of the open air pavilion at the fitness facility at a total cost of $264,000. In 2006, the Company plans to renovate the greens on the Saddlebrook golf course along with replacement of the irrigation system at an estimated cost of $1,500,000. The Company also plans a modification of an area currently containing a seldom used roadway into additional outdoor function space to be known as the Royal Palm Commons at an estimated cost of $500,000.
Future operating costs and planned expenditures for minor capital additions and improvements are expected to be adequately funded by the Company’s and its affiliates’ current cash reserves, or cash generated by the Resort’s operations. Also, the Company’s current debt agreement contains a provision for additional financing from the lender of $5,000,000, subject to specific covenants, until November 1, 2006.
The Company’s management is not aware of any environmental matters that are currently present.
The Company’s operation of the Resort is not considered to be dependent on any individual or small group of customers, the loss of which would have a material adverse effect.

Results of Operations
The following chart highlights changes in the sources of Company revenues:

	Year ended December 31,
	2005	2004	2003
Rental Pool Revenues	28%	29%	28%
Food and beverage	33	33	33
Resort facilites and other	39	38	39

	100%	100%	100%

The financial statements as of December 31, 2004 and December 31, 2003 have been restated as discussed in the “Explanatory Note” in the introduction to this report.
This restatement resulted in a decrease in Resort Revenues and Net Income of $137,000 in 2004 and $87,000 in 2003.
All financial data in the following discussion has been adjusted to reflect this change.
2005 Compared to 2004
The Company’s total revenues increased $654,000, which is an increase of 2% over the prior year. Some areas of the resort, particularly our spa and our fine dining restaurants, have benefited from an aggressive advertising campaign to attract more local and social business. Spa revenues increased 25% over the prior year, accounting for $363,000 of the total increase, while the fine dining restaurants increased $271,000, or about 9%. These increases were partially offset by a 4% decrease in overnight guests on property, which affects other areas of the resort more dependent on that business, such as Banquets and Guest Activities. Rental Pool revenues increased $88,000, or about 1%. The increase in Rental Pool revenue was partly due to a 3% increase in average room rate partially offset by a decrease of 3% in paid room nights.
The Company’s costs and expenses increased $722,000, a 2% increase over the prior year. This increase is directly related to the increase in revenues. Expenses of the Rental Pool Operation decreased $39,000, or about 2%. This was related to a decrease of about 14% in commissions paid to travel agents.
The Company’s net income for the year 2005 of $1,221,000 is a $1,800,000 decrease from the prior year. This change is directly related to the receipt in 2004 of the litigation settlement discussed in note 11 of the financial statements, along with decreased interest expense in 2005 as a result of the refinancing and partial payment of the prior debt. The Rental Pool’s increase of $65,000 in amounts available for distribution is a result of the increase in rental pool revenues.

2004 Compared to 2003
The Company’s total revenues increased approximately $3,309,000, which is an increase of 9% over the prior year. Rental Pool revenue increased $1,122,000, or about 11%. These increases were primarily due to an 11% increase in paid room nights. Revenues were also positively affected by an increase of 10% in the number of individual guests staying at the Resort.
The Company’s total costs and expenses increased $2,666,000, which is an increase of 8% over the prior year. Expenses of the Rental Pool Operation increased $323,000 or about 12%. These increases were directly related to the increase in revenues.
The Company’s net income for the year 2004 of $3,021,000 is a $3,240,000 improvement over the prior year’s net loss. This change from a net loss to a net income is the result of higher revenues along with receipt of the litigation settlement discussed in note 11 of the financial statements. The Rental Pool’s increase of $507,000 in amounts available for distribution is directly related to the increase in rental pool revenues.
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
Contractual Obligations

	Payments Due By Period
	Less than	1-3	3-5	More than
	1 year	years	years	5 years	Total

Long-term debt	$800,000	$1,600,000	$8,667,000	$0	$11,067,000
Interest on long-term debt	684,000	1,172,000	445,000	0	2,301,000
Capital lease	179,000	291,000	0	0	470,000
Interest on capital lease	21,000	15,000	0	0	36,000
Operating leases	178,000	58,000	0	0	236,000

Total	$1,862,000	$3,136,000	$9,112,000	$0	$14,110,000

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
The Company’s primary market risk exposure is to changes in interest rates as a result of its variable interest rate long term debt.
The Company’s invested cash, including investments escrowed on behalf of the condominium unit owners in the Rental Pool’s Maintenance Escrow Fund, are subject to changes in market interest rates. Otherwise, the Company does not have significant market risk with respect to foreign currency exchanges or other market rates.
Item 8. Financial Statements and Supplementary Data
The financial statements, including the Reports of Independent Registered Certified Public Accountants, for Saddlebrook Resorts, Inc. are included on pages 19 to 31 and for Saddlebrook Rental Pool Operation on pages 32 to 36. An index to the financial statements is on page 18.
Financial statement schedules have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
Item 9A. Controls and Procedures
As of December 31, 2005, the Company’s management, under the direction of its Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 15d-15. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met.
A control deficiency was identified relating to our application of Generally Accepted Accounting Principles regarding the recognition of initiation fee revenues. Specifically, the Company did not accurately recognize initiation fees in the proper periods. This control deficiency resulted in the restatement of the Company’s 2003 and 2004 annual financial statements as discussed in the “Explanatory Note” in the introduction to this report. Additionally, this control deficiency could result in a misstatement to the aforementioned account that would result in a material misstatement to our annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.
Based on this evaluation, and because of the material weakness described above, management has concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2005. Notwithstanding the material weakness described above, management believes the consolidated financial statements included in this Annual Report were prepared in accordance with Generally Accepted Accounting Principles.

Remediation Measures for Identified Material Weakness
Following the identification of the material weakness described above, we have developed control procedures designed to provide assurance that initiation fees are properly recorded in the financial statements in accordance with Generally Accepted Accounting Principles. These procedures ensure that initiation fees are identified when received and are recorded in a template designed to calculate revenue to be recognized and revenue to be deferred to future periods. We have also instituted a review process that ensures the amounts calculated in the template are appropriately included in the financial statements on an interim and annual basis.
Changes in Internal Control over Financial Reporting
There were no significant changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2005, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART III
Item 10. Directors and Executive Officers of the Registrant
The Directors and Executive Officers of the Company are as follows:

Name	Position and Background
Thomas L. Dempsey Age 79	Chairman of the Board and Chief Executive Officer of the Company for more than five years. President of the Company until November 2000. Chairman of the Board and President of Saddlebrook Holdings, Inc. for more than five years.

Eleanor Dempsey	Vice Chairman of the Board of the Company for more than five years. Director and Executive Vice President of Saddlebrook Holdings, Inc. for more than five years. Wife of Thomas Dempsey.

Richard Boehning Age 71	Director and Chief Marketing Officer. Previously, Director and President for more than five years.

Gregory R. Riehle Age 49	Director, Vice President and Secretary of the Company for more than five years. Director and Executive Vice President of Saddlebrook Holdings, Inc. for more than five years. Son-in-
law of Thomas Dempsey.

Maureen Dempsey Age 47	Director, Vice President and Assistant Secretary of the Company for more than five years. Director and Executive Vice President of Saddlebrook Holdings, Inc. for more than five
Years. Daughter of Thomas Dempsey.

Diane L. Riehle Age 45	Director, Vice President and Assistant Secretary of the Company for more than five years. Director and Executive Vice President of Saddlebrook Holdings, Inc. for more than five
Years. Daughter of Thomas Dempsey.

Donald L. Allen Age 66	Vice President and Treasurer of the Company for more than five years.

Code of Ethics
The Board of Directors of the Company has adopted a Code of Ethics that covers the Company’s principal financial officer, principal accounting officer and controller, as well as its Executive Committee. The Board did not provide for the Code to cover the Company’s principal executive officer, Mr. Thomas Dempsey, as Mr. Dempsey is the controlling shareholder of Saddlebrook Holdings, Inc., which owns all of the stock in the Company. All of the capital stock of Saddlebrook Holdings, Inc. is owned by Mr. Dempsey and trusts for the benefit of his two daughters, Maureen Dempsey and Diane L. Riehle, and their children, therefore, it is primarily for the benefit of Mr. Dempsey that the Code has been adopted.
Audit Committee Financial Expert
The Board of Directors of the Company has determined that it does not have an “audit committee financial expert,” as defined by the rules of the Securities and Exchange Commission, serving on the Board of Directors. The Board and Mr. Thomas Dempsey, the Company’s principal shareholder, believe that there is adequate financial expertise on the Board and within the senior management of the Company to serve the interests of the shareholders of Saddlebrook Holdings, Inc., which owns all of the stock of the Company, such shareholders being Mr. Dempsey and trusts for the benefit of his daughters and grandchildren.

Item 11. Executive Compensation
The following table sets forth the remuneration paid, distributed or accrued to the Company’s executive officers by the Company and its parent, Saddlebrook Holdings, Inc. consolidated, during the three years ended December 31, 2005.

	Fiscal			Other annual
Name and Principal Position	year	Salary	Bonus	compensation (1)
Thomas L. Dempsey	2005	$200,000	$—	$34,352
Chief Executive Officer	2004	200,000	150,000	32,664
	2003	200,000	—	24,484
Richard Boehning	2005	144,800	17,656	3,331
Chief Marketing Officer	2004	144,800	60,529	4,418
	2003	144,800	8,126	1,529
Gregory R. Riehle	2005	120,000	23,283	19,190
Vice President and Secretary	2004	120,000	529,015	23,472
	2003	120,000	7,000	17,915
Maureen Dempsey	2005	141,000	—	20,969
Vice President and Assistant	2004	141,000	440,000	21,301
Secretary	2003	141,000	—	21,459
Diane L. Riehle	2005	141,000	—	17,648
Vice President and Assistant	2004	141,000	—	20,037
Secretary	2003	141,000	—	14,163
Jeffery J. Clough	2005	140,000	28,656	1,851
General Manager	2004	137,529	38,765	1,925
	2003	129,800	8,126	1,523

(1)	Other Annual Compensation for 2005 consists of the following;
Vehicle Allowances
Tax Preparation Fees
Health Insurance premiums paid on behalf of greater than 2% shareholders
Group Term Life Insurance
401K Matching Contributions
The following table shows the amounts for each category received by each named executive.

			Health
Executive	Vehicle	Tax Prep.	Premium	GTL	401K Match

Thomas L. Dempsey	$21,250	$3,750	$4,408	$4,944	—
Richard Boehning	—	—	—	1,706	1,625
Gregory R. Riehle	11,959	—	5,678	—	1,553
Maureen Dempsey	14,335	2,900	3,478	256	—
Diane L. Riehle	12,888	3,350	—	—	1,410
Jeffery J. Clough	—	—	—	164	1,687

Item 12. Security Ownership of Certain Beneficial Owners and Management
All of the outstanding shares of the Company’s capital stock are owned by Saddlebrook Holdings, Inc. All of the capital stock of Saddlebrook Holdings, Inc. is owned by Thomas L. Dempsey and trusts for the benefit of his two daughters, Maureen Dempsey and Diane L. Riehle, and their children. Thomas L. Dempsey is the controlling shareholder of Saddlebrook Holdings, Inc.
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
Saddlebrook International Tennis, Inc. (“SIT”) operates a tennis training facility and preparatory school at the Resort and is solely owned by SHI. SIT owns 10 condominium units at the Resort, two of which participate in the Rental Pool Operation. The Company receives revenue for services provided to SIT’s guests. In addition, the Company is reimbursed for actual expenses and other costs incurred on behalf of SIT.
Saddlebrook Investments, Inc. is a broker/dealer for the Resort’s condominium units. Saddlebrook Realty, Inc. is a broker for sales of other general real estate in the area. Both companies are owned by Thomas L. Dempsey. These companies collectively operate an on-site real estate office at the Resort and the Company is reimbursed for actual expenses and other costs incurred on their behalf.
Dempsey and Daughters, Inc. hold certain tracts of real estate and owns 24 individual condominium units at the Resort, 10 of which participate in the Rental Pool Operation. This company is solely owned by SHI. The Company is reimbursed for actual expenses and other costs incurred on behalf of this company.
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

Item 14. Principal Accounting Fees and Services
PricewaterhouseCoopers LLP served as the Company’s independent registered certified public accounting firm for the fiscal year ended December 31, 2005.
The following fees were paid to PricewaterhouseCoopers LLP for services rendered during the Company’s last two fiscal years:
Audit Fees: $128,000 and $124,275 for the fiscal years ended December 31, 2005 and 2004, respectively, for professional services rendered for the audit of the Company’s annual financial statements, review of financial statements included in its Forms 10-Q and services that are normally provided by the auditors in connection with statutory and regulatory filings or engagements for those fiscal years.
Audit-Related Fees: None
Tax Fees: $15,961 and $14,150 for the fiscal years ended December 31, 2005 and 2004, respectively, for tax compliance, tax advice and tax planning services.
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

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)	Financial statements and schedules required to be filed are listed in Item 8 of this Form 10-K.

(b)	Exhibits:
3.1	Articles of Incorporation of Saddlebrook Resorts, Inc., a Florida corporation (incorporated by reference to Exhibit A*).

3.2	Corporate By-laws of Saddlebrook Resorts, Inc. (incorporated by reference to Exhibit B*).

4.	Declaration of Condominium, together with the following:
(1) Articles of Incorporation of the Saddlebrook Association of Condominium Owners, Inc. a Florida non-profit corporation;
(2) By-laws of the Saddlebrook Association of Condominium Owners, Inc., and (3) Rules and Regulations of the Saddlebrook Association of Condominium Owners, Inc. (incorporated by reference to Exhibit C*).

10.1	Management Contract between Saddlebrook Resorts, Inc. and the Saddlebrook Association of Condominium Owners, Inc.(incorporated by reference to Exhibit C*).

10.2	Saddlebrook Rental Pool and Agency Appointment Agreement. (incorporated by reference to Registrant’s Form 10-K for the annual period ended December 31, 2003)

10.3	Saddlebrook Rental Management Agency Employment (incorporated by reference to Exhibit E*).

10.4	Form of Purchase Agreement (incorporated by reference to Exhibit H*).

10.5	Form of Deed (incorporated by reference to Exhibit I*).

10.6	Form of Bill of Sale (incorporated by reference to Exhibit J*).

10.7	Loan Agreement between the Registrant and SunTrust Bank, dated November 1, 2004 (incorporated by reference from the Registrants Form 10-Q for the quarterly period ended September 30, 2004).

10.8	Second Amended and Restated Mortgage, Security Agreement and Fixture Filing, between the Registrant and SunTrust Bank, dated November 1, 2004 (incorporated by reference to Registrants Form 10-Q for the quarterly period ended September 30, 2004).

10.9	Promissory Note ($12 million) made by the Registrant and payable to SunTrust Bank, dated November 1, 2004 (incorporated by reference to Registrants Form 10-Q for the quarterly period ended September 30, 2004).

10.10	Revolving Line of Credit Promissory Note ($5 million) made by the Registrant and payable to SunTrust Bank, dated November 1, 2004 (incorporated by reference to Registrants Form 10-Q for the quarterly period ended September 30, 2004).

14.1	Code of Ethics

31.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Identification of exhibit incorporated by reference from the Registration Statement No. 2-65481 previously filed by Registrant, effective December 28, 1979.
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SADDLEBROOK RESORTS, INC. (Registrant)
Date: September 12, 2006	/s/ Donald L. Allen
Donald L. Allen
Vice President and Treasurer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on August 15, 2006.

/s/ Thomas L. Dempsey	/s/ Richard Boehning

Thomas L. Dempsey Chairman of the Board Chief Executive Officer (Principal Executive Officer)	Richard Boehning Director and President

/s/ Gregory R. Riehle	/s/ Maureen Dempsey

Gregory R. Riehle Director, Vice President and Secretary	Maureen Dempsey Director, Vice President and Assistant Secretary

/s/ Diane L. Riehle Diane L. Riehle Director, Vice President and Assistant Secretary

Saddlebrook Resorts, Inc.
Index
December 31, 2005 and 2004

*	As Restated. See Note 2 to the Financial Statements.

Report of Independent Registered Certified Public Accounting Firm
To the Board of Directors and Shareholder of Saddlebrook Resorts, Inc.
In our opinion, the accompanying balance sheets and the related statements of operations, of changes in shareholder’s equity and of cash flows present fairly, in all material respects, the financial position of Saddlebrook Resorts, Inc. (the “Company”) at December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
As discussed in Note 2, the Company has restated its financial statements for the years ended December 31, 2004 and 2003.
September 11, 2006

Saddlebrook Resorts, Inc.
Balance Sheets
December 31, 2005 and 2004

	2005	2004
		(Restated)
Assets
Current assets
Cash and cash equivalents	$1,030,283	$723,131
Escrowed cash	468,956	3,250,362
Short-term investments	375,000	375,000
Trade accounts receivable, net of allowances for doubtful accounts of $45,419 and $31,979	2,514,867	2,300,423
Due from related parties	3,235,465	988,012
Resort inventory and supplies	1,381,747	1,514,533
Prepaid expenses and other assets	777,460	711,049

Total current assets	9,783,778	9,862,510
Long-term escrowed investments	—	399,576
Property, buildings and equipment, net	23,378,224	23,234,943
Deferred charges, net	64,638	80,946

Total assets	$33,226,640	$33,577,975

Liabilities and Shareholder’s Equity
Current liabilities
Current portion of notes payable	$800,004	$800,004
Current portion of capital leases	178,854	29,260
Escrowed deposits	468,956	3,649,938
Accounts payable	1,091,700	805,021
Accrued rental distribution	767,165	810,169
Accrued expenses and other liabilities	2,326,927	2,304,836
Current portion of deferred income	714,587	691,732
Guest deposits	1,245,190	1,466,485
Due to related parties	1,675,965	—

Total current liabilities	9,269,348	10,557,445
Notes payable due after one year	10,266,658	11,066,662
Capital lease obligations due after one year	290,863	40,175
Long-term portion of deferred income	1,618,060	1,352,654

Total liabilities	21,444,929	23,016,936

Commitments and contingencies (Note 9)

Shareholder’s equity
Common stock, $1 par, 100,000 shares authorized, issued and outstanding	100,000	100,000
Additional paid-in capital	1,013,127	1,013,127
Retained earnings	10,668,584	9,447,912

Total shareholder’s equity	11,781,711	10,561,039

Total liabilities and shareholder’s equity	$33,226,640	$33,577,975

The accompanying notes are an integral part of these financial statements.

Saddlebrook Resorts, Inc.
Statements of Operations
Years ended December 31, 2005, 2004 and 2003

	2005	2004	2003
		(Restated)	(Restated)

Resort revenues (Note 8)	$40,673,774	$40,020,142	$36,710,516

Costs and expenses
Operating costs of resort (Note 8)	30,693,354	29,698,436	27,245,161
Sales and marketing	2,581,581	2,718,732	2,529,867
General and administrative	3,814,695	3,972,061	3,655,935
Depreciation	1,804,948	1,783,114	2,075,018

Total costs and expenses	38,894,578	38,172,343	35,505,981

Operating income before other expenses and (income)	1,779,196	1,847,799	1,204,535

Other expenses and (income)
Interest income	(50,584)	(102,943)	(72,737)
Other (income) expense	(52,129)	36,055	(125,052)
Interest expense	661,237	1,726,693	1,621,717
Write off of debt issue costs	—	344,776	—
Litigation settlement (net)	—	(3,177,832)	—

Total other expense (income)	558,524	(1,173,251)	1,423,928

Net income (loss)	$1,220,672	$3,021,050	$(219,393)

The accompanying notes are an integral part of these financial statements.

Saddlebrook Resorts, Inc.
Statements of Changes in Shareholder’s Equity
Years ended December 31, 2005, 2004 and 2003

		Additional		Total
	Common	Paid-In	Retained	Shareholder’s
	Stock	Capital	Earnings	Equity

Balances at December 31, 2002 (restated)	$100,000	$1,013,127	$6,646,255	$7,759,382
Net loss (restated)	—	—	(219,393)	(219,393)

Balances at December 31, 2003 (restated)	100,000	1,013,127	6,426,862	7,539,989
Net income (restated)	—	—	3,021,050	3,021,050

Balances at December 31, 2004 (restated)	100,000	1,013,127	9,447,912	10,561,039
Net income	—	—	1,220,672	1,220,672

Balances at December 31, 2005	$100,000	$1,013,127	$10,668,584	$11,781,711

The accompanying notes are an integral part of these financial statements.

Saddlebrook Resorts, Inc.
Statements of Cash Flows
Years ended December 31, 2005, 2004 and 2003

	2005	2004	2003
		(Restated)	(Restated)
Cash flows from operating activities
Net income (loss)	$1,220,672	$3,021,050	$(219,393)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	1,821,256	1,819,047	2,114,798
Write off of debt issue costs	—	344,776	—
(Gain) loss on disposal of property, buildings and equipment	(67,791)	14,635	(10)
(Reverse of) additions to allowance for doubtful accounts	13,440	10,320	(33,420)
Change in assets and liabilities
(Increase) decrease in
Escrowed cash	2,781,406	(3,001,447)	162,479
Escrowed investments	399,576	995	(299,881)
Trade accounts receivable	(227,884)	(663,484)	(216,460)
Resort inventory and supplies	132,786	(174,075)	275,577
Prepaid expenses and other assets	(66,411)	466,200	(546,642)
Increase (decrease) in
Escrowed deposits	(3,180,982)	3,000,452	137,402
Accounts payable	286,679	3,033	175,359
Accrued rental distribution	(43,004)	111,174	(201,576)
Accrued expenses and other liabilities	22,091	735,169	207,374
Deferred income	288,261	228,354	110,013
Guest deposits	(221,295)	86,439	(621,044)

Net cash provided by operating activities	3,158,800	6,002,638	1,044,576

Cash flows from investing activities
Proceeds from sales of equipment	140,100	400	10
Capital expenditures	(2,020,538)	(2,033,463)	(582,558)
Investments	—	(75,000)	—

Net cash used in investing activities	(1,880,438)	(2,108,063)	(582,548)

Cash flows from financing activities
Proceeds from notes payable	—	17,000,000	—
Payments on notes payable	(800,004)	(24,817,910)	(1,354,963)
Proceeds from capital leases	559,592	—	—
Payments on capital leases	(159,310)	(24,792)	(24,914)
Debt issue costs	—	(83,729)	—
Due (from) to related parties	(571,488)	(443,728)	(139,044)

Net cash used in financing activities	(971,210)	(8,370,159)	(1,518,921)

Net increase (decrease) in cash and cash equivalents	307,152	(4,475,584)	(1,056,893)
Cash and cash equivalents
Beginning of year	723,131	5,198,715	6,255,608

End of year	$1,030,283	$723,131	$5,198,715

Supplemental disclosure
Cash paid for interest	$644,929	$1,690,760	$1,581,906
Noncash financing and investing activities
Capital lease obligation	$469,717	$69,435	$94,227
The accompanying notes are an integral part of these financial statements.

Saddlebrook Resorts, Inc.
Notes to Financial Statements
December 31, 2005 and 2004

1.	Organization and Business

Saddlebrook Resorts, Inc. (the “Company”), a wholly-owned subsidiary of Saddlebrook Holdings, Inc. (“SHI” or the “Parent Company”), was incorporated in the State of Florida in June 1979 at which time it purchased a golf course and tennis complex, as well as certain undeveloped land, located in Pasco County, Florida, which was developed as a resort-condominium and residential homes project. Property improvements for the resort include condominiums, of which most were sold to outside parties. The majority of the condominium units sold are provided as hotel accommodations by their owners under a Rental Pool and Agency Appointment Agreement (the “Rental Pool”). Other resort facilities include two 18-hole golf courses, 45 tennis courts, three swimming pools, three restaurants, a convention facility with approximately 82,000 square feet of meeting and function space, a health spa, a fitness center, shops and other facilities necessary for the operation of a resort.

2.	Restatements

In these financial statements, the Company revised it accounting for the recognition of revenue from nonrefundable initiation fees related to the sale of memberships. Under the appropriate accounting method, the Company will recognize revenue over the average life of our memberships, which was calculated to be 12 years. Historically, the Company had recognized the revenue from initiation fees in the fiscal year in which the fees were received.

The total impact of the restatement included in this filing as compared to the previously reported financial statements is summarized below (only line items that were impacted are presented):

Balance Sheet

	2004		2003
	Previously	As	Previously	As
	Reported	Restated	Reported	Restated

Current portion of deferred income	$470,052	$691,732	$379,141	$581,427
Short-term liabilities	10,335,765	10,557,445	6,988,737	7,191,023
Long-term portion of deferred income	—	1,352,654	—	1,234,605
Total liabilities	21,442,602	23,016,936	25,277,374	26,714,265
Retained earnings	11,022,246	9,447,912	7,863,753	6,426,862
Shareholder’s equity	12,135,373	10,561,039	8,976,880	7,539,989
Income Statement

	2004		2003
	Previously	As	Previously	As
	Reported	Restated	Reported	Restated

Resort revenues	$40,157,585	$40,020,142	$36,797,872	$36,710,516
Operating income before other expenses and (income)	1,985,242	1,847,799	1,291,891	1,204,535
Net income (loss)	3,158,493	3,021,050	(132,037)	(219,393)

Saddlebrook Resorts, Inc.
Notes to Financial Statements
December 31, 2005 and 2004

Cash Flow Statement

	2004		2003
	Previously	As	Previously	As
	Reported	Restated	Reported	Restated

Net income (loss)	$3,158,493	$3,021,050	$(132,037)	$(219,393)
Deferred income	90,911	228,354	22,657	110,013
3.	Significant Accounting Policies

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

Escrowed Cash and Escrowed Investments

Escrowed cash and escrowed investments relate to Rental Pool unit owner deposits for the maintenance reserve fund. Interest earned on these deposits is retained by the Rental Pool.

Investments

Investments held at December 31, 2005 consist of a Certificate of Deposit yielding interest at 2.96%, which matures in May 2006. Investments are held to maturity and recorded at amortized cost, which approximates fair market value.

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
December 31, 2005 and 2004

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

Deferred Charges
In connection with the Company’s debt refinancing during 2004, financing costs in the amount of approximately $84,000 were incurred and deferred. These financing costs are being amortized over five years, the life of the related debt outstanding. In addition, the Company wrote-off approximately $345,000 of costs related to the early extinguishment of the previous debt (Note 6). Those costs have been recorded separately as “write off of debt issue costs” in the Statements of Operations.

Accumulated amortization amounted to approximately $19,100 and $2,800 at December 31, 2005 and 2004, respectively. Amortization expense for deferred charges amounted to approximately $16,300 and $36,000 for each of the years ended December 31, 2005 and 2004, respectively, and is included in interest expense line item of the Statements of Operations.

Deferred Income
Deferred income includes deferred liabilities related to the sale of gift certificates, prepaid dues, and deferred income of membership initiation fees (as described in Note 2). Revenue from gift certificates is recorded when the certificate is redeemed. Revenue from dues is recorded over the annual membership period, and the deferred membership initiation fees are recognized over the historical average life of a membership which approximates 12 years.

Resort Revenues
Resort revenues are recognized as the related service is performed and include rental revenues for condominium units owned by third parties participating in the Rental Pool. If these rental units were owned by the Company, normal costs associated with ownership such as depreciation, real estate taxes, unit maintenance and other costs would have been incurred. Instead, operating costs of resort for the years ended December 31, 2005, 2004 and 2003 include rental pool distributions to condominium unit owners approximating $4,700,000, $4,600,000 and $4,100,000, respectively.

Income Taxes
Effective February 1, 1990, the Company elected S Corporation status for federal and state income tax purposes. Taxable income and losses are ultimately passed through to the Parent Company and, accordingly, no provision for income taxes has been made in the accompanying financial statements.

Saddlebrook Resorts, Inc.
Notes to Financial Statements
December 31, 2005 and 2004

Employee Benefit Plans
Effective January 1, 2001, the Company sponsors a defined contribution plan (the “Plan”), which provides retirement benefits for all eligible employees who have elected to participate. Employees must fulfill a one year service requirement to be eligible. The Company currently matches one-half of the first 2% of an employee’s contribution. Company contributions approximated $55,000, $53,000 and $51,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

Reclassifications Certain prior year balances have been reclassified to conform with current year presentation.
4.	Escrowed Cash

Escrowed cash, restricted as to use, as of December 31, is comprised of the following:

	2005	2004

Rental pool unit owner deposits for maintenance reserve fund held in a bank account which bears an interest rate of 1.36%	$441,433	$3,223,612
Security deposits held on long-term rentals	27,523	26,750

	$468,956	$3,250,362

5.	Property, Buildings and Equipment, Net

Property, buildings and equipment as of December 31, consist of the following:

	Estimated
	Useful
	Lives	2005	2004

Land and land improvements		$4,859,372	$4,859,372
Buildings and recreational facilities	10-40	26,597,059	25,554,112
Machinery and equipment	5-15	14,942,049	14,404,035
Construction in progress		441,875	677,701

		46,840,355	45,495,220
Accumulated depreciation		(23,462,131)	(22,260,277)

		$23,378,224	$23,234,943

Substantially all property, buildings and equipment are mortgaged, pledged or otherwise subject to lien under a loan agreement (Note 7).

Saddlebrook Resorts, Inc.
Notes to Financial Statements
December 31, 2005 and 2004

The Company leases equipment under agreements which are classified as capital leases. The equipment and obligations related to the lease are recorded at the present value of the minimum lease payments. During 2005, 2004 and 2003, the Company recorded approximately $28,000, $7,000 and $9,000, respectively, of interest expense related to the leases. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets. Total depreciation expense on the assets under lease was approximately $129,100, $28,200 and $28,000 or the years ended December 31, 2005, 2004 and 2003, respectively. Future minimum lease payments under these leases are payable as follows:

2006	$199,375
2007	173,906
2008	131,194

504,475
Less: Amount representing interest	34,758

$469,717

The Company also leases equipment under operating leases. Some of the leases contain annual renewal options after the initial lease term. Lease expense amounted to $249,000, $217,000 and $295,000 for the years ended December 31, 2005, 2004 and 2003, respectively. Future minimum lease payments under noncancelable operating leases with initial lease terms in excess of one year are as follows:

2006	$177,820
2007	58,154
2008	—
2009 and thereafter	—

$235,974

6.	Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities as of December 31, consist of the following:

	2005	2004

Accrued payroll and related expenses	$1,125,312	$994,450
Accrued insurance	974,532	802,053
Other accrued expenses and liabilities	227,083	508,333

	$2,326,927	$2,304,836

Saddlebrook Resorts, Inc.
Notes to Financial Statements
December 31, 2005 and 2004

7.	Notes Payable
Notes payable consist of the following:

	2005	2004

Note payable to lender, 5 year term (maturity date of November 1, 2009), interest rate at 2% over the one month LIBOR index, monthly principal and interest payments, collateralized by all current and subsequently acquired real and personal property	$11,066,662	$11,866,666
Capital lease obligation	469,717	69,435
Less: Current portion	(978,858)	(829,264)

	$10,557,521	$11,106,837

On November 1, 2004, the Company refinanced the $12 million note payable due on June 30, 2013 with a new term note and a $5 million line of credit with a new lender. As part of the refinancing, the Company paid the remaining principal balance due under the prior note. The new $12 million term note is due November 1, 2009, and requires monthly principal payments of $66,667, together with monthly payment of all accrued interest. The new term note bears interest at 2% over the one month LIBOR index. The one month LIBOR index rate as of December 31, 2005 was 4.39%. Annual principal payments of $800,004 are required for the next three years as well as a payment of $8,666,650 in 2009.

The Company has the ability to obtain an additional $5 million under a line of credit facility from the same lender under the terms of the agreement subject to specific covenants until November 1, 2006. There was no balance outstanding under the line as of December 31, 2005.
8.	Resort Revenues and Operating Costs of Resort

Resort revenues and operating costs of resort are comprised of the following:

	Year Ended December 31,
	2005	2004	2003
		(Restated)	(Restated)
Resort Revenues
Room revenue subject to rental pool agreement	$11,589,794	$11,501,652	$10,379,559
Food and beverage	13,451,252	13,427,166	12,103,842
Resort facilities and other	15,632,728	15,091,324	14,227,115

	$40,673,774	$40,020,142	$36,710,516

Operating Costs of Resort
Distribution to rental pool participants	$4,672,047	$4,607,151	$4,100,247
Food and beverage	11,070,251	10,572,221	9,421,761
Resort facilities and other	14,951,056	14,519,064	13,723,153

	$30,693,354	$29,698,436	$27,245,161

Saddlebrook Resorts, Inc.
Notes to Financial Statements
December 31, 2005 and 2004

9.	Related Party Transactions

Amounts due from related parties as of December 31, are comprised of the following:

	2005	2004

Saddlebrook Resort Condominium Association, Inc.	$75,026	$113,199
Saddlebrook Holdings, Inc.	2,586,962	386,092
Dempsey and Daughters, Inc.	532,195	413,129
Dempsey Resort Management, Inc.	3,192	13,603
Saddlebrook Properties LLC	3,666	3,616
Saddlebrook International Tennis, Inc.	—	29,202
Saddlebrook Realty, Inc.	12,439	9,771
Saddlebrook Investments, Inc.	4,271	4,093
Other	17,714	15,307

	$3,235,465	$988,012

Amounts due to related parties as of December 31, are comprised of the following:

	2005	2004

Saddlebrook International Tennis, Inc.	$1,675,965	$—

The Company currently funds expenditures for SHI, the Company’s parent. SHI’s expenditures include dividends to its shareholders, which are primarily income taxes related to the operations of SHI and its subsidiaries.

Saddlebrook International Tennis, Inc. (“SIT”) operates is a tennis training facility and preparatory school operating at the resort. SIT is solely owned by SHI. SIT owns 10 condominium units at the Resort, two of which participate in the Rental Pool Operation. The Company received revenue from SIT for services provided to SIT guests, which amounted to approximately $1,579,000, $1,443,000 and $1,371,000, for the years ended December 31, 2005, 2004 and 2003, respectively. In addition, the Company was reimbursed for actual expenses and other costs incurred on behalf of SIT.

Saddlebrook Investments, Inc. is a broker/dealer for sales of Saddlebrook Resort condominium units. Saddlebrook Realty, Inc. is a broker for the sale of other general real estate. These companies are solely owned by the shareholder of the Company’s parent. The Company was reimbursed for actual expenses and costs incurred on behalf of these entities.

Dempsey and Daughters, Inc. hold certain tracts of real estate and own 24 individual condominium units at the Resort, 10 of which participate in the Rental Pool Operation. This company is solely owned by SHI. The Company was reimbursed for actual expenses incurred on behalf of Dempsey and Daughters, Inc.

Saddlebrook Resorts, Inc.
Notes to Financial Statements
December 31, 2005 and 2004

The Company performs certain accounting and property management activities on behalf of the Saddlebrook Resort Condominium Association (the “Association”) and is reimbursed for expenses paid on behalf of the Association. Expenses paid on behalf of and services provided to the Association amounted to approximately $1,504,000, $1,382,000 and $1,365,000, for the years ended December 31, 2005, 2004 and 2003, respectively.

Other related party receivables and payables consist of transactions with several other entities, along with receivables from employees for resort charges and travel advances.

10.	Commitments and Contingencies

The Company is involved in litigation in the ordinary course of business. In the opinion of management, these matters are adequately covered by insurance or indemnification from other third parties and/or the effect, if any, of these claims is not material to the reported financial condition or results of operations of the Company as of December 31, 2005.

Insurance pool

The Company has pooled its risks with other resorts by forming an insurance purchasing group in which they retain an equity interest and to which they pay insurance premiums. The Company’s ownership is less than 10% and all amounts contributed as capital ($122,950 as of December 31, 2005) and the increase in equity cumulative to date ($147,121 as of December 31, 2005) were recorded as a component of prepaid expenses and other assets. Any change in equity is reflected as a component of other income in the Statements of Operations. The Company’s investment approximates the proportionate net book value of the insurance company at December 31, 2005. The Company may withdraw from the risk pool annually at any renewal date.

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

Report of Independent Registered Certified Public Accounting Firm
To the Board of Directors of Saddlebrook
Resorts, Inc., as Operators under the Saddlebrook
Rental Pool and Agency Appointment Agreement
In our opinion, the accompanying balance sheets and the related statements of operations, and of changes in participants’ fund balance present fairly, in all material respects, the financial position of Saddlebrook Rental Pool Operation (funds created for participants who have entered into a rental pool agreement as explained in Note 1) at December 31, 2005 and 2004, and the results of its operations and the changes in participants’ fund balance for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the rental pool operator’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
September 11, 2006

Saddlebrook Rental Pool Operation
Balance Sheets
December 31, 2005 and 2004

	2005	2004

Distribution Fund
Assets
Receivable from Saddlebrook Resorts, Inc.	$719,793	$919,360

Liabilities and Participants’ Fund Balance
Due to participants for rental pool distribution	$607,008	$751,408
Due to maintenance escrow fund	112,785	167,952
Participants’ fund balance	—	—

	$719,793	$919,360

Maintenance Escrow Fund
Assets
Cash in bank	$441,433	$3,223,612
Investments	—	399,576
Receivables
Distribution fund	112,785	167,952
Interest	—	672
Owner payments	31,108	—
Prepaid expenses and other assets	16,186	25,018
Linen inventory	26,498	97,420

	$628,010	$3,914,250

Liabilities and Participants’ Fund Balance
Due to Saddlebrook Resorts, Inc.	$50,908	$178,800
Other	10,652	—
Participants’ fund balance	566,450	3,735,450

	$628,010	$3,914,250

The accompanying notes are an integral part of these financial statements.

Saddlebrook Rental Pool Operation
Statements of Operations
Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003
Distribution Fund
Rental pool revenues	$11,589,794	$11,501,652	$10,379,559

Deductions
Marketing fee	869,235	862,624	778,467
Management fee	1,448,724	1,437,707	1,297,444
Travel agent commissions	445,167	513,125	414,755
Credit card expense	196,234	184,603	186,118
Bad debt expense and other	6,000	6,000	4,500

	2,965,360	3,004,059	2,681,284

Net rental income	8,624,434	8,497,593	7,698,275
Operator share of net rental income	(3,880,995)	(3,823,917)	(3,464,223)
Other revenues (expenses)
Complimentary room revenues	73,450	80,026	75,465
Minor repairs and replacements	(144,842)	(146,551)	(209,270)

Amounts available for distribution to participants and maintenance escrow fund	$4,672,047	$4,607,151	$4,100,247

The accompanying notes are an integral part of these financial statements.

Saddlebrook Rental Pool Operation
Statements of Changes in Participants’ Fund Balance
Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003
Distribution Fund
Balances, beginning of period	$—	$—	$—
Additions
Amounts available for distribution	4,672,047	4,607,151	4,100,247
Reductions
Amounts withheld for maintenance escrow fund	(791,052)	(783,235)	(636,024)
Amounts accrued or paid to participants	(3,880,995)	(3,823,916)	(3,464,223)

Balances, end of period	$—	$—	$—

Maintenance Escrow Fund
Balances, beginning of period	$3,735,450	$1,089,720	$1,457,846
Additions
Amount withheld from distribution fund	791,052	783,235	636,024
Unit owner payments	1,207,780	6,807,301	342,910
Interest earned	15,357	41,852	4,814
Reductions
Unit renovations	(4,595,843)	(4,381,219)	(847,730)
Refunds of excess amounts in escrow accounts	(38,612)	(58,775)	(44,244)
Maintenance charges	(303,988)	(310,469)	(376,206)
Linen amortization	(244,746)	(236,195)	(83,694)

Balances, end of period	$566,450	$3,735,450	$1,089,720

The accompanying notes are an integral part of these financial statements.

Saddlebrook Rental Pool Operation
Notes to Financial Statements
December 31, 2005 and 2004

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