Form 10-Q
period 2006-03-31
SADDLEBROOK RESORTS INC
filed 2007-03-19
CIK 313151

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑       NO ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐       NO ☑
Registrant has 100,000 shares of common stock outstanding, all of which are held by an affiliate of the Registrant.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
SADDLEBROOK RESORTS, INC.
BALANCE SHEETS

	March 31,
	2006	December 31,
	(Unaudited)	2005
Assets
Current assets:
Cash and cash equivalents	$3,149,125	$1,030,283
Escrowed cash	415,249	468,956
Short-term investments	375,000	375,000
Accounts receivable, net	6,026,012	2,514,867
Due from related parties	3,540,369	3,235,465
Inventory and supplies	1,394,633	1,381,747
Prepaid expenses and other current assets	1,289,116	777,460

Total current assets	16,189,504	9,783,778
Property, buildings and equipment, net	22,994,498	23,378,224
Deferred charges, net	60,561	64,638

Total assets	$39,244,563	$33,226,640

Liabilities and Shareholder’s Equity
Current liabilities:
Current portion of notes payable	$800,004	$800,004
Current portion of capital leases	181,385	178,854
Escrowed deposits	415,249	468,956
Accounts payable	1,072,159	1,091,700
Accrued rental distribution	2,344,255	767,165
Accrued expenses and other liabilities	2,649,255	2,326,927
Current portion of deferred income	1,046,619	714,587
Guest deposits	1,430,331	1,245,190
Due to related parties	1,745,471	1,675,965

Total current liabilities	11,684,728	9,269,348
Notes payable due after one year	10,066,657	10,266,658
Capital lease obligations due after one year	244,556	290,863
Long-term portion of deferred income	1,651,577	1,618,060

Total liabilities	23,647,518	21,444,929

Shareholder’s equity:
Common stock, $1.00 par value, 100,000 shares authorized and outstanding	100,000	100,000
Additional paid-in capital	1,013,127	1,013,127
Accumulated earnings	14,483,918	10,668,584

Total shareholder’s equity	15,597,045	11,781,711

	$39,244,563	$33,226,640

The accompanying Notes to Financial Statements are
an integral part of these financial statements

SADDLEBROOK RESORTS, INC.
STATEMENTS OF OPERATIONS
AND ACCUMULATED EARNINGS
(Unaudited)

	Three months ended
	March 31,
	2006	2005
		(Restated)
Resort revenues	$16,788,146	$14,911,065

Costs and expenses:
Operating costs	10,559,512	9,574,313
Sales and marketing	700,826	726,380
General and administrative	1,069,948	1,034,454
Depreciation	473,230	448,324

Total costs and expenses	12,803,516	11,783,471

Net operating income before other expenses and (income)	3,984,630	3,127,594

Other expenses & (income)
Interest income	(14,035)	(9,213)
Other expense	(6,256)	(21,022)
Interest expense	189,587	147,307

Total other expenses & (income)	169,296	117,072

Net income	3,815,334	3,010,522

Accumulated earnings at beginning of period	10,668,584	9,447,912

Accumulated earnings at end of period	$14,483,918	$12,458,434

The accompanying Notes to Financial Statements are
an integral part of these financial statements

SADDLEBROOK RESORTS, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended
	March 31,
	2006	2005
		(Restated)
Operating activities:
Net income	$3,815,334	$3,010,522
Non-cash items included in net income:
Provision for doubtful accounts	2,112	3,360
Depreciation	473,230	448,324
Amortization of debt financing costs	4,077	4,077
Loss on sale of assets	190	13,418
Decrease (increase) in:
Accounts receivable	(3,513,257)	(1,553,634)
Inventory and supplies	(12,886)	74,238
Prepaid expenses and other assets	(511,656)	(100,468)
Increase (decrease) in:
Accounts payable	(19,541)	84,936
Guest deposits	185,141	(342,036)
Accrued expenses and other liabilities	1,899,418	1,302,106
Deferred income	365,550	33,903

Cash flow provided by operating activities	2,687,712	2,978,746

Investing activities:
Proceeds from sale of asset	—	100
Capital expenditures	(89,695)	(378,023)

Cash flow used in investing activities	(89,695)	(377,923)

Financing activities:
Payments on notes payable	(200,001)	(200,001)
Payments on capital lease obligations	(43,776)	(39,812)
Net payments (to) from related parties	(235,398)	230,176

Cash flow used in financing activities	(479,175)	(9,637)

Net increase in cash	2,118,842	2,591,186
Cash at beginning of period	1,030,283	723,131

Cash at end of period	$3,149,125	$3,314,317

Supplemental disclosure of cash flow information:
Cash paid for interest	$186,000	$143,000

Supplemental disclosure of non-cash items:
Equipment acquired for capital lease	$—	$432,448

The accompanying Notes to Financial Statements are
an integral part of these financial statements.

SADDLEBROOK RESORTS, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
Note 1. Basis of Presentation
Saddlebrook Resorts, Inc. (the “Company”) developed and operates Saddlebrook Resort, which is a condominium hotel and resort located in Wesley Chapel, Florida.
The Company’s accompanying balance sheet for March 31, 2006, and its statements of operations and accumulated earnings and cash flows for the periods ended March 31, 2006 and 2005, are unaudited but reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature.
The Company’s business is seasonal. Therefore, the results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the full fiscal year.
These financial statements and related notes are presented for interim periods in accordance with the requirements of Form 10-Q and, consequently, do not include all disclosures normally provided in the Company’s Annual Report on Form 10-K. Accordingly, these financial statements and related notes should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
Note 2. Accounts Receivable

	March 31,
	2006	December 31,
	(Unaudited)	2005
Trade accounts receivable	$6,073,543	$2,560,286
Less reserve for bad debts	(47,531)	(45,419)

	$6,026,012	$2,514,867

Note 3. Property, Buildings and Equipment

	March 31,
	2006	December 31,
	(Unaudited)	2005
Land and land improvements	$4,859,372	$4,859,372
Buildings and recreational facilities	26,709,719	26,597,058
Machinery and equipment	15,157,727	14,942,049
Construction in progress	200,378	441,875

	46,927,196	46,840,354
Less accumulated depreciation	(23,932,698)	(23,462,130)

	$22,994,498	$23,378,224

The Company’s property, buildings and equipment are pledged as security for its debt (see Note 5).
Note 4. Deferred Charges

	March 31,
	2006	December 31,
	(Unaudited)	2005
Debt issue costs	$83,730	$83,730
Less accumulated amortization	(23,169)	(19,092)

	$60,561	$64,638

Note 5. Notes Payable
The Company’s term note is due November 1, 2009, and requires monthly principal payments of $66,667, together with monthly payment of all accrued interest. The term note bears interest at 2% over the one month LIBOR index. The rate at March 31, 2006 was 6.63%.
The Company has the ability to obtain an additional $5 million under a line of credit facility from the same lender under the terms of the agreement subject to specific covenants. The line of credit facility was scheduled to expire on November 1, 2006. It was extended until February 1, 2007 so that a new agreement could be executed. On January 31, 2007 a new agreement, with the same terms and conditions was closed with a maturity of January 31, 2008.
Note 6. Related Party Receivables and Payables
Related party receivables and payables at March 31, 2006 and December 31, 2005 are the result of net intercompany transactions and cash transfers between the Company and its shareholder company and affiliated companies.
Note 7. Income Taxes
The Company is currently a member of a Qualified Subchapter S Subsidiary Group. Accordingly, no income tax expense was reflected in the Company’s operating results as the tax is assessed to the shareholders of its parent company.
Note 8. Restatements
As announced in the Company’s Form 10-K for the year ended December 31, 2005, the Company revised its accounting for the recognition of revenue from initiation fees related to the sale of memberships. The Company is now recognizing revenue over the average life of the memberships, which was calculated to be 12 years. Previously, the Company had recognized the revenue from the initiation fees in the fiscal year in which the fees were received. In addition, the Company also reclassified certain amortization costs, interest and other income. This quarterly report on form 10-Q for the period ending March 31, 2006 reflects such revised accounting for all periods presented.
The total impact of the restatement and prior period adjustments for the quarter ending March 31, 2005 included in this filing as compared to the previously reported financial statements is summarized below (only line items that were impacted are presented):

	Previously	As	Percentage
	Reported	Restated	Change

Statements of Operations and Accumulated Earnings
Resort revenue	$14,975,203	$14,911,065	-0.42%
Total costs and expenses	$11,787,548	$11,783,471	-0.034%
Operating income before other expenses and (income)	$3,187,655	$3,127,594	-1.88%
Total other expense & (income)	$143,230	$117,072	-18.2%
Net income	$3,044,425	$3,010,522	-1.11%

Accumulated Earnings:
At beginning of period	$11,022,246	$9,447,912	-16.0%
At end of period	$14,066,671	$12,458,434	-12.9%

SADDLEBROOK RENTAL POOL OPERATION
BALANCE SHEETS
DISTRIBUTION FUND

	March 31,
	2006	December 31,
	(Unaudited)	2005
Assets
Receivable from Saddlebrook Resorts, Inc.	$2,278,286	$719,793

Liabilities and Participants’ Fund Balance
Due to participants for rental pool distribution	$1,876,038	$607,008
Due to maintenance escrow fund	402,248	112,785
Participants’ fund balance	—	—

	$2,278,286	$719,793

MAINTENANCE ESCROW FUND

	March 31,
	2006	December 31,
	(Unaudited)	2005
Assets
Cash and cash equivalents	$387,726	$441,433
Investments	—	—
Receivables:
Distribution fund	402,248	112,785
Owner payments	4,786	31,108
Interest	—	—
Linen inventory	17,542	26,498
Prepaid expenses and other assets	16,751	16,186

	$829,053	$628,010

Liabilities and Participants’ Fund Balance
Accounts payable	$65,890	$61,560
Participants’ fund balance	763,163	566,450

	$829,053	$628,010

SADDLEBROOK RENTAL POOL OPERATION
STATEMENTS OF OPERATIONS
(Unaudited)
DISTRIBUTION FUND

	Three months ended
	March 31,
	2006	2005
Rental pool revenue	$5,531,242	$5,094,551

Deductions:
Marketing fee	414,843	382,091
Management fee	691,405	636,819
Travel agent commissions	164,247	211,901
Credit card expense	90,773	79,950
Provision for bad debts	1,000	1,500

	1,362,268	1,312,261

Net rental income	4,168,974	3,782,290
Less operator share of net rental income	(1,876,038)	(1,702,031)
Other revenues (expenses):
Complimentary room revenues	20,613	28,150
Minor repairs and replacements	(35,263)	(31,812)

Amount available for distribution	$2,278,286	$2,076,597

SADDLEBROOK RENTAL POOL OPERATION
STATEMENTS OF CHANGES IN PARTICIPANTS’ FUND BALANCES
(Unaudited)
DISTRIBUTION FUND

	Three months ended
	March 31,
	2006	2005
Balance at beginning of period	$—	$—

Additions:
Amount available for distribution	2,278,286	2,076,597

Reductions:
Amount withheld for maintenance escrow fund	(402,248)	(374,566)
Amount accrued or paid to participants	(1,876,038)	(1,702,031)

Balance at end of period	$—	$—

MAINTENANCE ESCROW FUND

	Three months ended
	March 31,
	2006	2005
Balance at beginning of period	$566,450	3,735,449

Additions:
Amount withheld from distribution fund	402,248	374,566
Unit owner payments	28,871	812,867
Interest earned	2,505	7,179

Reductions:
Escrow account refunds	(8,952)	(9,798)
Maintenance charges	(56,741)	(123,723)
Unit renovations	(160,222)	(3,034,442)
Linen replacement	(10,996)	(112,704)

Balance at end of period	$763,163	$1,649,394

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
General
The Company operates Saddlebrook Resort (the “Resort”) in Wesley Chapel, Florida, which contains condominium units that have been sold to third parties or to affiliates of the Company. The majority of the condominium units are hotel accommodations that participate in a rental-pooling program (the “Rental Pool”) that provides its owners with a percentage distribution of related room revenues minus certain fees and expenses. The remainder of the condominium units participate in a non-pooling rental program, are owner-occupied or are designated as hospitality suites or housing for young athletes independent of the rental programs. Other resort property owned by the Company and its affiliates include golf courses, tennis courts, a spa, restaurants and conference center facilities.
Liquidity and Capital Resources
There were no significant capital additions or improvements during the three months ended March 31, 2006. Subsequently, the Company has renovated the greens on the Saddlebrook golf course, including replacement of the irrigation system. The total amount expended on this project at the time of this filing is approximately $2,000,000 and the project is substantially complete. Also subsequent to the end of the first quarter, the Company modified an area previously containing a seldom used roadway into additional outdoor function space to be known as the Royal Palm Commons. At the time of this filing, the project was complete with the total cost of approximately $550,000. The Company is also currently participating in a project to redesign the shared entrance to its property, including the installation of a traffic light, widening of the existing entry and exit roads and installation of a new security/welcome center. The Company’s share of this joint project is expected to be approximately $370,000.
Future operating costs and planned expenditures for minor capital additions and improvements are expected to be adequately funded by the Company’s and its affiliates’ current cash reserves and cash generated by resort operations. The Company’s current debt agreement also contains a commitment for an additional $5,000,000 provided the Company is in compliance with certain financial covenants. The Company’s financing from a third-party lender bears interest at 2% over the one month LIBOR index (7.32% at March 1, 2007) and matures on November 1, 2009.

Results of Operations
First quarter 2006 compared to first quarter 2005
The Company’s total revenues for the three months ended March 31, 2006 increased approximately $1,877,000, about 12%, from the first quarter of the prior year. Although the number of guests on property was down about 10% when compared with the first quarter of 2005, the completion of the total furniture upgrade in our units participating in the rental pool operation gave us the ability to not only improve room rates but also increase revenue per check in our food and beverage outlets. The most significant increase was seen in our Banquet department where revenues were up $1,040,000, or about 30% over the same period last year. Total revenues for the Rental Pool Operation increased $437,000, or about 9% over the first quarter of 2005.
The increases of $1,020,000 in operating costs and expenses for the Company, and $50,000 in operating costs and expenses for the Rental Pool Operation are consistent with the increases in revenues.
Net Income for the Company increased $805,000 over the comparable period last year. Amounts available for distribution for the Rental Pool Operation increased $202,000 over the first quarter of 2005. These increases are directly related to the increases in revenues, offset by the increases in operating costs.
Seasonality
The Company’s operations are seasonal with the highest volume of revenue generally occurring in the first quarter of each calendar year.
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

Item 4. Controls and Procedures
The Company’s management, including its Chief Executive Officer and Chief Financial Officer, does not expect that its disclosure controls and procedures over internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must be considered relative to their costs. Because of the inherent limitation in all control systems, no evaluation of controls can provide absolute assurance that all control issues within the Company have been detected.
During the first quarter of 2006, a deficiency was identified related to our control over initiation fee revenue recognition. This control deficiency resulted in the restatement of the Company’s 2003 and 2004 annual and interim financial statements and restatement of the 2005 interim financial statements. Accordingly, management determined that this control deficiency constituted a material weakness as defined in standards by the Public Company Accounting Oversight Board. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. We now have developed control procedures to ensure that initiation fees are properly recorded in the financial statements in accordance with generally accepted accounting principles. These procedures ensure that initiation fees are identified when received and are recorded in a template designed to calculate revenue to be recognized and revenue to be deferred to future periods. We have also instituted a review process that ensures the amounts calculated in the template are appropriately included in the financial statements on an interim and annual basis.
There were no significant changes in the Company’s internal controls, other than those discussed above, or in other factors during the quarter ended March 31, 2006 that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.
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

SADDLEBROOK RESORTS, INC. (Registrant)
Date: March 19, 2007	/s/ Donald L. Allen
Donald L. Allen
Vice President and Treasurer (Principal Financial and Accounting Officer)