Form 10-Q
period 2006-06-30
SADDLEBROOK RESORTS INC
filed 2007-03-19
CIK 313151

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
YES   ☑       NO    ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one) :
Large accelerated filer    ☐       Accelerated filer    ☐       Non-accelerated filer    ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES    ☐       NO    ☑
Registrant has 100,000 shares of common stock outstanding, all of which are held by an affiliate of the Registrant.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
SADDLEBROOK RESORTS, INC.
BALANCE SHEETS

	June 30,
	2006	December 31,
	(Unaudited)	2005
Assets
Current assets:
Cash and cash equivalents	$4,172,660	$1,030,283
Escrowed cash	564,935	468,956
Short-term investments	375,000	375,000
Accounts receivable, net	2,774,417	2,514,867
Due from related parties	4,476,360	3,235,465
Inventory and supplies	1,449,914	1,381,747
Prepaid expenses and other current assets	1,283,686	777,460

Total current assets	15,096,972	9,783,778
Property, buildings and equipment, net	23,129,798	23,378,224
Deferred charges, net	56,484	64,638

Total assets	$38,283,254	$33,226,640

Liabilities and Shareholder’s Equity
Current liabilities:
Current portion of note payable	$800,004	$800,004
Current portion of capital leases	150,802	178,854
Escrowed deposits	564,935	468,956
Accounts payable	820,961	1,091,700
Accrued rental distribution	1,342,328	767,165
Accrued expenses and other liabilities	2,708,041	2,326,927
Current portion of deferred income	878,298	714,587
Guest deposits	1,039,471	1,245,190
Due to related parties	1,602,656	1,675,965

Total current liabilities	9,907,496	9,269,348
Note payable due after one year	9,866,656	10,266,658
Capital lease obligations due after one year	206,140	290,863
Long-term portion of deferred income	1,682,439	1,618,060

Total liabilities	21,662,731	21,444,929

Shareholder’s equity:
Common stock, $1.00 par value, 100,000 shares authorized and outstanding	100,000	100,000
Additional paid-in capital	1,013,127	1,013,127
Accumulated earnings	15,507,396	10,668,584

Total shareholder’s equity	16,620,523	11,781,711

	$38,283,254	$33,226,640

The accompanying Notes to Financial Statements are
an integral part of these financial statements

SADDLEBROOK RESORTS, INC.
STATEMENTS OF OPERATIONS
AND ACCUMULATED EARNINGS
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
		(Restated)		(Restated)

Revenues	$11,875,344	$11,006,017	$28,663,334	$25,917,082

Costs and expenses:
Operating costs	8,528,502	8,153,788	19,087,858	17,728,101
Sales and marketing	687,463	655,141	1,388,290	1,381,521
General and administrative	1,048,123	936,338	2,118,072	1,970,792
Depreciation	436,873	460,289	910,103	908,613

Total costs and expenses	10,700,961	10,205,556	23,504,323	21,989,027

Net operating income before Other expenses and (income)	1,174,383	800,461	5,159,011	3,928,055

Other expenses & (income)
Interest income	(35,047)	(18,163)	(49,082)	(27,376)
Other income	(13,470)	(1,146)	(19,725)	(22,168)
Interest expense	199,419	157,298	389,006	304,605

Total other expenses & (income)	150,905	137,989	320,199	255,061
Net income	1,023,478	662,472	4,838,812	3,672,994

Accumulated earnings at beginning of period	14,483,918	12,458,434	10,668,584	9,447,912

Accumulated earnings at end of period	$15,507,396	$13,120,906	$15,507,396	$13,120,906

The accompanying Notes to Financial Statements are
an integral part of these financial statements

SADDLEBROOK RESORTS, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended
	June 30,
	2006	2005
		(Restated)

Operating activities:
Net income	$4,838,812	$3,672,994
Non-cash items included in net income:
Provision for doubtful accounts	1,516	6,720
Depreciation	910,103	908,613
Amortization of debt financing costs	8,154	8,154
Loss (gain) on sale of assets	(17,638)	16,987
Decrease (increase) in:
Accounts receivable	(261,065)	(320,022)
Inventory and supplies	(68,168)	185,310
Prepaid expenses and other assets	(506,226)	(290,204)
Increase (decrease) in:
Accounts payable	(270,739)	(186,902)
Accrued rental distribution	575,163	379,098
Guest deposits	(205,719)	(525,515)
Accrued expenses and other liabilities	381,115	134,230
Deferred Income	228,090	105,307

Cash flow provided by operating activities	5,613,398	4,094,770

Investing activities:
Proceeds from sale of asset	71,471	100
Capital expenditures	(715,511)	(535,798)

Cash flow used in investing activities	(644,040)	(535,698)

Financing activities:
Payments on notes payable	(400,002)	(400,002)
Payments on capital lease obligations	(112,775)	(73,578)
Net payments to related parties	(1,314,204)	(1,811,829)

Cash flow used in financing activities	(1,826,981)	(2,285,409)

Net increase in cash	3,142,377	1,273,663
Cash at beginning of period	1,030,283	723,131

Cash at end of period	$4,172,660	$1,996,794

Supplemental disclosure of cash flow information:
Cash paid for interest	$380,852	$296,450

Supplemental disclosure of non-cash items:
Equipment acquired for capital lease	$—	$559,592

The accompanying Notes to Financial Statements are
an integral part of these financial statements.

SADDLEBROOK RESORTS, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
Note 1. Basis of Presentation
Saddlebrook Resorts, Inc. (the “Company”) developed and operates Saddlebrook Resort, which is a condominium hotel and resort located in Wesley Chapel, Florida.
The Company’s accompanying balance sheet for June 30, 2006, and its statements of operations and accumulated earnings and cash flows for the periods ended June 30, 2006 and 2005, are unaudited but reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature.
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
Note 2. Accounts Receivable

	June 30,
	2006	December 31,
	(Unaudited)	2005
Trade accounts receivable	$2,821,352	$2,560,286
Less reserve for bad debts	(46,935)	(45,419)

	$2,774,417	$2,514,867

Note 3. Property, Buildings and Equipment

	June 30,
	2006	December 31,
	(Unaudited)	2005
Land and land improvements	$4,859,372	$4,859,372
Buildings and recreational facilities	26,721,380	26,597,059
Machinery and equipment	15,079,598	14,942,049
Construction in progress	686,235	441,874

	47,346,585	46,840,354
Less accumulated depreciation	(24,216,787)	(23,462,130)

	$23,129,798	$23,378,224

The Company’s property, buildings and equipment are pledged as security for its debt (see Note 5).
Note 4. Deferred Charges

	June 30,
	2006	December 31,
	(Unaudited)	2005

Debt issue costs	$83,730	$83,730
Less accumulated amortization	(27,246)	(19,092)

	$56,484	$64,638

Note 5. Note Payable
The Company’s term note is due November 1, 2009, and requires monthly principal payments of $66,667, together with monthly payment of all accrued interest. The term note bears interest at 2% over the one month LIBOR index. The rate as of June 30, 2006 was 7.11%.
The Company has the ability to obtain an additional $5 million under a line of credit facility from the same lender under the terms of the agreement subject to specific covenants. This line of credit facility was originally scheduled to mature on November 1, 2006, however the lender extended that maturity date to February 1, 2007 while a new agreement was executed. On January 31, 2007 a new agreement, with the same terms and conditions closed with a maturity date of January 31, 2008.
Note 6. Related Party Receivables and Payables
Related party receivables and payables at June 30, 2006 and December 31, 2005 are the result of net intercompany transactions and cash transfers between the Company and its shareholder company and affiliated companies.
Note 7. Income Taxes
The Company is currently a member of a Qualified Subchapter S Subsidiary Group. Accordingly, no income tax expense was reflected in the Company’s operating results as the tax is assessed to the shareholders of its parent company.

Note 8. Restatements
As announced in the Company’s Form 10-K for the year ended December 31, 2005, the Company revised its accounting for the recognition of revenue from initiation fees related to the sale of memberships. The Company is now recognizing revenue over the average life of the memberships, which was calculated to be 12 years. Previously, the Company had recognized the revenue from the initiation fees in the fiscal year in which the fees were received. In addition, the Company also reclassified certain amortization costs, interest and other income. This quarterly report on form 10-Q for the period ending June 30, 2006 reflects such revised accounting for all periods presented.
The total impact of the restatement and prior period adjustments included in this filing for the quarter ending June 30, 2005 as compared to the previously reported financial statements is summarized below (only line items that were impacted are presented):

	Previously	As	Percentage
	Reported	Restated	Change
Three months ended 6/30/2005 Statements of Operations and Accumulated Earnings

Resort revenue	$11,096,730	$11,006,017	-0.82%
Operating income before other expenses and (income)	$891,174	$800,461	-10.1%
Total other expense & (income)	$157,298	$137,989	-12.0%
Net income	$733,876	$662,472	-9.72%

Accumulated earnings:
At beginning of period	$14,066,671	$12,458,434	-11.43%
At end of period	$14,800,547	$13,120,906	-11.34%

Six months ended 6/30/2005 Statements of Operations and Accumulated Earnings

Resort revenue	$26,071,933	$25,917,082	-0.59%
Operating income before other expenses and (income)	$4,082,905	$3,928,055	-3.79%
Total other expense & (income)	$304,604	$255,061	-16.3%
Net income	$3,778,301	$3,672,994	-2.78%

Accumulated earnings:
At beginning of period	$11,022,246	$9,447,912	-14.28%
At end of period	$14,800,547	$13,120,906	-11.34%

SADDLEBROOK RENTAL POOL OPERATION
BALANCE SHEETS
DISTRIBUTION FUND

	June 30,
	2006	December 31,
	(Unaudited)	2005
Assets
Receivable from Saddlebrook Resorts, Inc.	$1,295,790	$719,793

Liabilities and Participants’ Fund Balance
Due to participants for rental pool distribution	$1,083,325	$607,008
Due to maintenance escrow fund	212,465	112,785

	$1,295,790	$719,793

MAINTENANCE ESCROW FUND

	June 30,
	2006	December 31,
	(Unaudited)	2005
Assets
Cash and cash equivalents	$537,285	$441,433
Receivables:
Distribution fund	212,465	112,785
Owner payments	2,761	31,108
Linen inventory	10,376	26,498
Prepaid expenses and other assets	16,342	16,186

	$779,229	$628,010

Liabilities and Participants’ Fund Balance
Accounts payable	$67,948	$61,560
Participants’ fund balance	711,281	566,450

	$779,229	$628,010

SADDLEBROOK RENTAL POOL OPERATION
STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Rental pool revenues	$3,221,185	$3,150,663	$8,752,427	$8,245,214

Deductions:
Marketing fee	241,589	236,300	656,432	618,391
Management fee	402,648	393,833	1,094,053	1,030,652
Travel agent commissions	101,860	99,736	266,107	311,637
Credit card expense	67,698	53,893	158,471	133,843
Provision for bad debts	—	1,500	1,000	3,000

	813,795	785,262	2,176,063	2,097,523

Net rental income	2,407,390	2,365,401	6,576,364	6,147,691
Less operator share of net rental income	(1,083,326)	(1,064,430)	(2,959,364)	(2,766,461)
Other revenues (expenses):
Complimentary room revenues	14,158	20,662	34,771	48,811
Minor repairs and replacements	(42,432)	(43,973)	(77,695)	(75,785)

Amount available for distribution	$1,295,790	$1,277,660	$3,574,076	$3,354,256

SADDLEBROOK RENTAL POOL OPERATION
STATEMENTS OF CHANGES IN PARTICIPANTS’ FUND BALANCES
(Unaudited)
DISTRIBUTION FUND

	Six months ended
	June 30,
	2006	2005
Balance at beginning of period	$—	$—

Additions:
Amount available for distribution	3,574,076	3,354,257

Reductions:
Amount withheld for maintenance escrow fund	(614,713)	(587,796)
Amount accrued or paid to participants	(2,959,363)	(2,766,461)

Balance at end of period	$—	$—

MAINTENANCE ESCROW FUND

	Six months ended
	June 30,
	2006	2005
Balance at beginning of period	$566,450	3,735,449
Additions:
Amount withheld from distribution fund	614,713	587,796
Unit owner payments	33,893	1,018,514
Interest earned	6,611	10,056

Reductions:
Escrow account refunds	(20,204)	(22,397)
Maintenance charges	(121,832)	(196,796)
Unit renovations	(306,184)	(3,563,904)
Linen replacement	(62,166)	(204,066)

Balance at end of period	$711,281	$1,364,652

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
Liquidity and Capital Resources
There were no significant capital additions or improvements during the three months ended June 30, 2006. Subsequently, the Company has renovated the greens on the Saddlebrook golf course, including replacement of the irrigation system. The total amount expended on this project at the time of this filing is approximately $2,000,000 and the project is substantially complete. Also subsequent to the end of the second quarter, the Company modified an area previously containing a seldom used roadway into additional outdoor function space to be known as the Royal Palm Commons. At the time of this filing, the project was complete with the total cost of approximately $550,000. The Company is also currently participating in a project to redesign the shared entrance to its property, including the installation of a traffic light, widening of the existing entry and exit roads and installation of a new security welcome center. The Company’s share of this joint project is expected to be approximately $370,000.
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

Results of Operations
Second quarter 2006 compared to second quarter 2005
The Company’s total revenues increased approximately $870,000 or about 7%, for the three months ended June 30, 2006 compared to the same period in the prior year. Although the total number of guests on property during the second quarter of 2006 decreased from the same period in the prior year by 13%, the Company did still experience an increase in revenue in our various areas of operations. The completion of the total furniture upgrade in our units participating in the rental pool operation gave us the ability to not only improve room rates but also increase revenue per check in our food and beverage outlets. The food and beverage operations saw an increase of approximately $360,000, or about 9%, when compared to the same period in the prior year. This also relates to an increase in overall food and beverage pricing that went into effect on January 1, 2006 averaging about 20%. Total revenues for the Rental Pool increased approximately $71,000, or about 2% from the same period in the prior year. Although there was an overall decrease in paid unit nights from the same period in the prior year of about 4%, the average room rate for the comparative periods increased approximately 10%.
The increases of $495,000 in operating costs and expenses for the Company, and $28,000 in operating costs and expenses for the Rental Pool Operation are consistent with the increases in revenues.
Net Income for the Company increased $361,000 over the comparable period last year. Amounts available for distribution for the Rental Pool Operation increased $18,000 over the second quarter of 2005. These increases are directly related to the increases in revenues, offset by the increases in operating costs and expenses.
First six months 2006 compared to first six months 2005
The Company’s total revenues increased approximately $2,746,000 or 10% for the first six months of 2006 compared to the same period in the prior year. Again, the most significant increases are being noted in our food and beverage operation, where the total increases for the first six months of 2006 over the first six months of 2005 are approximately $1,132,000, or about 15%. Total revenues for the Rental Pool increased approximately $508,000, or 6%, from the same period in the prior year. These increases were primarily due to a 10% increase in the average room rate, partially offset by a decrease in the number of paid room nights for the condominium units that participated in the Rental Pool during the six–month period. Paid room nights decreased 4% for the Resort’s group business while there was no change social hotel stays.
The increases of $1,515,000 in operating costs and expenses for the Company, and $78,000 in operating costs and expenses for the Rental Pool Operation are consistent with the increases in revenues.
The Company’s net income for the first six months of 2006 increased approximately $1,166,000 over the first six months of 2005. This increase was primarily a result of increased revenues, offset by the increases in operating costs and expenses.
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
There were no significant changes in the Company’s internal controls, other than those discussed above, or in other factors during the period ended June 30, 2006 that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.
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