Form 10-Q
period 2006-09-30
SADDLEBROOK RESORTS INC
filed 2007-03-19
CIK 313151

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
SADDLEBROOK RESORTS, INC.
BALANCE SHEETS

	September 30,
	2006	December 31,
	(Unaudited)	2005
Assets
Current assets:
Cash and cash equivalents	$868,645	$1,030,283
Escrowed cash	480,139	468,956
Short-term investments	375,000	375,000
Short-term escrowed investments	197,566	—
Accounts receivable, net	1,666,017	2,514,867
Due from related parties	4,873,090	3,235,465
Inventory and supplies	1,403,270	1,381,747
Prepaid expenses and other current assets	1,005,859	777,460

Total current assets	10,869,586	9,783,778
Property, buildings and equipment, net	24,089,370	23,378,224
Deferred charges, net	52,407	64,638

Total assets	$35,011,363	$33,226,640

Liabilities and Shareholder’s Equity
Current liabilities:
Current portion of note payable	$800,004	$800,004
Current portion of capital leases	152,711	178,854
Escrowed deposits	677,705	468,956
Accounts payable	591,561	1,091,700
Accrued rental distribution	568,611	767,165
Accrued expenses and other liabilities	2,373,315	2,326,927
Current portion of deferred income	833,372	714,587
Guest deposits	1,021,006	1,245,190
Due to related parties	1,458,066	1,675,965

Total current liabilities	8,476,351	9,269,348
Note payable due after one year	9,666,655	10,266,658
Capital lease obligations due after one year	167,239	290,863
Long-term portion of deferred income	1,663,474	1,618,060

Total liabilities	19,973,719	21,444,929

Shareholder’s equity:
Common stock, $1.00 par value, 100,000 shares authorized and outstanding	100,000	100,000
Additional paid-in capital	1,013,127	1,013,127
Accumulated earnings	13,924,517	10,668,584

Total shareholder’s equity	15,037,644	11,781,711

	$35,011,363	$33,226,640

The accompanying Notes to Financial Statements are an integral part of these financial statements

SADDLEBROOK RESORTS, INC.
STATEMENTS OF OPERATIONS
AND ACCUMULATED EARNINGS
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
		(Restated)		(Restated)
Revenues	$6,744,842	$6,700,931	$35,408,176	$32,618,013

Costs and expenses:
Operating costs	6,082,452	6,081,033	25,170,310	23,809,134
Sales and marketing	597,336	518,432	1,985,625	1,899,953
General and administrative	1,013,751	873,402	3,131,822	2,844,194
Depreciation	452,151	467,320	1,362,255	1,375,933

Total costs and expenses	8,145,690	7,940,187	31,650,012	29,929,214

Net operating income (loss) before
Other expenses and (income)	(1,400,848)	(1,239,256)	3,758,164	2,688,799

Other expenses & (income)
Interest income	(22,612)	(14,754)	(71,694)	(42,130)
Other income	(2,996)	(1,129)	(22,720)	(23,297)
Interest expense	207,638	171,915	596,644	476,520

Total other expenses & (income)	182,030	156,032	502,230	411,093

Net income (loss)	(1,582,878)	(1,395,288)	3,255,934	2,277,707

Accumulated earnings at beginning of period	15,507,396	13,120,906	10,668,584	9,447,912

Accumulated earnings at end of period	$13,924,518	$11,725,619	$13,924,518	$11,725,619

The accompanying Notes to Financial Statements are an integral part of these financial statements

SADDLEBROOK RESORTS, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended
	September 30,
	2006	2005
		(Restated)
Operating activities:
Net income	$3,255,934	$2,277,707
Non-cash items included in net income:
Provision for doubtful accounts	1,516	10,080
Depreciation	1,362,255	1,375,933
Amortization of debt financing costs	12,231	12,231
Loss (gain) on sale of assets	(17,638)	17,360
Decrease (increase) in:
Accounts receivable	847,335	1,009,928
Inventory and supplies	(21,523)	190,043
Prepaid expenses and other assets	(228,400)	(61,235)
Increase (decrease) in:
Accounts payable	(500,139)	(182,918)
Accrued rental distribution	(198,554)	(203,941)
Guest deposits	(224,185)	(388,064)
Accrued expenses and other liabilities	46,387	(184,198)
Deferred Income	164,199	181,711

Cash flow provided by operating activities	4,499,418	4,054,638

Investing activities:
Proceeds from sale of asset	71,471	100
Capital expenditures	(2,127,234)	(886,039)

Cash flow used in investing activities	(2,055,763)	(885,939)

Financing activities:
Payments on notes payable	(600,003)	(600,003)
Payments on capital lease obligations	(149,767)	(116,143)
Net payments to related parties	(1,855,523)	(2,603,981)

Cash flow used in financing activities	(2,605,293)	(3,320,127)

Net increase in cash	(161,638)	(151,428)
Cash at beginning of period	1,030,283	723,131

Cash at end of period	$868,645	$571,703

Supplemental disclosure of cash flow information:
Cash paid for interest	$584,413	$464,288

Supplemental disclosure of non-cash items:
Equipment acquired for capital lease	$—	$559,592

The accompanying Notes to Financial Statements are an integral part of these financial statements.

SADDLEBROOK RESORTS, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
Note 1. Basis of Presentation
Saddlebrook Resorts, Inc. (the “Company”) developed and operates Saddlebrook Resort, which is a condominium hotel and resort located in Wesley Chapel, Florida.
The Company’s accompanying balance sheet for September 30, 2006, and its statements of operations and accumulated earnings and cash flows for the periods ended September 30, 2006 and 2005, are unaudited but reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature.
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
Note 2. Accounts Receivable

	September 30,
	2006	December 31,
	(Unaudited)	2005
Trade accounts receivable	$1,712,952	$2,560,286
Less reserve for bad debts	(46,935)	(45,419)

	$1,666,017	$2,514,867

Note 3. Property, Buildings and Equipment

	September 30,
	2006	December 31,
	(Unaudited)	2005
Land and land improvements	$4,859,372	$4,859,372
Buildings and recreational facilities	26,822,068	26,597,059
Machinery and equipment	15,131,487	14,942,049
Construction in progress	1,945,381	441,874

	48,758,308	46,840,354
Less accumulated depreciation	(24,668,938)	(23,462,130)

	$24,089,370	$23,378,224

The Company’s property, buildings and equipment are pledged as security for its debt (see Note 5).

Note 4. Deferred Charges

	September 30,
	2006	December 31,
	(Unaudited)	2005
Debt issue costs	$83,730	$83,730
Less accumulated amortization	(31,323)	(19,092)

	$52,407	$64,638

Note 5. Note Payable
The Company’s term note is due November 1, 2009, and requires monthly principal payments of $66,667, together with monthly payment of all accrued interest. The term note bears interest at 2% over the one month LIBOR index. The rate as of September 30, 2006 was 7.33%.
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
Note 6. Related Party Receivables and Payables
Related party receivables and payables at September 30, 2006 and December 31, 2005 are the result of net intercompany transactions and cash transfers between the Company and its shareholder company and affiliated companies.
Note 7. Income Taxes
The Company is currently a member of a Qualified Subchapter S Subsidiary Group. Accordingly, no income tax expense was reflected in the Company’s operating results as the tax is assessed to the shareholders of its parent company.

Note 8. Restatements
As announced in the Company’s Form 10-K for the year ended December 31, 2005, the Company revised its accounting for the recognition of revenue from initiation fees related to the sale of memberships. The Company is now recognizing revenue over the average life of the memberships, which was calculated to be 12 years. Previously, the Company had recognized the revenue from the initiation fees in the fiscal year in which the fees were received. In addition, the Company also reclassified certain amortization costs, interest and other income. This quarterly report on form 10-Q for the period ending September 30, 2006 reflects such revised accounting for all periods presented.
The total impact of the restatement and prior period adjustments included in this filing for the quarter ending September 30, 2005 as compared to the previously reported financial statements is summarized below (only line items that were impacted are presented):

	Previously	As	Percentage
	Reported	Restated	Change

Three months ended 9/30/2005 Statements of Operations and Accumulated Earnings

Resort revenue	$6,793,218	$6,700,931	-1.35%
Operating income before other expenses and (income)	$(1,146,969)	$(1,239,256)	-8.04%
Total other expense & (income)	$171,915	$156,032	-9.23%
Net income	$(1,318,884)	$(1,395,288)	-5.79%

Accumulated earnings:
At beginning of period	$14,800,547	$13,120,906	-11.35%
At end of period	$13,481,663	$11,725,619	-13.03%
Nine months ended 9/30/2005 Statements of Operations and Accumulated Earnings
Resort revenue	$32,865,150	$32,618,013	-0.75%
Operating income before other expenses and (income)	$2,935,936	$2,688,799	-8.42%
Total other expense & (income)	$476,519	$411,093	-15.9%
Net income	$2,459,417	$2,277,707	-7.39%
Accumulated earnings:
At beginning of period	$11,022,246	$9,447,912	-14.28%
At end of period	$13,481,663	$11,725,619	-13.03%

SADDLEBROOK RENTAL POOL OPERATION
BALANCE SHEETS
DISTRIBUTION FUND

	September 30,
	2006	December 31,
	(Unaudited)	2005
Assets
Receivable from Saddlebrook Resorts, Inc.	$574,936	$719,793

Liabilities and Participants’ Fund Balance
Due to participants for rental pool distribution	$485,946	$607,008
Due to maintenance escrow fund	88,990	112,785
Participants’ fund balance	—	—

	$574,936	$719,793

MAINTENANCE ESCROW FUND

	September 30,
	2006	December 31,
	(Unaudited)	2005
Assets
Cash and cash equivalents	$461,339	$441,433
Investments	197,566	—
Receivables:
Distribution fund	88,990	112,785
Owner payments	—	31,108
Interest	241	—
Linen inventory	5,560	26,498
Prepaid expenses and other assets	21,652	16,186

	$775,348	$628,010

Liabilities and Participants’ Fund Balance
Accounts payable	$76,314	$61,560
Participants’ fund balance	699,034	566,450

	$775,348	$628,010

SADDLEBROOK RENTAL POOL OPERATION
STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Rental pool revenues	$1,428,304	$1,498,900	$10,180,731	$9,744,114

Deductions:
Marketing fee	107,123	112,418	763,555	730,809
Management fee	178,538	187,363	1,272,591	1,218,015
Travel agent commissions	36,176	39,727	302,283	351,364
Credit card expense	26,588	30,056	185,059	163,899
Provision for bad debts	—	1,500	1,000	4,500

	348,425	371,064	2,524,488	2,468,587

Net rental income	1,079,879	1,127,836	7,656,243	7,275,527
Less operator share of net rental income	(485,946)	(507,526)	(3,445,310)	(3,273,987)
Other revenues (expenses):
Complimentary room revenues	11,065	9,355	45,836	58,166
Minor repairs and replacements	(30,063)	(31,668)	(107,758)	(107,453)

Amount available for distribution	$574,935	$597,997	$4,149,011	$3,952,253

SADDLEBROOK RENTAL POOL OPERATION
STATEMENTS OF CHANGES IN PARTICIPANTS’ FUND BALANCES
(Unaudited)
DISTRIBUTION FUND

	Nine months ended
	September 30,
	2006	2005
Balance at beginning of period	$—	$—

Additions:
Amount available for distribution	4,149,013	3,952,253

Reductions:
Amount withheld for maintenance escrow fund	(703,703)	(678,267)
Amount accrued or paid to participants	(3,445,310)	(3,273,986)

Balance at end of period	$—	$—

MAINTENANCE ESCROW FUND

	Nine months ended
	September 30,
	2006	2005
Balance at beginning of period	$566,450	$3,735,449

Additions:
Amount withheld from distribution fund	703,703	678,267
Unit owner payments	35,746	1,124,314
Interest earned	12,220	12,883

Reductions:
Escrow account refunds	(22,369)	(29,628)
Maintenance charges	(206,121)	(246,945)
Unit renovations	(301,833)	(4,341,869)
Linen replacement	(88,762)	(247,200)

Balance at end of period	$699,034	$685,271

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
Liquidity and Capital Resources
Two significant projects began during the three months ending September 30, 2006 and were subsequently completed. The Company has renovated the greens on the Saddlebrook golf course, including replacement of the irrigation system. The total amount expended on this project is approximately $2,000,000. Also, the Company modified an area previously containing a seldom used roadway into additional outdoor function space to be known as the Royal Palm Commons. The project was completed with the total cost of approximately $550,000. The Company is also currently participating in a project to redesign the shared entrance to its property, including the installation of a traffic light, widening of the existing entry and exit roads and installation of a new security welcome center. The Company’s share of this joint project is expected to be approximately $370,000.
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

Results of Operations
Third quarter 2006 compared to third quarter 2005
The Company’s total revenues increased approximately $43,000 or about .6%, for the three months ended September 30, 2006 compared to the same period in the prior year. Although the total number of guests on property during the third quarter of 2006 decreased from the same period in the prior year by 12%, the Company did still experience an increase in revenue in our various areas of operations. The completion of the total furniture upgrade in our units participating in the rental pool operation gave us the ability to not only improve room rates but also increase revenue per check in our food and beverage outlets. The food and beverage operations saw an increase of approximately $167,000, or about 6%, when compared to the same period in the prior year. This also relates to an increase in overall food and beverage pricing that went into effect on January 1, 2006 averaging about 20%. Total revenues for the Rental Pool decreased approximately $71,000, or about 5% from the same period in the prior year. This relates to a decrease in paid unit nights over the comparable period last year of approximately 11%, partially offset by an increase in the average room rate of 10%.
The increase of $205,000 in total costs and expenses for the Company is a result of increases related to the increases in revenue, and also relates to an increase in the Company’s property insurance premiums. The decrease of $23,000 in total costs and expenses for the Rental Pool Operation is consistent with the decrease in revenues.
Net loss for the Company increased $188,000 over the comparable period last year. This change is directly related to the increase in total operating costs and expenses, partially offset by the increase in revenues. Amounts available for distribution for the Rental Pool Operation decreased $23,000 over the third quarter of 2005. This change is directly related to the decrease in revenues.
First nine months 2006 compared to first nine months 2005
The Company’s total revenues increased approximately $2,789,000 or 8% for the first nine months of 2006 compared to the same period in the prior year. Again, the most significant increases are being noted in our food and beverage operation, where the total increases for the first nine months of 2006 over the first nine months of 2005 are approximately $1,421,000, or about 13%. Total revenues for the Rental Pool increased approximately $437,000, or 4%, from the same period in the prior year. These increases were primarily due to a 10% increase in the average room rate, partially offset by a decrease in the number of paid room nights for the condominium units that participated in the Rental Pool during the nine–month period. Paid room nights decreased 6% for the Resort’s group business while there was no change in social hotel stays.
The increases of $1,720,000 in costs and expenses for the Company, and $56,000 in costs and expenses for the Rental Pool Operation are consistent with the increases in revenues.
The Company’s net operating income for the first nine months of 2006 increased approximately $978,000 over the first nine months of 2005. This increase was primarily a result of increased revenues, offset by the increases in operating costs and expenses.
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
There were no significant changes in the Company’s internal controls, other than those discussed above, or in other factors during the period ended September 30, 2006 that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.
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