Form 10-K
period 2006-12-31
SADDLEBROOK RESORTS INC
filed 2007-04-16
CIK 313151

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K
(Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal period ended December 31, 2006
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
At December 31, 2006, there were approximately 744 persons employed by the Company. The Company’s management relationship with employees is excellent and there are no collective bargaining agreements.
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
Severe weather could result in depressed bookings, adversely affecting the Company’s results of operations and reducing proceeds to the participants of the Rental Pool.

Item 2. Properties
Saddlebrook Resort is located in Wesley Chapel, Florida, which is in south central Pasco County, immediately north of Tampa, Florida.
The Resort is inside the gated community of Saddlebrook. The Resort’s property includes approximately 450 acres of land that are owned by the Company and an affiliate. Located on the Resort’s property are convention facilities with over 95,000 square feet of meeting and function space, three restaurants, two 18-hole golf courses, 45 tennis courts, a 7,000-square foot luxury health spa, a 7,500-square foot fitness center, three swimming pools, shops and other operational and recreation areas.
A total of 556 condominium units are at the Resort comprised of one-, two- and three-bedroom suites. Of these condominium units, 408 are designed for hotel occupancy and located in an area called the Walking Village. The remaining 148 are slightly larger, designed for longer-termed rental, and are located in an area called the Lakeside Village. At December 31, 2006, there were 545 hotel accommodations participating in the Rental Pool. The three-bedroom condominium units become hotel accommodations as a two-bedroom suite with a separate adjoining hotel room. Some two-bedroom condominium units become hotel accommodations as a one-bedroom suite with a separate adjoining hotel room.
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

Item 6. Selected Financial Data
The following selected financial data should be read in conjunction with the financial statements and related notes in Item 8 hereof.

	Year ended December 31,
	2006	2005	2004	2003	2002
Resort
Resort revenues	$43,608,000	$40,674,000	$40,020,000	$36,711,000	$38,189,000
Interest expense	808,000	661,000	1,727,000	1,622,000	1,721,000
Write off debt issue	—	—	345,000	—	—
Litigation settlement,net	—	—	3,178,000	—	—
Net income (loss)	1,833,000	1,221,000	3,021,000	(219,000)	65,000
Total assets	36,429,000	33,227,000	33,578,000	34,254,000	36,189,000
Total debt	11,267,000	11,067,000	11,867,000	19,685,000	21,040,000
Capital leases	282,000	470,000	69,000	94,000	119,000
Rental Pool
Rental Pool revenues	12,005,000	11,590,000	11,502,000	10,380,000	11,515,000
Total assets	692,000	720,000	919,000	777,000	868,000
Net income	4,841,000	4,672,000	4,607,000	4,100,000	4,600,000
Average distribution per Rental Pool participant	8,981	8,620	8,469	7,496	8,349
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

Recent accounting pronouncements
The Financial Accounting Standards Board (“FASB”) has announced a new interpretation, FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), which will be effective for fiscal years beginning after December 15, 2006. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Management believes the adoption of FIN 48 will have no material impact on its financial statements.
In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is effective for the Company’s fiscal 2008 financial statements and is not expected to have a material impact upon adoption.
In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 clarifies the definition of fair value, describes methods used to appropriately measure fair value, and expands fair value disclosure requirements. This statement is effective for fiscal years beginning after November 15, 2007. Management believes the adoption of SFAS 157 will have no material impact on its financial statements.
In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides guidance on the process of quantifying financial statement misstatements, advising companies to use both a balance sheet (“iron curtain”) and an income statement (“rollover”) approach when quantifying and evaluating the materiality of a misstatement. Under the guidance of SAB 108, companies will be required to adjust their financial statements if either the iron curtain or rollover approach results in the quantification of a material misstatement. Management believes the adoption of SAB 108 will not have an effect on its financial statements.
Critical Accounting Policies and Estimates
The following accounting policies are considered critical by the Company’s management. These and other accounting policies require that estimates be made based on assumptions and judgment, that affect revenues, expenses, assets, liabilities and disclosure of contingencies in the Company’s financial statements. These estimates and assumptions are based on historical experience and on various other factors that are believed to be reasonable under the circumstances. However, actual results may differ from these estimates due to different conditions.
Asset Impairments — The Company’s management periodically evaluates whether there has been a permanent impairment of long-lived assets, in accordance with Financial Accounting Standard (“FAS”) No. 144 — Accounting for the Impairment or Disposal of Long-Lived Assets. The Company’s management believes that the accounting estimates related to asset impairments are critical estimates for the following reasons: (1) the ongoing changes in management’s expectations regarding future utilization of assets; and (2) the impact of an impairment on reported assets and earnings could be material. During the year ended December 31, 2006 the Company’s management evaluated assets for impairment in accordance with FAS 144 and concluded that the sum of the undiscounted expected future cash flows (excluding interest charges) from its assets exceeded their then current carrying values. Accordingly, the Company did not recognize an impairment charge.

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
Revenue Recognition – The Company’s revenues are derived from a variety of sources including, but not limited to, hotel operations, food and beverage operations, retail sales, golf course greens fees, and are recognized as products are delivered or services are performed. Revenues from membership initiation fees are recognized over the average life of our memberships.
See the Notes to the Financial Statements for Saddlebrook Resorts, Inc. in Item 8 hereof for additional accounting policies used in the preparation of the financial statements.
Liquidity and Capital Resources
During 2006 the Company spent $3,204,000 in capital improvements including completion of the renovation of the greens on the Saddlebrook golf course for a total cost of $2,000,000, and modification of an area previously containing a seldom used roadway into additional outdoor function space now known as the Royal Palm Commons, for a total cost of $550,000. The Company is also currently participating in a project to redesign the shared entrance to its property, including the installation of a traffic light, widening of the existing entry and exit roads and installation of a new security/ welcome center. The Company’s share of the expenditures for this joint project is expected to be approximately $370,000.
Future operating costs and planned expenditures for minor capital additions and improvements are expected to be adequately funded by the Company’s and its affiliates’ current cash reserves, or cash generated by the Resort’s operations. Also, the Company’s current debt agreement contains a provision for additional financing from the lender of $5,000,000, subject to specific covenants, until January 31, 2008. As of December 31, 2006 the outstanding balance related to this line was $1,000,000.

The Company’s management is not aware of any environmental matters that are currently present.
The Company’s operation of the Resort is not considered to be dependent on any individual or small group of customers, the loss of which would have a material adverse effect.
Results of Operations
The following chart highlights changes in the sources of Company revenues:

	Year ended December 31,
	2006	2005	2004
Rental Pool Revenues	27%	28%	29%
Food and beverage	34	33	33
Resort facilities and other	39	39	38

	100%	100%	100%

2006 Compared to 2005
The Company’s total revenues increased $2,934,000, which is an increase of 7% over the prior year. The majority of that increase was experienced by our Food and Beverage division. Total income in that division increased by $1,808,000, or about 13%. This can be attributed to an overall increase of food and beverage pricing, averaging about 20%, which went into effect on January 1, 2006. Rental Pool revenues increased $415,000, or about 3.5%. The increase in Rental Pool revenue was partly due to a 7% increase in average room rate partially offset by a decrease of 3% in paid room nights.
The Company’s costs and expenses increased $2,209,000, a 6% increase over the prior year. This increase is directly related to the increase in revenues. Expenses of the Rental Pool Operation increased $71,000, or about 2%. This increase is directly related to the increase in Rental Pool revenues.
The Company’s net income for the year 2006 of $1,833,000 is a $613,000 increase from the prior year. The Rental Pool’s increase of $169,000 in amounts available for distribution is a result of the increase in rental pool revenues.

2005 Compared to 2004
The Company’s total revenues increased $654,000, which was an increase of 2% over the prior year. Some areas of the resort, particularly our spa and our fine dining restaurants, benefited from an aggressive advertising campaign to attract more local and social business. Spa revenues increased 25% over the prior year, accounting for $363,000 of the total increase, while the fine dining restaurants increased $271,000, or about 9%. These increases were partially offset by a 4% decrease in overnight guests on property, which affects other areas of the resort more dependent on that business, such as Banquets and Guest Activities. Rental Pool revenues increased $88,000, or about 1%. The increase in Rental Pool revenue was partly due to a 3% increase in average room rate partially offset by a decrease of 3% in paid room nights.
The Company’s costs and expenses increased $722,000, a 2% increase over the prior year. This increase was directly related to the increase in revenues. Expenses of the Rental Pool Operation decreased $39,000, or about 2%. This was related to a decrease of about 14% in commissions paid to travel agents.
The Company’s net income for the year 2005 of $1,221,000 was a $1,800,000 decrease from the prior year. This change was directly related to the receipt in 2004 of the litigation settlement discussed in note 10 of the financial statements, along with decreased interest expense in 2005 as a result of the refinancing and partial payment of the prior debt. The Rental Pool’s increase of $65,000 in amounts available for distribution was a result of the increase in rental pool revenues.
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
Contractual Obligations

	Payments Due By Period
	Less than	1-3	3-5	More than
	1 year	years	years	5 years	Total
Long-term debt	$800,000	$9,467,000	$0	$0	$10,267,000
Interest on long-term debt	730,000	1,235,000	0	0	1,965,000
Line of credit	1,000,000	0	0	0	1,000,000
Interest on line of credit	73,000	0	0	0	73,000
Capital lease	155,000	128,000	0	0	283,000
Interest on capital lease	11,000	3,000	0	0	14,000
Operating leases	90,000	64,000	16,000	0	170,000

Total	$2,859,000	$10,897,000	$16,000	$0	$13,772,000

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
Item 8. Financial Statements and Supplementary Data
The financial statements, including the Reports of Independent Registered Certified Public Accountants, for Saddlebrook Resorts, Inc. are included on pages 19 to 32 and for Saddlebrook Rental Pool Operation on pages 33 to 38. An index to the financial statements is on page 18.
Financial statement schedules have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
Item 9A. Controls and Procedures
As of December 31, 2006, under the direction of our chief executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 15d – 15 under the Securities Exchange Act of 1934, as amended. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms, and is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. We concluded that, as of December 31, 2006, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Changes in Internal Control over Financial Reporting
There were no significant changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2006, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III
Item 10. Directors and Executive Officers of the Registrant
The Directors and Executive Officers of the Company are as follows:

Name	Position and Background
Thomas L. Dempsey Age 80	Chairman of the Board and Chief Executive Officer of the Company for more than five years. President of the Company until November 2000. Chairman of the Board and President of Saddlebrook Holdings, Inc. for more than five years.

Eleanor Dempsey	Vice Chairman of the Board of the Company for more than five years. Director and Executive Vice President of Saddlebrook Holdings, Inc. for more than five years. Wife of Thomas Dempsey.

Richard Boehning Age 72	Director and Chief Marketing Officer. Previously, Director and President for more than five years.

Gregory R. Riehle Age 50	Director, Vice President and Secretary of the Company for more than five years. Director and Executive Vice President of Saddlebrook Holdings, Inc. for more than five years. Son-in- law of Thomas Dempsey.

Maureen Dempsey Age 48	Director, Vice President and Assistant Secretary of the Company for more than five years. Director and Executive Vice President of Saddlebrook Holdings, Inc. for more than five Years. Daughter of Thomas Dempsey.

Diane L. Riehle Age 46	Director, Vice President and Assistant Secretary of the Company for more than five years. Director and Executive Vice President of Saddlebrook Holdings, Inc. for more than five Years. Daughter of Thomas Dempsey.

Donald L. Allen Age 67	Vice President and Treasurer of the Company for more than five years.

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

Item 11. Executive Compensation
The following table sets forth the remuneration paid to the Company’s executive officers by the Company and its parent, Saddlebrook Holdings, Inc. consolidated, during the three years ended December 31, 2006.
Summary Compensation Table

	Fiscal			Other annual
Name and Principal Position	year	Salary	Bonus	compensation (1)	Total
Thomas L. Dempsey	2006	$200,000	$—	$37,350	$237,350
Chairman of the Board and	2005	200,000	—	34,352	234,352
Chief Executive Officer	2004	200,000	150,000	32,664	382,664

Eleanor Dempsey	2006	141,000	—	3,486	144,486
Vice Chairman of the Board	2005	141,000	—	3,510	144,510
	2004	141,000	—	2,250	143,250

Donald Allen	2006	80,000	15,000	1,407	96,407
Vice President and Treasurer	2005	80,000	6,000	860	86,860
	2004	79,700	15,000	947	95,647

Gregory R. Riehle	2006	120,000	38,816	32,308	191,124
Vice President and Secretary	2005	120,000	23,283	19,190	162,473
	2004	120,000	529,015	23,472	672,487

Maureen Dempsey	2006	141,000	—	21,469	162,469
Vice President and Assistant	2005	141,000	—	20,969	161,969
Secretary	2004	141,000	440,000	21,301	602,301

Diane L. Riehle	2006	141,000	—	23,349	164,349
Vice President and Assistant	2005	141,000	—	17,648	158,648
Secretary	2004	141,000	—	20,037	161,037

Jeffery J. Clough	2006	149,615	42,477	2,101	194,193
General Manager	2005	140,000	28,656	1,851	170,507
	2004	137,529	38,765	1,925	178,219

Richard Boehning	2006	144,800	34,477	5,484	184,761
Chief Marketing Officer	2005	144,800	17,656	3,331	165,787
	2004	144,800	60,529	4,418	209,747

(1) Other Annual Compensation for 2006 consists of the following;
Vehicle Allowances
Tax Preparation Fees
Health Insurance premiums paid on behalf of greater than 2% shareholders
Group Term Life Insurance
401K Matching Contributions
The following table shows the amounts for each category received by each named executive.

			Health
Executive	Vehicle	Tax Prep.	Premium	GTL	401K Match
Thomas L. Dempsey	$21,250	$6,386	$4,770	$4,944	—
Eleanor Dempsey	—	—	—	3,486	—
Donald Allen	—	—	—	457	950
Gregory R. Riehle	25,064	—	6,144	235	865
Maureen Dempsey	14,325	3,137	3,754	253	—
Diane L. Riehle	17,898	4,583	—	—	868
Jeffery J. Clough	—	—	—	180	1,921
Richard Boehning	—	—	—	3,691	1,793
Director Compensation and Independence
All of the Company’s directors are executive officers of the Company and their compensation is described in the summary compensation table above.
Compensation Committee; Compensation Committee Interlocks and Insider Participation
The entire board of directors of the Company serves as the compensation committee.
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

Item 13. Certain Relationships and Related Transactions
The Company currently funds a portion of the expenditures for Saddlebrook Holdings, Inc. (”SHI”), its sole shareholder, which is offset by dividends declared thereto if necessary. SHI’s expenditures include dividends to its shareholders, which are primarily amounts that approximate their income taxes related to the operations of SHI and its subsidiaries.
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
Item 14. Principal Accounting Fees and Services
Aidman, Piser & Company, P.A. served as the Company’s independent registered certified public accounting firm for the fiscal year ended December 31, 2006.
PricewaterhouseCoopers LLP served as the Company’s independent registered certified public accounting firm for the fiscal year ended December 31, 2005.
The following fees were paid for services rendered during the Company’s last two fiscal years:
Audit Fees: $91,500 and $128,000 for the fiscal years ended December 31, 2006 and 2005, respectively, for professional services rendered for the audit of the Company’s annual financial statements, review of financial statements included in its Forms 10-Q and services that are normally provided by the auditors in connection with statutory and regulatory filings or engagements for those fiscal years.
Audit-Related Fees: None
Tax Fees: $20,002 and $15,961 for the fiscal years ended December 31, 2006 and 2005, respectively, for tax compliance, tax advice and tax planning services.
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

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)	Financial statements and schedules required to be filed are listed in Item 8 of this Form 10-K.

(b)	Exhibits:

3.1	Articles of Incorporation of Saddlebrook Resorts, Inc., a Florida corporation (incorporated by reference to Exhibit A*).

3.2	Corporate By-laws of Saddlebrook Resorts, Inc. (incorporated by reference to Exhibit B*).

4.	Declaration of Condominium, together with the following:

(1)	Articles of Incorporation of the Saddlebrook Association of Condominium Owners, Inc. a Florida non-profit corporation;

(2)	By-laws of the Saddlebrook Association of Condominium Owners, Inc., and (3) Rules and Regulations of the Saddlebrook Association of Condominium Owners, Inc. (incorporated by reference to Exhibit C*).

10.1	Management Contract between Saddlebrook Resorts, Inc. and the Saddlebrook Association of Condominium Owners, Inc.(incorporated by reference to Exhibit C*).

10.2	Saddlebrook Rental Pool and Agency Appointment Agreement. (incorporated by reference to Registrant’s Form 10-K for the annual period ended December 31, 2003)

10.3	Saddlebrook Rental Management Agency Employment (incorporated by reference to Exhibit E*).

10.4	Form of Purchase Agreement (incorporated by reference to Exhibit H*).

10.5	Form of Deed (incorporated by reference to Exhibit I*).

10.6	Form of Bill of Sale (incorporated by reference to Exhibit J*).

10.7	Loan Agreement between the Registrant and SunTrust Bank, dated November 1, 2004 (incorporated by reference from the Registrants Form 10-Q for the quarterly period ended September 30, 2004).

10.8	Second Amended and Restated Mortgage, Security Agreement and Fixture Filing, between the Registrant and SunTrust Bank, dated November 1, 2004 (incorporated by reference to Registrants Form 10-Q for the quarterly period ended September 30, 2004).

10.9	Promissory Note ($12 million) made by the Registrant and payable to SunTrust Bank, dated November 1, 2004 (incorporated by reference to Registrants Form 10-Q for the quarterly period ended September 30, 2004).

10.10	Revolving Line of Credit Promissory Note ($5 million) made by the Registrant and payable to SunTrust Bank, dated January 31, 2007

14.1	Code of Ethics

31.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Identification of exhibit incorporated by reference from the Registration Statement No. 2-65481 previously filed by Registrant, effective December 28, 1979.
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SADDLEBROOK RESORTS, INC.
(Registrant)

Date: April 13, 2007	/s/ Donald L. Allen

Donald L. Allen
Vice President and Treasurer
(Principal Financial and
Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on April 13, 2007.

/s/ Thomas L. Dempsey	/s/ Richard Boehning

Thomas L. Dempsey	Richard Boehning
Chairman of the Board and	Director and Chief Marketing Officer
Chief Executive Officer
(Principal Executive Officer)

/s/ Gregory R. Riehle	/s/ Maureen Dempsey

Gregory R. Riehle	Maureen Dempsey
Director, Vice President	Director, Vice President
and Secretary	and Assistant Secretary

/s/ Diane L. Riehle

Diane L. Riehle
Director, Vice President
and Assistant Secretary

Saddlebrook Resorts, Inc.
Index
December 31, 2006 and 2005

Page(s)
Saddlebrook Resorts, Inc.

Reports of Independent Registered Certified Public Accounting Firms	19-20

Financial Statements

Balance Sheets as of December 31, 2006 and 2005	21

Statements of Operations for the years ended December 31, 2006, 2005 and 2004	22

Statements of Changes in Shareholder’s Equity for the years ended December 31, 2006, 2005 and 2004	23

Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004	24

Notes to Financial Statements	25-32

Saddlebrook Rental Pool Operation

Reports of Independent Registered Certified Public Accounting Firms	33-34

Financial Statements

Balance Sheets as of December 31, 2006 and 2005	35

Statements of Operations for the years ended December 31, 2006, 2005 and 2004	36

Statements of Changes in Participants’ Fund Balance for the years ended December 31, 2006, 2005 and 2004	37

Notes to Financial Statements	38

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholder of
Saddlebrook Resorts, Inc.
We have audited the accompanying balance sheet of Saddlebrook Resorts, Inc. as of December 31, 2006, and the related statements of operations, changes in shareholder’s equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Saddlebrook Resorts, Inc. as of December 31, 2006, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.
/s/ Aidman Piser & Company, P.A.
Tampa, Florida
April 12, 2007

Report of Independent Registered Certified Public Accounting Firm
To the Board of Directors and Shareholder of Saddlebrook Resorts, Inc.
In our opinion, the accompanying balance sheet and the related statements of operations, of changes in shareholder’s equity and of cash flows present fairly, in all material respects, the financial position of Saddlebrook Resorts, Inc. (the “Company”) at December 31, 2005, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers, LLP
Orlando, Florida
September 11, 2006

Saddlebrook Resorts, Inc.
Balance Sheets
December 31, 2006 and 2005

	2006	2005
Assets
Current assets
Cash and cash equivalents	$977,849	$1,030,283
Escrowed cash	536,250	468,956
Short-term investments	375,000	375,000
Short-term escrowed investments	197,561	—
Trade accounts receivable, net of allowances for doubtful accounts of $47,547 and $45,419	2,451,792	2,514,867
Due from related parties	4,745,234	3,235,465
Resort inventory and supplies	1,549,348	1,381,747
Prepaid expenses and other assets	844,373	777,460

Total current assets	11,677,407	9,783,778
Property, buildings and equipment, net	24,703,749	23,378,224
Deferred charges, net	48,330	64,638

Total assets	$36,429,486	$33,226,640

Liabilities and Shareholder’s Equity
Current liabilities
Current portion of notes payable	$800,004	$800,004
Current portion of capital leases	154,645	178,854
Line of credit	1,000,000	—
Escrowed deposits	733,810	468,956
Accounts payable	1,172,970	1,091,700
Accrued rental distribution	690,433	767,165
Accrued expenses and other liabilities	2,393,000	2,326,927
Current portion of deferred income	778,646	714,587
Guest deposits	1,398,451	1,245,190
Due to related parties	2,488,702	1,675,965

Total current liabilities	11,610,661	9,269,348
Notes payable due after one year	9,466,654	10,266,658
Capital lease obligations due after one year	127,845	290,863
Long-term portion of deferred income	1,609,202	1,618,060

Total liabilities	22,814,362	21,444,929

Commitments and contingencies (Notes 4 and 9)

Shareholder’s equity
Common stock, $1 par, 100,000 shares authorized, issued and outstanding	100,000	100,000
Additional paid-in capital	1,013,127	1,013,127
Retained earnings	12,501,997	10,668,584

Total shareholder’s equity	13,615,124	11,781,711

Total liabilities and shareholder’s equity	$36,429,486	$33,226,640

The accompanying notes are an integral part of these financial statements.

Saddlebrook Resorts, Inc.
Statements of Operations
Years ended December 31, 2006, 2005 and 2004

	2006	2005	2004
Resort revenues (Note 7)	$43,608,192	$40,673,774	$40,020,142

Costs and expenses:
Operating costs of resort (Note 7)	32,151,174	30,693,354	29,698,436
Sales and marketing	2,712,147	2,581,581	2,718,732
General and administrative	4,415,405	3,814,695	3,972,061

Depreciation	1,824,697	1,804,948	1,783,114

Total costs and expenses	41,103,423	38,894,578	38,172,343

Net operating income before other expenses and (income)	2,504,769	1,779,196	1,847,799

Other expenses & (income):
Interest expense	807,935	661,237	1,726,693
Interest income	(80,912)	(50,584)	(102,943)
Write off of debt issue costs	—	—	344,776
Litigation settlement (net)	—	—	(3,177,832)
Other (income) expense	(55,667)	(52,129)	36,055

Total other expense (income)	671,356	558,524	(1,173,251)

Net income	$1,833,413	$1,220,672	$3,021,050

The accompanying notes are an integral part of these financial statements.

Saddlebrook Resorts, Inc.
Statements of Changes in Shareholder’s Equity
Years ended December 31, 2006, 2005 and 2004

		Additional		Total
	Common	Paid-In	Retained	Shareholder’s
	Stock	Capital	Earnings	Equity
Balances at December 31, 2003	$100,000	$1,013,127	$6,426,862	$7,539,989
Net income	—	—	3,021,050	3,021,050

Balances at December 31, 2004	100,000	1,013,127	9,447,912	10,561,039
Net income	—	—	1,220,672	1,220,672

Balances at December 31, 2005	100,000	1,013,127	10,668,584	11,781,711
Net income	—	—	1,833,413	1,833,413

Balances at December 31, 2006	$100,000	$1,013,127	$12,501,997	$13,615,124

The accompanying notes are an integral part of these financial statements.

Saddlebrook Resorts, Inc.
Statements of Cash Flows
Years ended December 31, 2006, 2005 and 2004

	2006	2005	2004
Cash flows from operating activities
Net income	$1,833,413	$1,220,672	$3,021,050
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,841,005	1,821,256	1,819,047
Write off of debt issue costs	—	—	344,776
(Gain) loss on disposal of property, buildings and equipment	(17,638)	(67,791)	14,635
Additions to allowance for doubtful accounts	2,128	13,440	10,320
Change in assets and liabilities
(Increase) decrease in
Escrowed cash	(343,246)	2,781,406	(3,001,447)
Escrowed investments	(197,561)	399,576	995
Trade accounts receivable	60,948	(227,884)	(663,484)
Resort inventory and supplies	(167,601)	132,786	(174,075)
Prepaid expenses and other assets	(66,913)	(66,411)	466,200
Increase (decrease) in
Escrowed deposits	540,806	(3,180,982)	3,000,452
Accounts payable	81,270	286,679	3,033
Accrued rental distribution	(76,732)	(43,004)	111,174
Accrued expenses and other liabilities	66,073	22,091	735,169
Deferred income	55,201	288,261	228,354
Guest deposits	153,261	(221,295)	86,439

Net cash provided by operating activities	3,764,414	3,158,800	6,002,638

Cash flows from investing activities
Proceeds from sales of equipment	71,471	140,100	400
Capital expenditures	(3,204,056)	(2,020,538)	(2,033,463)
Investments	—	—	(75,000)

Net cash used in investing activities	(3,132,585)	(1,880,438)	(2,108,063)

Cash flows from financing activities
Proceeds from line of credit/notes payable	1,000,000		17,000,000
Payments on notes payable	(800,004)	(800,004)	(24,817,910)
Proceeds from capital leases	—	559,592	—
Payments on capital leases	(187,227)	(159,310)	(24,792)
Debt issue costs	—	—	(83,729)
Net advances to related parties	(697,032)	(571,488)	(443,728)

Net cash used in financing activities	(684,263)	(971,210)	(8,370,159)

Net increase (decrease) in cash and cash equivalents	(52,434)	307,152	(4,475,584)
Cash and cash equivalents, beginning of year	1,030,283	723,131	5,198,715

Cash and cash equivalents, end of year	$977,849	$1,030,283	$723,131

Supplemental disclosure
Cash paid for interest	$791,627	$644,929	$1,690,760

Noncash financing and investing activities
Capital lease obligation	$282,490	$469,717	$69,435
The accompanying notes are an integral part of these financial statements.

Saddlebrook Resorts, Inc.
Notes to Financial Statements
December 31, 2006 and 2005
1.	Organization and Business

Saddlebrook Resorts, Inc. (the “Company”), a wholly-owned subsidiary of Saddlebrook Holdings, Inc. (“SHI” or the “Parent Company”), was incorporated in the State of Florida in June 1979 at which time it purchased a golf course and tennis complex, as well as certain undeveloped land, located in Pasco County, Florida, which was developed as a resort-condominium and residential homes project. Property improvements for the resort include condominiums, of which most were sold to outside parties. The majority of the condominium units sold are provided as hotel accommodations by their owners under a Rental Pool and Agency Appointment Agreement (the “Rental Pool”). Other resort facilities include two 18-hole golf courses, 45 tennis courts, three swimming pools, three restaurants, a convention facility with approximately 95,000 square feet of meeting and function space, a health spa, a fitness center, shops and other facilities necessary for the operation of a resort.

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

Investments

Investments held at December 31, 2006 consist of a Certificate of U.S. Treasury Securities and a Certificate of Deposit yielding interest between 2.96% and 4.94%, which mature through April 2007. Investments are held to maturity and recorded at amortized cost, which approximates fair market value. Escrowed investments relate to Rental Pool unit owner deposits for the maintenance reserve fund.

Accounts Receivable

Substantially all of the Company’s accounts receivable is due from direct billings to companies or individuals who hold conferences or large group stays at the resort. Other receivables include quarterly membership fees and credit card charges. The Company performs ongoing credit evaluations of its customers’ financial conditions and establishes an allowance for doubtful accounts based upon factors surrounding specific customers, historical trends and other information. The Company generally does not require collateral or other security to support accounts receivable, although advance deposits may be required in certain circumstances.

Resort Inventory and Supplies

Inventory includes operating materials and supplies, principally food and beverage, golf and tennis merchandise, and is accounted for at the lower of first-in, first-out cost or market.

Saddlebrook Resorts, Inc.
Notes to Financial Statements
December 31, 2006 and 2005
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

Accumulated amortization amounted to approximately $35,400 and $19,100 at December 31, 2006 and 2005, respectively. Amortization expense for deferred charges amounted to approximately $16,300 for each of the years ended December 31, 2006 and 2005.

Deferred Income

Deferred income includes deferred liabilities related to the sale of gift certificates, prepaid dues, and deferred income of membership initiation fees. Revenue from gift certificates is recorded when the certificate is redeemed. Revenue from dues is recorded over the annual membership period, and the deferred membership initiation fees are recognized over the historical average life of a membership which approximates 12 years.

Resort Revenues

Resort revenues are recognized as services are performed or products are delivered with the exception of initiation fee revenue, which is recognized over the average life of our memberships. Resort revenues also include rental revenues for condominium units owned by third parties participating in the Rental Pool. If these rental units were owned by the Company, normal costs associated with ownership such as depreciation, real estate taxes, unit maintenance and other costs would have been incurred. Instead, operating costs of resort for the years ended December 31, 2006, 2005 and 2004 include rental pool distributions to condominium unit owners approximating $4,800,000, $4,700,000 and $4,600,000, respectively.

Income Taxes

The Company is currently a member of a Qualified Subchapter S Subsidiary Group. Accordingly, no income tax expense was reflected in the Company’s operating results as the tax is assessed to the shareholders of its parent company.

Saddlebrook Resorts, Inc.
Notes to Financial Statements
December 31, 2006 and 2005
Employee Benefit Plans

The Company sponsors a defined contribution plan (the “Plan”), which provides retirement benefits for all eligible employees who have elected to participate. Employees must fulfill a one year service requirement to be eligible. The Company currently matches one-half of the first 2% of an employee’s contribution. Company contributions approximated $53,000, $55,000 and $53,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

Recent Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) has announced a new interpretation, FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), which will be effective for fiscal years beginning after December 15, 2006. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109 “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN 48 did not have a material impact on the Company’s financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is effective for the Company’s fiscal 2008 financial statements and is not expected to have a material impact upon adoption.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 clarifies the definition of fair value, describes methods used to appropriately measure fair value, and expands fair value disclosure requirements. This statement is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 157 will have no material impact on the Company’s financial statements.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides guidance on the process of quantifying financial statement misstatements, advising companies to use both a balance sheet (“iron curtain”) and an income statement (“rollover”) approach when quantifying and evaluating the materiality of a misstatement. Under the guidance of SAB 108, companies will be required to adjust their financial statements if either the iron curtain or rollover approach results in the quantification of a material misstatement. The adoption of SAB 108 did not have an effect on the Company’s financial statements.

Saddlebrook Resorts, Inc.
Notes to Financial Statements
December 31, 2006 and 2005
3.	Escrowed Cash

Escrowed cash, restricted as to use, as of December 31, is comprised of the following:

	2006	2005
Rental pool unit owner deposits for maintenance reserve fund held in a bank account which bears an interest rate of 1.36%	$517,680	$441,433
Security deposits held on long-term rentals	18,570	27,523

	$536,250	$468,956

4.	Property, Buildings and Equipment, Net

Property, buildings and equipment as of December 31, consist of the following:

	Estimated
	Useful
	Lives	2006	2005
Land and land improvements		$6,809,179	$4,859,372
Buildings and recreational facilities	10–40	27,415,173	26,597,059
Machinery and equipment	5–15	15,191,068	14,942,049
Construction in progress		418,353	441,875

		49,833,773	46,840,355
Accumulated depreciation		(25,130,024)	(23,462,131)

		$24,703,749	$23,378,224

Substantially all property, buildings and equipment are mortgaged, pledged or otherwise subject to lien under a loan agreement (Note 6).

Depreciation expense amounted to approximately $1,825,000, $1,805,000 and $1,783,000, for the years ended December 31, 2006, 2005 and 2004, respectively.

The Company leases equipment under agreements which are classified as capital leases. The equipment and obligations related to the lease are recorded at the present value of the minimum lease payments. During 2006, 2005 and 2004, the Company recorded approximately $17,000, $28,000 and $7,000, respectively, of interest expense related to the leases. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets. Total depreciation expense on the assets under lease was approximately $114,300, $129,100 and $28,200 for the years ended December 31, 2006, 2005 and 2004, respectively. Future minimum lease payments under these leases are payable as follows:

Saddlebrook Resorts, Inc.
Notes to Financial Statements
December 31, 2006 and 2005

2007	$165,416
2008	131,194

296,610
Less: Amount representing interest	14,120

$282,490

The Company also leases equipment under operating leases. Some of the leases contain annual renewal options after the initial lease term. Lease expense amounted to $206,000, $249,000 and $217,000 for the years ended December 31, 2006, 2005 and 2004, respectively. Future minimum lease payments under noncancelable operating leases with initial lease terms in excess of one year are as follows:

2007	$90,206
2008	32,052
2009	32,052
2010	16,026
2011 and thereafter	—

$170,336

5.	Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities as of December 31, consist of the following:

	2006	2005
Accrued payroll and related expenses	$1,183,699	$1,125,312
Accrued insurance	907,633	974,532
Other accrued expenses and liabilities	301,668	227,083

	$2,393,000	$2,326,927

6.	Notes Payable

Notes payable consist of the following:

	2006	2005
Note payable to lender, 5 year term (maturity date of November 1, 2009), interest rate at 2% over the one month LIBOR index, monthly principal and interest payments, collateralized by all current and subsequently acquired real and personal property	$10,266,658	$11,066,662
Less: Current portion	(800,004)	(800,004)

	$9,466,654	$10,266,658

Saddlebrook Resorts, Inc.
Notes to Financial Statements
December 31, 2006 and 2005
On November 1, 2004, the Company refinanced $12 million of the note payable due on June 30, 2013 with a new term note with a new lender. As part of the refinancing, the Company paid the remaining principal balance due under the prior note. The new term note is due November 1, 2009, and requires monthly principal payments of $66,667, together with monthly payment of all accrued interest. The new term note bears interest at 2% over the one month LIBOR index. The rate at December 31, 2006 was 7.32%.
The Company has the ability to obtain an additional $5 million under a line of credit facility from the same lender under the same terms of the agreement subject to specific covenants until January 31, 2008. As of December 31, 2006, the outstanding balance related to this line was $1,000,000.
Future maturities of Notes Payable are as follows:

2007	$800,004
2008	800,004
2009	8,666,650
$10,266,658
7. Resort Revenues and Operating Costs of Resort
Resort revenues and operating costs of resort are comprised of the following:

	Year Ended December 31,
	2006	2005	2004
Resort Revenues
Room revenue subject to rental pool agreement	$12,005,201	$11,589,794	$11,501,652
Food and beverage	15,259,409	13,451,252	13,427,166
Resort facilities and other	16,343,582	15,632,728	15,091,324

	$43,608,192	$40,673,774	$40,020,142

Operating Costs of Resort
Distribution to rental pool participants	$4,840,873	$4,672,047	$4,607,151
Food and beverage	12,251,041	11,070,251	10,572,221
Resort facilities and other	15,059,260	14,951,056	14,519,064

	$32,151,174	$30,693,354	$29,698,436

Saddlebrook Resorts, Inc.
Notes to Financial Statements
December 31, 2006 and 2005
8. Related Party Transactions
Amounts due from related parties as of December 31, are comprised of the following:

	2006	2005
Saddlebrook Resort Condominium Association, Inc.	$133,879	$75,026
Saddlebrook Holdings, Inc.	3,916,278	2,586,962
Dempsey and Daughters, Inc.	597,312	532,195
Dempsey Resort Management, Inc.	70,391	3,192
Saddlebrook Properties LLC	3,716	3,666
Saddlebrook Realty, Inc.	6,658	12,439
Saddlebrook Investments, Inc.	343	4,271
Other	16,657	17,714

	$4,745,234	$3,235,465

Amounts due to related parties as of December 31, are comprised of the following:

	2006	2005
Saddlebrook International Tennis, Inc.	$2,488,702	$1,675,965

The Company currently funds expenditures for SHI, the Company’s parent, which are offset by dividends, declared to SHI, if necessary. SHI’s expenditures include dividends to its shareholders, which are primarily income taxes related to the operations of SHI and its subsidiaries.
Saddlebrook International Tennis, Inc. (“SIT”) operates is a tennis training facility and preparatory school operating at the resort. SIT is solely owned by SHI. SIT owns 10 condominium units at the Resort, two of which participate in the Rental Pool Operation. The Company received revenue from SIT for services provided to SIT guests, which amounted to approximately $1,739,000, $1,579,000 and $1,443,000, for the years ended December 31, 2006, 2005 and 2004, respectively. In addition, the Company was reimbursed for actual expenses and other costs incurred on behalf of SIT.
Saddlebrook Investments, Inc. is a broker/dealer for sales of Saddlebrook Resort condominium units. Saddlebrook Realty, Inc. is a broker for the sale of other general real estate. These companies are solely owned by the shareholder of the Company’s parent. The Company was reimbursed for actual expenses and costs incurred on behalf of these entities.
Dempsey and Daughters, Inc. holds certain tracts of real estate and owns 24 individual condominium units at the Resort, 10 of which participate in the Rental Pool Operation. This company is solely owned by SHI. The Company was reimbursed for actual expenses incurred on behalf of Dempsey and Daughters, Inc.

Saddlebrook Resorts, Inc.
Notes to Financial Statements
December 31, 2006 and 2005
The Company performs certain accounting and property management activities on behalf of the Saddlebrook Resort Condominium Association (the “Association”) and is reimbursed for expenses paid on behalf of the Association. Expenses paid on behalf of and services provided to the Association amounted to approximately $1,729,000, $1,504,000 and $1,382,000, for the years ended December 31, 2006, 2005 and 2004, respectively.
Other related party receivables and payables consist of transactions with several other entities, along with receivables from employees for resort charges and travel advances.
9. Commitments and Contingencies
The Company is involved in litigation in the ordinary course of business. In the opinion of management, these matters are adequately covered by insurance or indemnification from other third parties and/or the effect, if any, of these claims is not material to the reported financial condition or results of operations of the Company as of December 31, 2006.
10. Insurance
In 1993, the Company invested in and formed a captive insurance company, Resort Hotel Insurance Company (RHIC), with other resorts participating in Resort Hotel Association (RHA), an insurance risk purchasing group. The Company retains an equity interest in and pays insurance premiums to RHIC. The Company’s ownership is less than 10% and all amounts contributed as capital ($122,950 as of December 31, 2006) and the increase in equity cumulative to date ($179,874 as of December 31, 2006) are recorded as a component of prepaid expenses and other assets. Any change in equity is reflected as a component of other income in the Statements of Operations. The Company’s investment approximates the proportionate net book value of the insurance company at December 31, 2006. The Company’s stock in RHIC is restricted and may not be sold in the open market. The Company may withdraw from RHA annually at the renewal date of any of its property or casualty policies.
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
We have audited the accompanying balance sheet of Saddlebrook Rental Pool Operation (funds created for participants who have entered into a rental pool agreement as explained in Note 1) as of December 31, 2006, and the related statements of operations and changes in participants’ fund balance for the year then ended. These financial statements are the responsibility of the rental pool operator’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Saddlebrook Rental Pool Operation. as of December 31, 2006, and the results of its operations and the changes in participants’ fund balance for the year then ended in conformity with accounting principles generally accepted in the United States of America.
/s/ Aidman, Piser & Company, P.A.
Tampa, Florida
April 12, 2007

Report of Independent Registered Certified Public Accounting Firm
To the Board of Directors of Saddlebrook
Resorts, Inc., as Operators under the Saddlebrook
Rental Pool and Agency Appointment Agreement
In our opinion, the accompanying balance sheet and the related statements of operations, and of changes in participants’ fund balance present fairly, in all material respects, the financial position of Saddlebrook Rental Pool Operation (funds created for participants who have entered into a rental pool agreement as explained in Note 1) at December 31, 2005, and the results of its operations and the changes in participants’ fund balance for each of the two years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the rental pool operator’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers, LLP
Orlando, Florida
September 11, 2006

Saddlebrook Rental Pool Operation
Balance Sheets
December 31, 2006 and 2005

	2006	2005
Distribution Fund

Assets
Receivable from Saddlebrook Resorts, Inc.	$691,861	$719,793

Liabilities and Participants’ Fund Balance
Due to participants for rental pool distribution	$590,663	$607,008
Due to maintenance escrow fund	101,198	112,785

	$691,861	$719,793

Maintenance Escrow Fund

Assets
Cash in bank	$715,241	$441,433
Receivables
Distribution fund	101,198	112,785
Interest	268	—
Owner payments	—	31,108
Prepaid expenses and other assets	788	16,186
Linen inventory	77,155	26,498

	$894,650	$628,010

Liabilities and Participants’ Fund Balance
Due to Saddlebrook Resorts, Inc.	$124,745	$50,908
Other	—	10,652
Participants’ fund balance	769,905	566,450

	$894,650	$628,010

The accompanying notes are an integral part of these financial statements.

Saddlebrook Rental Pool Operation
Statements of Operations
Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
Distribution Fund

Rental pool revenues	$12,005,201	$11,589,794	$11,501,652

Deductions
Marketing fee	900,390	869,235	862,624
Management fee	1,500,650	1,448,724	1,437,707
Travel agent commissions	418,246	445,167	513,125
Credit card expense	216,087	196,234	184,603
Bad debt expense and other	1,000	6,000	6,000

	3,036,373	2,965,360	3,004,059

Net rental income	8,968,828	8,624,434	8,497,593
Operator share of net rental income	(4,035,972)	(3,880,995)	(3,823,917)

Other revenues (expenses)
Complimentary room revenues	63,932	73,450	80,026
Minor repairs and replacements	(155,915)	(144,842)	(146,551)

Amounts available for distribution to participants and maintenance escrow fund	$4,840,873	$4,672,047	$4,607,151

The accompanying notes are an integral part of these financial statements.

Saddlebrook Rental Pool Operation
Statements of Changes in Participants’ Fund Balance
Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
Distribution Fund

Balances, beginning of period	$—	$—	$—

Additions
Amounts available for distribution	4,840,873	4,672,047	4,607,151

Reductions
Amounts withheld for maintenance escrow fund	(804,901)	(791,052)	(783,235)
Amounts accrued or paid to participants	(4,035,972)	(3,880,995)	(3,823,916)

Balances, end of period	$—	$—	$—

Maintenance Escrow Fund

Balances, beginning of period	$566,450	$3,735,450	$1,089,720

Additions
Amount withheld from distribution fund	804,901	791,052	783,235
Unit owner payments	65,883	1,207,780	6,807,301
Interest earned	18,720	15,357	41,852

Reductions
Unit renovations	(307,469)	(4,595,843)	(4,381,219)
Refunds of excess amounts in escrow accounts	(25,205)	(38,612)	(58,775)
Maintenance charges	(281,863)	(303,988)	(310,469)
Linen amortization	(71,512)	(244,746)	(236,195)

Balances, end of period	$769,905	$566,450	$3,735,450

The accompanying notes are an integral part of these financial statements.

Saddlebrook Rental Pool Operation
Notes to Financial Statements
December 31, 2006 and 2005
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