Form 10-Q
period 2007-03-31
SADDLEBROOK RESORTS INC
filed 2007-05-14
CIK 313151

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
SADDLEBROOK RESORTS, INC.
BALANCE SHEETS

	March 31,
	2007	December 31,
	(Unaudited)	2006
Assets
Current assets:
Cash and cash equivalents	$1,840,585	$977,849
Escrowed cash	379,278	536,250
Short-term investments	375,000	375,000
Short-term escrowed investments	197,508	197,561
Accounts receivable, net	6,947,491	2,451,792
Due from related parties	4,975,630	4,745,234
Inventory and supplies	1,523,391	1,549,348
Prepaid expenses and other current assets	1,399,276	844,373

Total current assets	17,638,159	11,677,407
Property, buildings and equipment, net	24,374,684	24,703,749
Deferred charges, net	44,253	48,330

Total assets	$42,057,096	$36,429,486

Liabilities and Shareholder’s Equity
Current liabilities:
Current portion of notes payable	$800,004	$800,004
Current portion of capital leases	156,604	154,645
Current portion of line of credit	1,750,000	1,000,000
Escrowed deposits	576,785	733,810
Accounts payable	1,087,264	1,172,969
Accrued rental distribution	2,303,258	690,433
Accrued expenses and other liabilities	2,351,318	2,393,000
Current portion of deferred income	823,760	778,646
Guest deposits	1,210,725	1,398,451
Due to related parties	2,879,866	2,488,702

Total current liabilities	13,939,584	11,610,661
Notes payable due after one year	9,266,653	9,466,654
Capital lease obligations due after one year	87,952	127,845
Long-term portion of deferred income	1,613,027	1,609,202

Total liabilities	24,907,216	22,814,362

Shareholder’s equity:
Common stock, $1.00 par value, 100,000 shares authorized and outstanding	100,000	100,000
Additional paid-in capital	1,013,127	1,013,127
Accumulated earnings	16,036,753	12,501,997

Total shareholder’s equity	17,149,880	13,615,124

	$42,057,096	$36,429,486

The accompanying Notes to Financial Statements are
an integral part of these financial statements

SADDLEBROOK RESORTS, INC.
STATEMENTS OF OPERATIONS
AND ACCUMULATED EARNINGS
(Unaudited)

	Three months ended
	March 31,
	2007	2006
Resort revenues	$17,026,581	$16,788,146

Costs and expenses:
Operating costs	10,889,809	10,559,512
Sales and marketing	739,883	700,826
General and administrative	1,177,828	1,069,948
Depreciation	482,276	473,230

Total costs and expenses	13,289,796	12,803,516

Net operating income before other expenses and (income)	3,736,785	3,984,630

Other expenses & (income):
Interest income	(11,743)	(14,035)
Other expense	(5,969)	(6,256)
Interest expense	219,741	189,587

Total other expenses & (income)	202,029	169,296

Net income	3,534,756	3,815,334

Accumulated earnings at beginning of period	12,501,997	10,668,584

Accumulated earnings at end of period	$16,036,753	$14,483,918

The accompanying Notes to Financial Statements are
an integral part of these financial statements

SADDLEBROOK RESORTS, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended
	March 31,
	2007	2006
Operating activities:
Net income	$3,534,756	$3,815,334
Non-cash items included in net income:
Provision for doubtful accounts	—	2,112
Depreciation	482,276	473,230
Amortization of debt financing costs	4,077	4,077
Loss on sale of assets	56,161	190
Decrease (increase) in:
Accounts receivable	(4,495,699)	(3,513,257)
Inventory and supplies	25,957	(12,886)
Prepaid expenses and other assets	(554,903)	(511,656)
Increase (decrease) in:
Accounts payable	(85,706)	(19,541)
Guest deposits	(187,726)	185,141
Accrued expenses and other liabilities	1,571,143	1,899,418
Deferred income	48,939	365,550

Cash flow provided by operating activities	399,275	2,687,712

Investing activities:
Capital expenditures	(209,372)	(89,695)

Cash flow used in investing activities	(209,372)	(89,695)

Financing activities:
Proceeds from line of credit	750,000	—
Payments on notes payable	(200,001)	(200,001)
Payments on capital lease obligations	(37,934)	(43,776)
Net payments (to) from related parties	160,768	(235,398)

Cash flow used in financing activities	672,833	(479,175)

Net increase in cash	862,736	2,118,842
Cash at beginning of period	977,849	1,030,283

Cash at end of period	$1,840,585	$3,149,125

Supplemental disclosure of cash flow information:
Cash paid for interest	$217,000	$186,000

The accompanying Notes to Financial Statements are
an integral part of these financial statements.

SADDLEBROOK RESORTS, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
Note 1. Basis of Presentation
Saddlebrook Resorts, Inc. (the “Company”) developed and operates Saddlebrook Resort, which is a condominium hotel and resort located in Wesley Chapel, Florida.
The Company’s accompanying balance sheet for March 31, 2007, and its statements of operations and accumulated earnings and cash flows for the periods ended March 31, 2007 and 2006, are unaudited but reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature.
The Company’s business is seasonal. Therefore, the results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the full fiscal year.
These financial statements and related notes are presented for interim periods in accordance with the requirements of Form 10-Q and, consequently, do not include all disclosures normally provided in the Company’s Annual Report on Form 10-K. Accordingly, these financial statements and related notes should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
Note 2. Accounts Receivable

	March 31,
	2007	December 31,
	(Unaudited)	2006
Trade accounts receivable	$6,995,038	$2,499,339
Less reserve for bad debts	(47,547)	(47,547)

	$6,947,491	$2,451,792

Note 3. Property, Buildings and Equipment

	March 31,
	2007	December 31,
	(Unaudited)	2006
Land and land improvements	$6,809,179	$6,809,179
Buildings and recreational facilities	27,425,247	27,415,173
Machinery and equipment	15,529,760	15,191,068
Construction in progress	209,442	418,353

	49,973,628	49,833,773
Less accumulated depreciation	(25,598,944)	(25,130,024)

	$24,374,684	$24,703,749

The Company’s property, buildings and equipment are pledged as security for its debt (see Note 5).
Note 4. Deferred Charges

	March 31,
	2007	December 31,
	(Unaudited)	2006
Debt issue costs	$83,730	$83,730
Less accumulated amortization	(39,477)	(35,400)

	$44,253	$48,330

Note 5. Notes Payable
The Company’s term note is due November 1, 2009, and requires monthly principal payments of $66,667, together with monthly payment of all accrued interest. The term note bears interest at 2% over the one month LIBOR index. The rate at March 31, 2007 was 7.32%.
The Company has the ability to obtain an additional $5 million under a line of credit facility from the same lender under the terms of the agreement subject to specific covenants. The Company had an outstanding balance of $1,750,000 at March 31, 2007.
Note 6. Related Party Receivables and Payables
Related party receivables and payables at March 31, 2007 and December 31, 2006 are the result of net intercompany transactions and cash transfers between the Company and its shareholder company and affiliated companies.
Note 7. Income Taxes
The Company is currently a member of a Qualified Subchapter S Subsidiary Group. Accordingly, no income tax expense was reflected in the Company’s operating results as the tax is assessed to the shareholders of its parent company.

SADDLEBROOK RENTAL POOL OPERATION
BALANCE SHEETS
DISTRIBUTION FUND

	March 31,
	2007	December 31,
	(Unaudited)	2006
Assets
Receivable from Saddlebrook Resorts, Inc.	$2,257,743	$691,861

Liabilities and Participants’ Fund Balance
Due to participants for rental pool distribution	$1,872,542	$590,663
Due to maintenance escrow fund	385,201	101,198

	$2,257,743	$691,861

MAINTENANCE ESCROW FUND

	March 31,
	2007	December 31,
	(Unaudited)	2006
Assets
Cash and cash equivalents	$559,685	$715,241
Receivables:
Distribution fund	385,201	101,198
Interest	247	268
Linen inventory	52,237	77,155
Prepaid expenses and other assets	1,144	788

	$998,514	$894,650

Liabilities and Participants’ Fund Balance
Accounts payable	$50,691	$124,745
Participants’ fund balance	947,823	769,905

	$998,514	$894,650

SADDLEBROOK RENTAL POOL OPERATION
STATEMENTS OF OPERATIONS
(Unaudited)
DISTRIBUTION FUND

	Three months ended
	March 31,
	2007	2006
Rental pool revenue	$5,557,244	$5,531,242

Deductions:
Marketing fee	416,793	414,843
Management fee	694,656	691,405
Travel agent commissions	194,464	164,247
Credit card expense	90,126	90,773
Provision for bad debts	0	1,000

	1,396,039	1,362,268

Net rental income	4,161,205	4,168,974
Less operator share of net rental income	(1,872,542)	(1,876,038)
Other revenues (expenses):
Complimentary room revenues	19,151	20,613
Minor repairs and replacements	(50,071)	(35,263)

Amount available for distribution	$2,257,743	$2,278,286

SADDLEBROOK RENTAL POOL OPERATION
STATEMENTS OF CHANGES IN PARTICIPANTS’ FUND BALANCES
(Unaudited)
DISTRIBUTION FUND

	Three months ended
	March 31,
	2007	2006
Balance at beginning of period	$—	$—

Additions:
Amount available for distribution	2,257,743	2,278,286

Reductions:
Amount withheld for maintenance escrow fund	(385,201)	(402,248)
Amount accrued or paid to participants	(1,872,542)	(1,876,038)

Balance at end of period	$—	$—

MAINTENANCE ESCROW FUND

	Three months ended
	March 31,
	2007	2006
Balance at beginning of period	$769,905	566,450

Additions:
Amount withheld from distribution fund	385,201	402,248
Unit owner payments	7,306	28,871
Interest earned	6,171	2,505

Reductions:
Escrow account refunds	(8,292)	(8,952)
Maintenance charges	(47,321)	(56,741)
Unit renovations	(74,905)	(160,222)
Linen replacement	(90,242)	(10,996)

Balance at end of period	$947,823	$763,163

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
Liquidity and Capital Resources
The Company is currently participating in a project to redesign the shared entrance to its property, including the installation of a traffic light, widening of the existing entry and exit roads and installation of a new security/welcome center. The Company’s share of this joint project is expected to be approximately $370,000.
Future operating costs and planned expenditures for minor capital additions and improvements are expected to be adequately funded by the Company’s and its affiliates’ current cash reserves and cash generated by resort operations. The Company’s current debt agreement also contains a commitment for an additional $5,000,000, of which $1,750,000 was outstanding at March 31, 2007, provided the Company is in compliance with certain financial covenants. The Company’s financing from a third-party lender bears interest at 2% over the one month LIBOR index (7.32% at March 1, 2007) and matures on November 1, 2009.

Results of Operations
First quarter 2007 compared to first quarter 2006
The Company’s total revenues for the three months ended March 31, 2007 increased approximately $238,000, about 1%, from the first quarter of the prior year. Although the number of guests on property was down about 2% when compared with the first quarter of 2006, the average room rate improved by approximately 3%. The Company also experienced an increase in total food and beverage revenues of $322,000, or about 5% over the prior year. Total revenues for the Rental Pool Operation increased $26,000, less than 1% over the first quarter of 2006.
The increase of $486,000 in operating costs and expenses for the Company relates to the increases in revenues, along with other marginal increases in sales and marketing expenses and interest expense. The $34,000 in operating costs and expenses for the Rental Pool Operation is related to the increases in revenues along with an increase in travel agent commission expenses.
Net Income for the Company decreased $281,000 over the comparable period last year. Amounts available for distribution for the Rental Pool Operation decreased $21,000 from the first quarter of 2006. These decreases are directly related to the increases in operating costs, partially offset by the increases in revenues.
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

Item 4T. Controls and Procedures
The Company’s management, including the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures as of March 31, 2007, pursuant to Exchange Act Rule 15d-15. Based upon that evaluation, the Company’s Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2007 in timely alerting them to material information required to be included in the Company’s periodic SEC filings.
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
There were no significant changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2007 that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.
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

SADDLEBROOK RESORTS, INC.
(Registrant)

Date: May 14, 2007	/s/ Donald L. Allen
Donald L. Allen
Vice President and Treasurer
(Principal Financial and
Accounting Officer)