Form 10-Q
period 2007-06-30
SADDLEBROOK RESORTS INC
filed 2007-08-13
CIK 313151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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

 PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
SADDLEBROOK RESORTS, INC.
BALANCE SHEETS

	June 30,
	2007	December 31,
	(Unaudited)	2006
Assets
Current assets:
Cash and cash equivalents	$2,081,416	$977,849
Escrowed cash	632,229	536,250
Short-term investments	375,000	375,000
Short-term escrowed investments	195,233	197,561
Accounts receivable, net	3,571,962	2,451,792
Due from related parties	5,571,703	4,745,234
Inventory and supplies	1,471,255	1,549,348
Prepaid expenses and other current assets	1,398,615	844,373

Total current assets	15,297,413	11,677,407
Property, buildings and equipment, net	24,479,342	24,703,749
Deferred charges, net	40,176	48,330

Total assets	$39,816,931	$36,429,486

Liabilities and Shareholder’s Equity
Current liabilities:
Current portion of note payable	$800,004	$800,004
Current portion of capital leases	147,132	154,645
Line of credit	1,000,000	1,000,000
Escrowed deposits	827,462	733,810
Accounts payable	952,019	1,172,969
Accrued rental distribution	1,069,987	690,433
Accrued expenses and other liabilities	2,775,876	2,393,000
Current portion of deferred income	790,206	778,646
Guest deposits	1,091,784	1,398,451
Due to related parties	2,550,993	2,488,702

Total current liabilities	12,005,463	11,610,661
Note payable due after one year	9,066,652	9,466,654
Capital lease obligations due after one year	59,008	127,845
Long-term portion of deferred income	1,645,595	1,609,202

Total liabilities	22,776,718	22,814,362

Shareholder’s equity:
Common stock, $1.00 par value, 100,000 shares authorized and outstanding	100,000	100,000
Additional paid-in capital	1,013,127	1,013,127
Accumulated earnings	15,927,086	12,501,997

Total shareholder’s equity	17,040,213	13,615,124

	$39,816,931	$36,429,486

The accompanying Notes to Financial Statements are
an integral part of these financial statements

SADDLEBROOK RESORTS, INC.
STATEMENTS OF OPERATIONS
AND ACCUMULATED EARNINGS
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues	$10,571,901	$11,875,344	$27,598,482	$28,663,334

Costs and expenses:
Operating costs	8,191,144	8,528,502	19,080,953	19,087,858
Sales and marketing	732,666	687,463	1,472,549	1,388,290
General and administrative	1,081,479	1,048,123	2,259,307	2,118,072
Depreciation	495,002	436,873	977,278	910,103

Total costs and expenses	10,500,291	10,700,961	23,790,087	23,504,323

Net operating income before Other expenses and (income)	71,610	1,174,383	3,808,395	5,159,011

Other expenses (income)
Interest income	(21,731)	(35,047)	(33,474)	(49,082)
Other income	(18,743)	(13,470)	(24,712)	(19,725)
Interest expense	221,751	199,419	441,492	389,006

Total other expenses (income)	181,277	150,905	383,306	320,199

Net income (loss)	(109,667)	1,023,478	3,425,089	4,838,812

Accumulated earnings at beginning of period	16,036,753	14,483,918	12,501,997	10,668,584

Accumulated earnings at end of period	$15,927,086	$15,507,396	$15,927,086	$15,507,396

The accompanying Notes to Financial Statements are
an integral part of these financial statements

SADDLEBROOK RESORTS, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended
	June 30,
	2007	2006
Operating activities:
Net income	$3,425,089	$4,838,812
Non-cash items included in net income:
Provision for doubtful accounts	—	1,516
Depreciation	977,278	910,103
Amortization of debt financing costs	8,154	8,154
Loss (gain) on sale of assets	57,527	(17,638)
Decrease (increase) in:
Accounts receivable	(1,120,170)	(261,065)
Inventory and supplies	78,093	(68,168)
Prepaid expenses and other assets	(554,242)	(506,226)
Increase (decrease) in:
Accounts payable	(220,950)	(270,739)
Accrued rental distribution	379,554	575,163
Guest deposits	(306,667)	(205,719)
Accrued expenses and other liabilities	382,876	381,115
Deferred Income	47,953	228,090

Cash flow provided by operating activities	3,154,495	5,613,398

Investing activities:
Proceeds from sale of asset	4,900	71,471
Capital expenditures	(815,298)	(715,511)

Cash flow used in investing activities	(810,398)	(644,040)

Financing activities:
Payments on notes payable	(400,002)	(400,002)
Payments on capital lease obligations	(76,350)	(112,775)
Net payments to related parties	(764,178)	(1,314,204)

Cash flow used in financing activities	(1,240,530)	(1,826,981)

Net increase in cash	1,103,567	3,142,377
Cash at beginning of period	977,849	1,030,283

Cash at end of period	$2,081,416	$4,172,660

Supplemental disclosure of cash flow information:
Cash paid for interest	$433,338	$380,852

The accompanying Notes to Financial Statements are
an integral part of these financial statements.

SADDLEBROOK RESORTS, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
Note 1. Basis of Presentation
Saddlebrook Resorts, Inc. (the “Company”) developed and operates Saddlebrook Resort, which is a condominium hotel and resort located in Wesley Chapel, Florida.
The Company’s accompanying balance sheet for June 30, 2007, and its statements of operations and accumulated earnings and cash flows for the periods ended June 30, 2007 and 2006, are unaudited but reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature.
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
Note 2. Accounts Receivable

	June 30,
	2007	December 31,
	(Unaudited)	2006
Trade accounts receivable	$3,619,509	$2,499,339
Less allowance for bad debts	(47,547)	(47,547)

	$3,571,962	$2,451,792

Note 3. Property, Buildings and Equipment

	June 30,
	2007	December 31,
	(Unaudited)	2006
Land and land improvements	$6,809,179	$6,809,179
Buildings and recreational facilities	27,431,855	27,415,173
Machinery and equipment	15,771,562	15,191,068
Construction in progress	452,756	418,353

	50,465,352	49,833,773
Less accumulated depreciation	(25,986,010)	(25,130,024)

	$24,479,342	$24,703,749

The Company’s property, buildings and equipment are pledged as security for its debt (see Note 5).
Note 4. Deferred Charges

	June 30,
	2007	December 31,
	(Unaudited)	2006
Debt issue costs	$83,730	$83,730
Less accumulated amortization	(43,554)	(35,400)

	$40,176	$48,330

Note 5. Note Payable and Line of Credit
The Company’s term note is due November 1, 2009, and requires monthly principal payments of $66,667, together with monthly payment of all accrued interest. The term note bears interest at 2% over the one month LIBOR index. The rate as of June 30, 2007 was 7.32%.
The Company has the ability to obtain an additional $5 million under a line of credit facility from the same lender under the terms of the agreement subject to specific covenants. The Company had an outstanding balance of $1,000,000 at June 30, 2007.
Note 6. Related Party Receivables and Payables
Related party receivables and payables at June 30, 2007 and December 31, 2006 are the result of net intercompany transactions and cash transfers between the Company and its shareholder company and affiliated companies. Related party receivables and payables are unsecured and non-interest bearing.
Note 7. Income Taxes
The Company is currently a member of a Qualified Subchapter S Subsidiary Group. Accordingly, no income tax expense was reflected in the Company’s operating results as the tax is assessed to the shareholders of its parent company.

SADDLEBROOK RENTAL POOL OPERATION
BALANCE SHEETS
DISTRIBUTION FUND

	June 30,
	2007	December 31,
	(Unaudited)	2006
Assets
Receivable from Saddlebrook Resorts, Inc.	$1,069,987	$691,861

Liabilities and Participants’ Fund Balance
Due to participants for rental pool distribution	$900,415	$590,663
Due to maintenance escrow fund	169,572	101,198

	$1,069,987	$691,861

MAINTENANCE ESCROW FUND

	June 30,
	2007	December 31,
	(Unaudited)	2006
Assets
Cash and cash equivalents	$810,589	$715,241
Receivables:
Distribution fund	169,572	101,198
Owner payments	—	268
Accrued interest receivable	474	—
Linen inventory	30,005	77,155
Prepaid expenses and other assets	1,845	788

	$1,012,485	$894,650

Liabilities and Participants’ Fund Balance Accounts payable
Accounts payable	$93,930	$124,745
Participants’ fund balance	918,555	769,905

	$1,012,485	$894,650

SADDLEBROOK RENTAL POOL OPERATION
STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Rental pool revenues	$2,726,616	$3,221,185	$8,283,860	$8,752,427

Deductions:
Marketing fee	204,496	241,589	621,289	656,432
Management fee	340,827	402,648	1,035,483	1,094,053
Travel agent commissions	126,135	101,860	320,599	266,107
Credit card expense	54,235	67,698	144,361	158,471
Provision for bad debts	—	—	—	1,000

	725,693	813,795	2,121,732	2,176,063

Net rental income	2,000,923	2,407,390	6,162,128	6,576,364
Less operator share of net rental income	(900,415)	(1,083,326)	(2,772,957)	(2,959,364)
Other revenues (expenses):
Complimentary room revenues	17,216	14,158	36,367	34,771
Minor repairs and replacements	(47,737)	(42,432)	(97,808)	(77,695)

Amount available for distribution	$1,069,987	$1,295,790	$3,327,730	$3,574,076

SADDLEBROOK RENTAL POOL OPERATION
STATEMENTS OF CHANGES IN PARTICIPANTS’ FUND BALANCES
(Unaudited)
DISTRIBUTION FUND

	Six months ended
	June 30,
	2007	2006
Balance at beginning of period	$—	$—

Additions:
Amount available for distribution	3,327,730	3,574,076

Reductions:
Amount withheld for maintenance escrow fund	(554,773)	(614,713)
Amount accrued or paid to participants	(2,772,957)	(2,959,363)

Balance at end of period	$—	$—

MAINTENANCE ESCROW FUND

	Six months ended
	June 30,
	2007	2006
Balance at beginning of period	$769,905	566,450
Additions:
Amount withheld from distribution fund	554,773	614,713
Unit owner payments	10,654	33,893
Interest earned	12,646	6,611

Reductions:
Escrow account refunds	(31,868)	(20,204)
Maintenance charges	(114,173)	(121,832)
Unit renovations	(168,059)	(306,184)
Linen replacement	(115,323)	(62,166)

Balance at end of period	$918,555	$711,281

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
Liquidity and Capital Resources
During the three months ended June 30, 2007 the Company purchased replacement chairs to be utilized by groups for meetings and banquet functions. The Company purchased 1,500 new chairs, which are an upgrade in style and quality from the previous chairs for a total of $254,000. The Company is also currently participating in a project to redesign the shared entrance to its property, including the installation of a traffic light, widening of the existing entry and exit roads and installation of a new security/welcome center. The Company’s share of this joint project is expected to be approximately $370,000.
During the third quarter the Company will commence a renovation of our Cypress Restaurant, Polo Lounge, Hunt Room and hotel lobby. This project will include installation of new flooring, wall coverings, window treatments and some furniture and equipment. There will be a re-design of the Cypress Restaurant, including a new name to be announced at a later date. The anticipated total cost of this renovation is expected to be $1,500,000.
Future operating costs and planned expenditures for capital additions and improvements are expected to be adequately funded by current cash reserves and cash generated by resort operations. The Company’s current debt agreement also contains a commitment for up to an additional $5,000,000 provided the Company is in compliance with certain financial covenants. The Company’s financing from a third-party lender bears interest at 2% over the one month LIBOR index (7.32% at June 30, 2007) and matures on November 1, 2009.

Results of Operations
Second quarter 2007 compared to second quarter 2006
The Company’s total revenues decreased approximately $1,300,000 or about 11%, for the three months ended June 30, 2007 compared to the same period in the prior year. The total number of guests on property during the second quarter of 2007 decreased from the same period in the prior year by 14%. This decrease had a negative affect on not only room revenue, but also the revenues of the other various areas of operations. Total revenues for the Rental Pool decreased approximately $495,000, or about 15% from the same period in the prior year. Although there was an overall decrease in paid unit nights from the same period in the prior year of about 19%, the average room rate for the comparative periods increased approximately 6%.
The decreases of $201,000 in total costs and expenses for the Company, and $88,000 in total costs and expenses for the Rental Pool Operation are consistent with the decreases in revenues.
Net Income for the Company decreased $1,133,000 over the comparable period last year. Amounts available for distribution for the Rental Pool Operation decreased $226,000 over the second quarter of 2006.
First six months 2007 compared to first six months 2006
The Company’s total revenues decreased approximately $1,065,000 or 4% for the first six months of 2007 compared to the same period in the prior year. Total revenues for the Rental Pool decreased approximately $469,000, or 5%, from the same period in the prior year. These decreases were primarily due to a 10% decrease in the number of paid room nights for the condominium units that participated in the Rental Pool during the six–month period, along with an 8% decrease in the number of guests staying on property.
The increase of $286,000 in total costs and expenses for the Company results from several factors including additional depreciation expense on the two major renovations projects completed during the last half of the prior year, and some additional advertising expenses. The decrease of $54,000 in total costs and expenses for the Rental Pool Operation is consistent with the decrease in revenues.
The Company’s net income for the first six months of 2007 decreased approximately $1,414,000 over the first six months of 2006. This decrease was primarily a result of decreased revenues along with the increase in total costs and expenses.
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
Item 4T. Controls and Procedures
The Company’s management, including the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures as of June 30, 2007, pursuant to Exchange Act Rule 15d-15. Based upon that evaluation, the Company’s Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2007 in timely alerting them to material information required to be included in the Company’s periodic SEC filings.
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
There were no significant changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2007 that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
The Company is from time to time involved in litigation in the ordinary course of business. In the opinion of the Company’s management, insurance or indemnification from other third parties adequately covers these matters. Accordingly, the effect, if any, of these claims is considered immaterial to the Company’s financial condition and results of operations.

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

SADDLEBROOK RESORTS, INC. (Registrant)

Date: August 13, 2007	/s/ Donald L. Allen

Donald L. Allen
Vice President and Treasurer
(Principal Financial and
Accounting Officer)