Form 10-Q
period 2007-09-30
SADDLEBROOK RESORTS INC
filed 2007-11-14
CIK 313151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
SADDLEBROOK RESORTS, INC.
BALANCE SHEETS

	September 30,
	2007	December 31,
	(Unaudited)	2006
Assets
Current assets:
Cash and cash equivalents	$589,462	$977,849
Escrowed cash	504,309	536,250
Short-term investments	175,000	375,000
Short-term escrowed investments	393,311	197,561
Accounts receivable, net	2,076,121	2,451,792
Due from related parties	3,566,839	4,745,234
Inventory and supplies	1,535,164	1,549,348
Prepaid expenses and other current assets	1,114,600	844,373

Total current assets	9,954,806	11,677,407
Property, buildings and equipment, net	24,810,473	24,703,749
Deferred charges, net	36,099	48,330

Total assets	$34,801,378	$36,429,486

Liabilities and Shareholder’s Equity
Current liabilities:
Current portion of note payable	$800,004	$800,004
Current portion of capital leases	137,548	154,645
Line of credit	1,000,000	1,000,000
Escrowed deposits	897,620	733,810
Accounts payable	969,832	1,172,970
Accrued rental distribution	676,184	690,433
Accrued expenses and other liabilities	2,655,934	2,393,000
Current portion of deferred income	637,891	778,646
Guest deposits	1,316,021	1,398,451
Due to related parties	—	2,488,702

Total current liabilities	9,091,034	11,610,661
Note payable due after one year	8,866,651	9,466,654
Capital lease obligations due after one year	29,691	127,845
Long-term portion of deferred income	1,614,906	1,609,202

Total liabilities	19,602,282	22,814,362

Shareholder’s equity:
Common stock, $1.00 par value, 100,000 shares authorized and outstanding	100,000	100,000
Additional paid-in capital	1,013,127	1,013,127
Accumulated earnings	14,085,969	12,501,997

Total shareholder’s equity	15,199,096	13,615,124

	$34,801,378	$36,429,486

The accompanying Notes to Financial Statements are
an integral part of these financial statements

SADDLEBROOK RESORTS, INC.
STATEMENTS OF OPERATIONS
AND ACCUMULATED EARNINGS
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues	$7,029,033	$6,744,842	$34,627,515	$35,408,176

Costs and expenses:
Operating costs	6,516,547	6,082,452	25,597,501	25,170,310
Sales and marketing	600,284	597,336	2,072,833	1,985,625
General and administrative	1,070,328	1,013,751	3,329,636	3,131,822
Depreciation	497,919	452,151	1,475,196	1,362,255

Total costs and expenses	8,685,078	8,145,690	32,475,166	31,650,012

Net operating income before Other expenses and (income)	(1,656,045)	(1,400,848)	2,152,349	3,758,164

Other expenses (income)
Interest income	(9,680)	(22,612)	(43,154)	(71,694)
Other income	(16,909)	(2,996)	(41,622)	(22,720)
Interest expense	211,661	207,638	653,153	596,644

Total other expenses (income)	185,072	182,030	568,377	502,230

Net income (loss)	(1,841,117)	(1,582,878)	1,583,972	3,255,934

Accumulated earnings at beginning of period	15,927,086	15,507,396	12,501,997	10,668,584

Accumulated earnings at end of period	$14,085,969	$13,924,518	$14,085,969	$13,924,518

The accompanying Notes to Financial Statements are
an integral part of these financial statements

SADDLEBROOK RESORTS, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended
	September 30,
	2007	2006
Operating activities:
Net income	$1,583,972	$3,255,934
Non-cash items included in net income:
Provision for doubtful accounts	—	1,516
Depreciation	1,475,196	1,362,255
Amortization of debt financing costs	12,231	12,231
Loss (gain) on sale of assets	60,639	(17,638)
Decrease (increase) in:
Accounts receivable	375,670	847,335
Inventory and supplies	14,184	(21,523)
Prepaid expenses and other assets	(270,227)	(228,400)
Increase (decrease) in:
Accounts payable	(203,138)	(500,139)
Accrued rental distribution	(14,249)	(198,554)
Guest deposits	(82,430)	(224,185)
Accrued expenses and other liabilities	262,935	46,387
Deferred Income	(135,051)	164,199

Cash flow provided by operating activities	3,079,732	4,499,418

Investing activities:
Proceeds from sale of property and equipment	5,700	71,471
Proceeds from maturity of short term investment	375,000	—
Purchase of short-term investment	(175,000)	—
Capital expenditures	(1,648,258)	(2,127,234)

Cash flow used in investing activities	(1,442,558)	(2,055,763)

Financing activities:
Payments on notes payable	(600,003)	(600,003)
Payments on capital lease obligations	(115,251)	(149,767)
Net payments to related parties	(1,310,307)	(1,855,523)

Cash flow used in financing activities	(2,025,561)	(2,605,293)

Net decrease in cash	(388,387)	(161,638)
Cash at beginning of period	977,849	1,030,283

Cash at end of period	$589,462	$868,645

Supplemental disclosure of cash flow information:
Cash paid for interest	$640,921	$584,413

The accompanying Notes to Financial Statements are
an integral part of these financial statements.

SADDLEBROOK RESORTS, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
Note 1. Basis of Presentation
Saddlebrook Resorts, Inc. (the “Company”) developed and operates Saddlebrook Resort, which is a condominium hotel and resort located in Wesley Chapel, Florida.
The Company’s accompanying balance sheet for September 30, 2007, and its statements of operations and accumulated earnings and cash flows for the periods ended September 30, 2007 and 2006, are unaudited but reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature.
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
Note 2. Accounts Receivable

	September 30,
	2007	December 31,
	(Unaudited)	2006
Trade accounts receivable	$2,121,794	$2,499,339
Less allowance for bad debts	(45,673)	(47,547)

	$2,076,121	$2,451,792

Note 3. Property, Buildings and Equipment

	September 30,
	2007	December 31,
	(Unaudited)	2006
Land and land improvements	$6,809,179	$6,809,179
Buildings and recreational facilities	27,490,968	27,415,173
Machinery and equipment	15,929,463	15,191,068
Construction in progress	1,054,832	418,353

	51,284,442	49,833,773
Less accumulated depreciation	(26,473,969)	(25,130,024)

	$24,810,473	$24,703,749

The Company’s property, buildings and equipment are pledged as security for its debt (see Note 5).
Note 4. Deferred Charges

	September 30,
	2007	December 31,
	(Unaudited)	2006
Debt issue costs	$83,730	$83,730
Less accumulated amortization	(47,631)	(35,400)

	$36,099	$48,330

Note 5. Note Payable and Line of Credit
The Company’s term note is due November 1, 2009, and requires monthly principal payments of $66,667, together with monthly payment of all accrued interest. The term note bears interest at 2% over the one month LIBOR index. The rate as of September 30, 2007 was 7.13%.
The Company has the ability to obtain an additional $5 million under a line of credit facility from the same lender under the terms of the agreement subject to specific covenants. The Company had an outstanding balance of $1,000,000 at September 30, 2007.
Note 6. Related Party Receivables and Payables
Related party receivables and payables at September 30, 2007 and December 31, 2006 are the result of net intercompany transactions and cash transfers between the Company and its shareholder company and affiliated companies. Related party receivables and payables are unsecured, non-interest bearing and expected to be fully collected within one year.
Note 7. Income Taxes
The Company is currently a member of a Qualified Subchapter S Subsidiary Group. Accordingly, no income tax expense was reflected in the Company’s operating results as the tax is assessed to the shareholders of its parent company.

SADDLEBROOK RENTAL POOL OPERATION
BALANCE SHEETS
DISTRIBUTION FUND

	September 30,
	2007	December 31,
	(Unaudited)	2006
Assets
Receivable from Saddlebrook Resorts, Inc.	$676,184	$691,861

Liabilities and Participants’ Fund Balance
Due to participants for rental pool distribution	$574,356	$590,663
Due to maintenance escrow fund	101,828	101,198

	$676,184	$691,861

MAINTENANCE ESCROW FUND

	September 30,
	2007	December 31,
	(Unaudited)	2006
Assets
Cash and cash equivalents	$882,147	$715,241
Receivables:
Distribution fund	101,828	101,198
Owner payments	—	268
Accrued interest receivable	3,005	—
Linen inventory	16,300	77,155
Prepaid expenses and other assets	540	788

	$1,003,820	$894,650

Liabilities and Participants’ Fund Balance
Accounts payable	$72,952	$124,745
Participants’ fund balance	930,868	769,905

	$1,003,820	$894,650

SADDLEBROOK RENTAL POOL OPERATION
STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Rental pool revenues	$1,696,494	$1,428,304	$9,980,354	$10,180,731

Deductions:
Marketing fee	127,237	107,123	748,526	763,555
Management fee	212,062	178,538	1,247,545	1,272,591
Travel agent commissions	39,722	36,176	360,321	302,283
Credit card expense	41,126	26,588	185,487	185,059
Provision for bad debts	—	—	—	1,000

	420,147	348,425	2,541,879	2,524,488

Net rental income	1,276,347	1,079,879	7,438,475	7,656,243
Less operator share of net rental income	(574,356)	(485,946)	(3,347,313)	(3,445,310)
Other revenues (expenses):
Complimentary room revenues	16,101	11,065	52,468	45,836
Minor repairs and replacements	(41,908)	(30,063)	(139,716)	(107,758)

Amount available for distribution	$676,184	$574,935	$4,003,914	$4,149,011

SADDLEBROOK RENTAL POOL OPERATION
STATEMENTS OF CHANGES IN PARTICIPANTS’ FUND BALANCES
(Unaudited)
DISTRIBUTION FUND

	Nine months ended
	September 30,
	2007	2006
Balance at beginning of period	$—	$—

Additions:
Amount available for distribution	4,003,914	4,149,013

Reductions:
Amount withheld for maintenance escrow fund	(656,601)	(703,703)
Amount accrued or paid to participants	(3,347,313)	(3,445,310)

Balance at end of period	$—	$—

MAINTENANCE ESCROW FUND

	Nine months ended
	September 30,
	2007	2006
Balance at beginning of period	$769,905	566,450

Additions:
Amount withheld from distribution fund	656,601	703,703
Unit owner payments	11,154	35,746
Interest earned	20,059	12,220

Reductions:
Escrow account refunds	(37,658)	(22,369)
Maintenance charges	(186,118)	(206,121)
Unit renovations	(165,577)	(301,833)
Linen replacement	(137,498)	(88,762)

Balance at end of period	$930,868	$699,034

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
Liquidity and Capital Resources
During the three months ended September 30, 2007 the Company commenced the renovations of our Cypress Restaurant, Polo Lounge, Hunt Room and hotel lobby. Work in the hotel lobby included the installation of new marble flooring and has been completed. Work in the Cypress Restaurant, Polo Lounge and Hunt Room is substantially complete and includes installation of new flooring, wall coverings, window treatments and some new furniture and equipments. There has been a re-design of the Cypress Restaurant, and it has opened with a new name, Tropics. The lounge area, formally known as Polo Lounge, will now be called Tropics Lounge. The Hunt Room will now be known as the Bordeaux Room. The remaining work is expected to be completed during the fourth quarter, and the total cost is expected to be within the original budget of $1,500,000. The Company is also currently participating in a project to redesign the shared entrance to its property, including the installation of a traffic light, widening of the existing entry and exit roads and installation of a new security/welcome center. The Company’s share of this joint project is expected to be approximately $370,000.
Future operating costs and planned expenditures for capital additions and improvements are expected to be adequately funded by current cash reserves and cash generated by resort operations. The Company’s current debt agreement also contains a commitment for up to an additional $5,000,000 provided the Company is in compliance with certain financial covenants. The Company’s financing from a third-party lender bears interest at 2% over the one month LIBOR index (7.13% at September 30, 2007) and matures on November 1, 2009.

Results of Operations
Third quarter 2007 compared to third quarter 2006
The Company’s total revenues increased approximately $284,000 or about 4%, for the three months ended September 30, 2007 compared to the same period in the prior year. The total number of guests on property during the third quarter of 2007 increased from the same period in the prior year by 17%. Revenue from the Company’s other areas of operations for the three months ended September 30, 2007 was consistent with the same period in the prior year. Total revenues for the Rental Pool increased approximately $268,000, or about 19% from the same period in the prior year. Paid unit nights increased from the same period in the prior year by about 15%, and the average room rate for the comparative periods increased approximately 2%.
Total costs and expenses for the Company increased by approximately $539,000 while total expenses for the Rental Pool Operation increased by approximately $72,000 compared to the same period in the prior year. The increase in the Company’s total costs and expenses results from several factors including additional payroll expense, additional rental distribution expenses resulting from the increase in rental pool revenues, and additional depreciation expense for the two major renovation projects completed during the final quarter of the prior year. The increase in the total costs and expenses for the Rental Pool Operation is consistent with the increase in revenue.
Net loss for the Company increased $258,000 over the comparable period last year. Amounts available for distribution for the Rental Pool Operation increased $101,000 over the third quarter of 2007.
First nine months 2007 compared to first nine months 2006
The Company’s total revenues decreased approximately $781,000 or 2% for the first nine months of 2007 compared to the same period in the prior year. Total revenues for the Rental Pool decreased approximately $200,000, or 2%, from the same period in the prior year. These decreases were primarily due to a 4% decrease in the number of paid room nights for the condominium units that participated in the Rental Pool during the nine–month period, along with an 2% decrease in the number of guests staying on property, partially offset by a 3% increase in the average room rate.
The increase of approximately $825,000 in total costs and expenses for the Company results from several factors including additional depreciation expense on the two major renovations projects completed during the final quarter of the prior year, and some additional advertising and payroll expenses. The increase of $17,000 in total costs and expenses for the Rental Pool Operation is the result of increased travel agent commission expenses, partially offset by decreases in other costs consistent with the decrease in revenues.
The Company’s net income for the first nine months of 2007 decreased approximately $1,672,000 over the first nine months of 2006. This decrease was primarily a result of decreased revenues along with the increase in total costs and expenses.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
The Company’s invested cash and cash equivalents, including investments escrowed on behalf of the condominium unit owners in the Rental Pool’s Maintenance Escrow Fund, are subject to changes in market interest rates. Otherwise, the Company does not have significant market risk with respect to foreign currency exchanges or other market rates.
The Company’s term note bears interest at 2% over the one month LIBOR index and matures on November 1, 2009.
Item 4T. Controls and Procedures
The Company’s management, including the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures as of September 30, 2007, pursuant to Exchange Act Rule 15d-15. Based upon that evaluation, the Company’s Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2007 in timely alerting them to material information required to be included in the Company’s periodic SEC filings.
The Company’s management, including its Chief Executive Officer and Chief Financial Officer, does not expect that its disclosure controls and procedures over internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must be considered relative to their costs. Because of the inherent limitation in all control systems, no evaluation of controls can provide absolute assurance that all control issues within the Company have been detected.
There were no significant changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2007 that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.
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

SADDLEBROOK RESORTS, INC.

(Registrant)

Date: November 14, 2007	/s/ Donald L. Allen

Donald L. Allen
Vice President and Treasurer
(Principal Financial and
Accounting Officer)