Form 10-K
period 2007-12-31
SADDLEBROOK RESORTS INC
filed 2008-03-31
CIK 313151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K
(Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal period ended December 31, 2007
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐   NO ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. YES ☐   NO ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑   NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. Not applicable
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
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
At December 31, 2007, there were approximately 753 persons employed by the Company. The Company’s management relationship with employees is excellent and there are no collective bargaining agreements.
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
A total of 556 condominium units are at the Resort comprised of one-, two- and three-bedroom suites. Of these condominium units, 408 are designed for hotel occupancy and located in an area called the Walking Village. The remaining 148 are slightly larger, designed for longer-termed rental, and are located in an area called the Lakeside Village. At December 31, 2007, there were 538 hotel accommodations participating in the Rental Pool. The three-bedroom condominium units become hotel accommodations as a two-bedroom suite with a separate adjoining hotel room. Some two-bedroom condominium units become hotel accommodations as a one-bedroom suite with a separate adjoining hotel room.
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

Item 6. Selected Financial Data
The following selected financial data should be read in conjunction with the financial statements and related notes in Item 8 hereof.

	Year ended December 31,
	2007	2006	2005	2004	2003
Resort
Resort revenues	$43,616,000	$43,608,000	$40,674,000	$40,020,000	$36,711,000
Interest expense	861,000	808,000	661,000	1,727,000	1,622,000
Write off debt issue costs	—	—	—	345,000	—
Litigation settlement, net	—	—	—	3,178,000	—
Net income (loss)	531,000	1,833,000	1,221,000	3,021,000	(219,000)
Total assets	35,447,000	36,429,000	33,227,000	33,578,000	34,254,000
Total debt	11,217,000	11,267,000	11,067,000	11,867,000	19,685,000
Capital leases	128,000	282,000	470,000	69,000	94,000
Rental Pool
Rental Pool revenues	12,260,000	12,005,000	11,590,000	11,502,000	10,380,000
Total assets	905,000	692,000	720,000	919,000	777,000
Net income	4,909,000	4,841,000	4,672,000	4,607,000	4,100,000
Average distribution per Rental Pool participant	9,125	8,981	8,620	8,469	7,496
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

Recent accounting pronouncements
In December 2007, the FASB issued Statement No. 141 (revised), Business Combinations (SFAS No. 141(R)). The standard changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. Management is currently evaluating the effect, if any, the adoption will have on the Company’s financial position and results of operations.
In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (SFAS No. 160). The standard changes the accounting for noncontrolling (minority) interests in consolidated financial statements including the requirements to classify noncontrolling interests as a component of consolidated stockholders’ equity, and the elimination of “minority interest” accounting in results of operations with earnings attributable to noncontrolling interests reported as part of consolidated earnings. Additionally, SFAS No. 160 revises the accounting for both increases and decreases in a parent’s controlling ownership interest. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. Management is currently evaluating the effect, if any, the adoption will have on the Company’s financial position and results of operations.
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
Asset Impairments — The Company’s management periodically evaluates whether there has been a permanent impairment of long-lived assets, in accordance with Financial Accounting Standard (“FAS”) No. 144 — Accounting for the Impairment or Disposal of Long-Lived Assets. The Company’s management believes that the accounting estimates related to asset impairments are critical estimates for the following reasons: (1) the ongoing changes in management’s expectations regarding future utilization of assets; and (2) the impact of an impairment on reported assets and earnings could be material. During the year ended December 31, 2007, the Company’s management evaluated assets for impairment in accordance with FAS 144 and concluded that the sum of the undiscounted expected future cash flows (excluding interest charges) from its assets exceeded their then current carrying values. Accordingly, the Company did not recognize an impairment charge.

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
Revenue Recognition — The Company’s revenues are derived from a variety of sources including, but not limited to, hotel operations, food and beverage operations, retail sales, golf course greens fees, and are recognized as products are delivered or services are performed. Revenues from membership initiation fees are recognized over the average life of our memberships.
See the Notes to the Financial Statements for Saddlebrook Resorts, Inc. in Item 8 hereof for additional accounting policies used in the preparation of the financial statements.
Liquidity and Capital Resources
During 2007 the Company spent approximately $2,845,000 in capital improvements, the majority of which was toward the renovation of our hotel lobby, including the installation of new marble flooring, and the renovation and redesign of Tropics Restaurant and Lounge (formally known as Cypress Restaurant and Polo Lounge). The Company is also currently participating in a project to redesign the shared entrance to its property, including the installation of a traffic light, widening of the existing entry and exit roads and installation of a new security welcome center. The Company’s share of the expenditures for this joint project is expected to be approximately $370,000. These projects are all substantially complete.
Future operating costs and planned expenditures for minor capital additions and improvements are expected to be adequately funded by the Company’s and its affiliates’ current cash reserves, or cash generated by the Resort’s operations. Also, the Company’s current debt agreement contains a provision for additional financing from the lender of $5,000,000, subject to specific covenants. As of December 31, 2007 the outstanding balance related to this line was $1,750,000.

The Company’s operation of the Resort is not considered to be dependent on any individual or small group of customers, the loss of which would have a material adverse effect.
Results of Operations
The following chart highlights changes in the sources of Company revenues:

	Year ended December 31,
	2007	2006	2005
Rental Pool Revenues	28%	27%	28%
Food and beverage	35	34	33
Resort facilities and other	37	39	39

	100%	100%	100%

2007 Compared to 2006
The Company’s total revenues increased $8,000, which is less than a 1% increase over the prior year. Although paid room nights decreased approximately 3%, the average room rate increased by about 5%, resulting in an increase of approximately $255,000, or about 2% in Rental Pool revenues. This amount was mostly offset by decreases in Food and Beverage and other revenues. The decrease in Food and Beverage revenues can be attributed to the closing of one of our restaurants during the period it was being renovated.
The Company’s costs and expenses increased $1,311,000, a 3% increase over the prior year. These increases are mostly related to increases in wages and salaries, along with increased depreciation expense related to the golf course and other facility improvements completed late in 2006. Expenses of the Rental Pool Operation increased $99,000, or about 3%. This increase is directly related to the increase in Rental Pool revenues, along with increases in commissions paid to third party travel agents and increases in credit card merchant fees.
The Company’s net income for the year 2007 of $531,000 is a $1,302,000 decrease from the prior year. The Rental Pool’s increase of $68,000 in amounts available for distribution is a result of the increase in rental pool revenues.

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
Contractual Obligations

	Payments Due By Period
	Less than	1-3	3-5	More than
	1 year	years	years	5 years	Total

Long-term debt	$800,000	$8,667,000	$0	$0	$9,467,000
Interest on long-term debt	666,000	559,000	0	0	1,225,000
Line of credit	1,750,000	0	0	0	1,750,000
Interest on line of credit	118,000	0	0	0	118,000
Capital lease	128,000	0	0	0	128,000
Interest on capital lease	6,000	0	0	0	6,000
Operating leases	106,000	125,000	0	0	231,000

Total	$3,574,000	$9,351,000	$0	$0	$12,925,000

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
Item 9A(T). Controls and Procedures
The Company maintains disclosure controls and procedures (as defined in Rule 15d — 15 under the Securities Exchange Act of 1934, as amended) that are designed to provide reasonable assurance that information required to be reported in the Company’s SEC filings is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. As of December 31, 2007, under the direction of our chief executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures and concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
In addition, management is responsible for establishing and maintaining adequate internal controls over financial reporting. The Company’s internal control framework and processes are designed to provide reasonable assurance to management and the Board of Directors regarding the reliability of financial reporting and the preparation of the Company’s consolidated financial statements in accordance with U.S. generally accepted accounting principles generally accepted in the United States.
As of December 31, 2007, management conducted an assessment of the Company’s internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on the assessment, management concluded that, as of December 31, 2007, the Company’s internal control over financial reporting was effective.
This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, does not expect that its disclosure controls and procedures and internal controls over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must be considered relative to its cost. Because of the inherent limitation in all control systems, no evaluation of controls can provide absolute assurance that all control issues within the Company have been detected.
Changes in Internal Control over Financial Reporting
There were no significant changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2007, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART III
Item 10. Directors and Executive Officers of the Registrant
The Directors and Executive Officers of the Company are as follows:

Name	Position and Background

Thomas L. Dempsey Age 81	Chairman of the Board and Chief Executive Officer of the Company for more than five years. President of the Company until November 2000. Chairman of the Board and President of Saddlebrook Holdings, Inc. for more than five years.

Eleanor Dempsey	Vice Chairman of the Board of the Company for more than five years. Director and Executive Vice President of Saddlebrook Holdings, Inc. for more than five years. Wife of Thomas Dempsey.

Richard Boehning Age 73	Director and Chief Marketing Officer. Previously, Director and President for more than five years.

Gregory R. Riehle Age 51	Director, Vice President and Secretary of the Company for more than five years. Director and Executive Vice President of Saddlebrook Holdings, Inc. for more than five years. Son-in- law of Thomas Dempsey.

Maureen Dempsey Age 49	Director, Vice President and Assistant Secretary of the Company for more than five years. Director and Executive Vice President of Saddlebrook Holdings, Inc. for more than five Years. Daughter of Thomas Dempsey.

Diane L. Riehle Age 47	Director, Vice President and Assistant Secretary of the Company for more than five years. Director and Executive Vice President of Saddlebrook Holdings, Inc. for more than five Years. Daughter of Thomas Dempsey.

Donald L. Allen Age 68	Vice President and Treasurer of the Company for more than five years.

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

Item 11. Executive Compensation
The following table sets forth the remuneration paid to the Company’s executive officers by the Company and its parent, Saddlebrook Holdings, Inc. consolidated, during the three years ended December 31, 2007.
Summary Compensation Table

	Fiscal			Other annual
Name and Principal Position	year	Salary	Bonus	compensation (1)	Total

Thomas L. Dempsey	2007	$200,000	$—	$16,584	$216,584
Chairman of the Board and	2006	200,000	—	37,350	237,350
Chief Executive Officer	2005	200,000	—	34,352	234,352

Eleanor Dempsey	2007	141,000	—	24,736	165,736
Vice Chairman of the Board	2006	141,000	—	3,486	144,486
	2005	141,000	—	3,510	144,510

Donald Allen	2007	76,154	7,830	916	84,900
Vice President and Treasurer	2006	80,000	15,000	1,407	96,407
	2005	80,000	6,000	860	86,860

Gregory R. Riehle	2007	120,000	31,914	27,194	179,108
Vice President, Secretary and	2006	120,000	38,816	32,308	191,124
General Manager	2005	120,000	23,283	19,190	162,473

Maureen Dempsey	2007	141,000	—	18,926	159,926
Vice President and Assistant	2006	141,000	—	21,469	162,469
Secretary	2005	141,000	—	20,969	161,969

Diane L. Riehle	2007	141,000	—	20,954	161,954
Vice President and Assistant	2006	141,000	—	23,349	164,349
Secretary	2005	141,000	—	17,648	158,648

Richard Boehning	2007	144,800	9,110	3,389	157,299
Chief Marketing Officer	2006	144,800	34,477	5,484	184,761
	2005	144,800	17,656	3,331	165,787

(1) Other Annual Compensation for 2007 consists of the following;
Vehicle Allowances
Tax Preparation Fees
Health Insurance premiums paid on behalf of greater than 2% shareholders
Group Term Life Insurance
401K Matching Contributions
The following table shows the amounts for each category received by each named executive.

			Health
Executive	Vehicle	Tax Prep.	Premium	GTL	401K Match

Thomas L. Dempsey	$—	$6,550	$5,090	$4,944	—
Eleanor Dempsey	21,250	—	—	3,486	—
Donald Allen	—	—	—	76	840
Gregory R. Riehle	20,207	—	6,536	—	451
Maureen Dempsey	11,229	3,425	4,018	254	—
Diane L. Riehle	17,898	4,583	—	—	651
Richard Boehning	—	—	—	2,348	1,041
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
Item 14. Principal Accounting Fees and Services
Aidman, Piser & Company, P.A. served as the Company’s independent registered certified public accounting firm for the fiscal years ended December 31, 2007 and December 31, 2006. PricewaterhouseCoopers LLP served as the Company’s independent registered certified public accounting firm for the fiscal year ended December 31, 2005.
The following fees were paid for services rendered during the Company’s last two fiscal years:
Audit Fees: $91,500,$91,500 and $128,000 for the fiscal years ended December 31, 2007, 2006 and 2005, respectively, for professional services rendered for the audit of the Company’s annual financial statements, review of financial statements included in its Forms 10-Q and services that are normally provided by the auditors in connection with statutory and regulatory filings or engagements for those fiscal years.
Audit-Related Fees: None
Tax Fees: $21,394, $20,002 and $15,961 for the fiscal years ended December 31, 2007, 2006 and 2005, respectively, for tax compliance, tax advice and tax planning services.
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

10.1	Management Contract between Saddlebrook Resorts, Inc. and the Saddlebrook Association of Condominium Owners, Inc.(incorporated by reference to Exhibit C*).

10.2	Saddlebrook Rental Pool and Agency Appointment Agreement. (incorporated by reference to Registrant’s Form 10-K for the annual period ended December 31, 2003)

10.3	Saddlebrook Rental Management Agency Employment (incorporated by reference to Exhibit E*).

10.4	Form of Purchase Agreement (incorporated by reference to Exhibit H*).

10.5	Form of Deed (incorporated by reference to Exhibit I*).

10.6	Form of Bill of Sale (incorporated by reference to Exhibit J*).

10.7	Loan Agreement between the Registrant and SunTrust Bank, dated November 1, 2004 (incorporated by reference from the Registrants Form 10-Q for the quarterly period ended September 30, 2004).

10.8	Second Amended and Restated Mortgage, Security Agreement and Fixture Filing, between the Registrant and SunTrust Bank, dated November 1, 2004 (incorporated by reference to Registrants Form 10-Q for the quarterly period ended September 30, 2004).

10.9	Promissory Note ($12 million) made by the Registrant and payable to SunTrust Bank, dated November 1, 2004 (incorporated by reference to Registrants Form 10-Q for the quarterly period ended September 30, 2004).

10.10	Revolving Line of Credit Promissory Note ($5 million) made by the Registrant and payable to SunTrust Bank, dated January 31, 2007 (incorporated by reference to Registrants Form 10-K for the fiscal year ending December 31, 2006).

14.1	Code of Ethics

31.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Identification of exhibit incorporated by reference from the Registration Statement No. 2-65481 previously filed by Registrant, effective December 28, 1979.
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SADDLEBROOK RESORTS, INC. (Registrant)
Date: March 28, 2008	/s/ Donald L. Allen
Donald L. Allen
Vice President and Treasurer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on March 28, 2008.

/s/ Thomas L. Dempsey	/s/ Richard Boehning

Thomas L. Dempsey Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	Richard Boehning Director and Chief Marketing Officer

/s/ Gregory R. Riehle	/s/ Maureen Dempsey

Gregory R. Riehle Director, Vice President and Secretary	Maureen Dempsey Director, Vice President and Assistant Secretary

/s/ Diane L. Riehle
Diane L. Riehle Director, Vice President and Assistant Secretary

Saddlebrook Resorts, Inc.
Index
December 31, 2007, 2006 and 2005

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholder of
Saddlebrook Resorts, Inc.
We have audited the accompanying balance sheets of Saddlebrook Resorts, Inc. as of December 31, 2007 and 2006, and the related statements of operations, changes in shareholder’s equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Saddlebrook Resorts, Inc. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
/s/ Aidman, Piser & Company, P.A..
Tampa, Florida
March 28, 2008

Report of Independent Registered Certified Public Accounting Firm
To the Board of Directors and Shareholder of Saddlebrook Resorts, Inc.
In our opinion, the accompanying statements of operations, of changes in shareholder’s equity and of cash flows present fairly, in all material respects, the results of operations and cash flows of Saddlebrook Resorts, Inc. (the “Company”) for the year ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
Orlando, Florida
September 11, 2006

Saddlebrook Resorts, Inc.
Balance Sheets
December 31, 2007 and 2006

	2007	2006

Assets
Current assets
Cash and cash equivalents	$991,320	$977,849
Escrowed cash	890,069	536,250
Short-term investments	175,000	375,000
Short-term escrowed investments	—	197,561
Trade accounts receivable, net of allowance for doubtful accounts of $44,521 and $47,547	3,200,585	2,451,792
Due from related parties	2,228,553	4,745,234
Resort inventory and supplies	1,679,645	1,549,348
Prepaid expenses and other assets	756,956	844,373

Total current assets	9,922,128	11,677,407
Property, buildings and equipment, net	25,493,141	24,703,749
Deferred charges, net	32,022	48,330

Total assets	$35,447,291	$36,429,486

Liabilities and Shareholder’s Equity
Current liabilities
Current portion of notes payable	$800,004	$800,004
Current portion of capital leases	127,845	154,645
Line of credit	1,750,000	1,000,000
Escrowed deposits	890,069	733,810
Accounts payable	1,668,050	1,172,970
Accrued rental distribution	905,234	690,433
Accrued expenses and other liabilities	2,411,566	2,393,000
Current portion of deferred income	814,861	778,646
Guest deposits	1,657,194	1,398,451
Due to related parties	—	2,488,702

Total current liabilities	11,024,823	11,610,661
Notes payable due after one year	8,666,650	9,466,654
Capital lease obligations due after one year	—	127,845
Long-term portion of deferred income	1,609,632	1,609,202

Total liabilities	21,301,105	22,814,362

Commitments and contingencies (Notes 4 and 9)

Shareholder’s equity
Common stock, $1 par, 100,000 shares authorized, issued and outstanding	100,000	100,000
Additional paid-in capital	1,013,127	1,013,127
Retained earnings	13,033,059	12,501,997

Total shareholder’s equity	14,146,186	13,615,124

Total liabilities and shareholder’s equity	$35,447,291	$36,429,486

The accompanying notes are an integral part of these financial statements.

Saddlebrook Resorts, Inc.
Statements of Operations
Years ended December 31, 2007, 2006 and 2005

	2007	2006	2005

Resort revenues (Note 7)	$43,615,917	$43,608,192	$40,673,774

Costs and expenses:
Operating costs of resort (Note 7)	33,214,157	32,151,174	30,693,354
Sales and marketing	2,813,049	2,712,147	2,581,581
General and administrative	4,402,492	4,415,405	3,814,695
Depreciation	1,984,502	1,824,697	1,804,948

Total costs and expenses	42,414,200	41,103,423	38,894,578

Net operating income before other expenses and (income)	1,201,717	2,504,769	1,779,196

Other expenses and (income):
Interest expense	860,914	807,935	661,237
Interest income	(49,571)	(80,912)	(50,584)
Other income	(140,688)	(55,667)	(52,129)

Total other expense (income)	670,655	671,356	558,524

Net income	$531,062	$1,833,413	$1,220,672

The accompanying notes are an integral part of these financial statements.

Saddlebrook Resorts, Inc.
Statements of Changes in Shareholder’s Equity
Years ended December 31, 2007, 2006 and 2005

		Additional		Total
	Common	Paid-In	Retained	Shareholder’s
	Stock	Capital	Earnings	Equity

Balances at December 31, 2004	$100,000	$1,013,127	$9,447,912	$10,561,039
Net income	—	—	1,220,672	1,220,672

Balances at December 31, 2005	100,000	1,013,127	10,668,584	11,781,711
Net income	—	—	1,833,413	1,833,413

Balances at December 31, 2006	100,000	1,013,127	12,501,997	13,615,124
Net income	—	—	531,062	531,062

Balances at December 31, 2007	$100,000	$1,013,127	$13,033,059	$14,146,186

The accompanying notes are an integral part of these financial statements.

Saddlebrook Resorts, Inc.
Statements of Cash Flows
Years ended December 31, 2007, 2006 and 2005

	2007	2006	2005

Cash flows from operating activities
Net income	$531,062	$1,833,413	$1,220,672
Adjustments to reconcile net income to net cash provided by operating activities Depreciation and amortization	2,000,810	1,841,005	1,821,256
Loss (gain) loss on disposal of property, buildings and equipment	63,894	(17,638)	(67,791)
(Reductions) additions to allowance for doubtful accounts	(3,026)	2,128	13,440
Change in assets and liabilities (Increase) decrease in
Escrowed cash	(353,819)	(343,246)	2,781,406
Escrowed investments	197,561	(197,561)	399,576
Trade accounts receivable	(745,767)	60,948	(227,884)
Resort inventory and supplies	(130,298)	(167,601)	132,786
Prepaid expenses and other assets	87,416	(66,913)	(66,411)
Increase (decrease) in
Escrowed deposits	156,259	540,806	(3,180,982)
Accounts payable	495,080	81,270	286,679
Accrued rental distribution	214,801	(76,732)	(43,004)
Accrued expenses and other liabilities	18,567	66,073	22,091
Deferred income	36,645	55,201	288,261
Guest deposits	258,743	153,261	(221,295)

Net cash provided by operating activities	2,827,928	3,764,414	3,158,800

Cash flows from investing activities
Proceeds from sales of equipment	7,050	71,471	140,100
Capital expenditures	(2,844,837)	(3,204,056)	(2,020,538)
Proceeds from investments	200,000	—	—

Net cash used in investing activities	(2,637,787)	(3,132,585)	(1,880,438)

Cash flows from financing activities
Proceeds from line of credit/notes payable	750,000	1,000,000	—
Principal payments on notes payable	(800,004)	(800,004)	(800,004)
Proceeds from capital leases	—	—	559,592
Payments on capital leases	(154,645)	(187,227)	(159,310)
Net collections from (advances to) related parties	27,979	(697,032)	(571,488)

Net cash used in financing activities	(176,670)	(684,263)	(971,210)

Net increase (decrease) in cash and cash equivalents	13,471	(52,434)	307,152
Cash and cash equivalents, beginning of year	977,849	1,030,283	723,131

Cash and cash equivalents, end of year	$991,320	$977,849	$1,030,283

Supplemental disclosure
Cash paid for interest	$844,606	$791,627	$644,929
The accompanying notes are an integral part of these financial statements.

Saddlebrook Resorts, Inc.
Notes to Financial Statements
December 31, 2007 and 2006

1.	Organization and Business

Saddlebrook Resorts, Inc. (the “Company”), a wholly-owned subsidiary of Saddlebrook Holdings, Inc. (“SHI” or the “Parent Company”), was incorporated in the State of Florida in June 1979 at which time it purchased a golf course and tennis complex, as well as certain undeveloped land, located in Pasco County, Florida, which was developed as a resort-condominium and residential homes project. Property improvements for the resort include condominiums, most of which were sold to outside parties. The majority of the condominium units sold are provided as hotel accommodations by their owners under a Rental Pool and Agency Appointment Agreement (the “Rental Pool”). Other resort facilities include two 18-hole golf courses, 45 tennis courts, three swimming pools, three restaurants, a convention facility with approximately 95,000 square feet of meeting and function space, a health spa, a fitness center, shops and other facilities necessary for the operation of a resort.

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

Cash and Cash Equivalents

All short-term highly liquid instruments purchased with an original maturity of three months or less are considered to be cash equivalents. The Company places its cash with high credit quality financial institutions. Cash balances with these financial institutions may exceed the amount insured by the FDIC.

Investments

Investments held at December 31, 2007 consist of a Certificate of Deposit yielding interest of 5.07%, which mature in April 2008. Investments held at December 31, 2006 consisted of a U.S. Treasury Securities and a Certificate of Deposit yielding interest between 2.96% and 4.94%, which matured through April 2007. Investments are held to maturity and recorded at amortized cost, which approximates fair market value.

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

Saddlebrook Resorts, Inc.
Notes to Financial Statements
December 31, 2007 and 2006

Resort Inventory and Supplies

Inventory includes operating materials and supplies, principally food and beverage, golf and tennis merchandise, and is accounted for at the lower of first-in, first-out average cost or market.

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

Amortization expense for deferred charges amounted to approximately $16,300 for each of the years ended December 31, 2007, 2006 and 2005. Amortization expense will be approximately $16,000 for each of the years ending December 31, 2008 and 2009.

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

Resort Revenues

Resort revenues are recognized as services are performed or products are delivered with the exception of initiation fee revenue, which is recognized over the average life of our memberships. Resort revenues also include rental revenues for condominium units owned by third parties participating in the Rental Pool. If these rental units were owned by the Company, normal costs associated with ownership such as depreciation, real estate taxes, unit maintenance and other costs would have been incurred. Instead, operating costs of resort for the years ended December 31, 2007, 2006 and 2005 include rental pool distributions to participants and maintenance escrow fund approximating $4,900,000, $4,800,000 and $4,700,000, respectively.

Income Taxes

The Company is currently a member of a Qualified Subchapter S Subsidiary Group. Accordingly, no income tax expense was reflected in the Company’s operating results as the tax is assessed to the shareholders of its parent company.

Saddlebrook Resorts, Inc.
Notes to Financial Statements
December 31, 2007 and 2006

Employee Benefit Plan

The Company sponsors a defined contribution plan (the “Plan”), which provides retirement benefits for all eligible employees who have elected to participate. Employees must fulfill a one year service requirement to be eligible. The Company currently matches one-half of the first 2% of an employee’s contribution. Company contributions approximated $48,000, $53,000 and $55,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

Recent Accounting Pronouncements

In December 2007, the FASB issued Statement No. 141 (revised), Business Combinations (SFAS No. 141(R)). The standard changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. Management is currently evaluating the effect, if any, the adoption will have on the Company’s financial position and results of operations.

In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (SFAS No. 160). The standard changes the accounting for noncontrolling (minority) interests in consolidated financial statements including the requirements to classify noncontrolling interests as a component of consolidated stockholders’ equity, and the elimination of “minority interest” accounting in results of operations with earnings attributable to noncontrolling interests reported as part of consolidated earnings. Additionally, SFAS No. 160 revises the accounting for both increases and decreases in a parent’s controlling ownership interest. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. Management is currently evaluating the effect, if any, the adoption will have on the Company’s financial position and results of operations.

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

Saddlebrook Resorts, Inc.
Notes to Financial Statements
December 31, 2007 and 2006

3.	Escrowed Cash

Escrowed cash, restricted as to use, as of December 31, is comprised of the following:

	2007	2006

Rental pool unit owner deposits for maintenance reserve fund held in a bank account which bears an interest rate of 3% and 1.36%	$869,796	$517,680
Security deposits held on long-term rentals	20,273	18,570

	$890,069	$536,250

4.	Property, Buildings and Equipment, Net

Property, buildings and equipment as of December 31, consist of the following:

	Estimated
	Useful
	Lives	2007	2006

Land and land improvements		$6,809,179	$6,809,179
Buildings and recreational facilities	10–40	27,520,130	27,415,173
Machinery and equipment	5–15	16,090,540	15,191,068
Construction in progress		1,982,166	418,353

		52,402,015	49,833,773
Accumulated depreciation		(26,908,874)	(25,130,024)

		$25,493,141	$24,703,749

Substantially all property, buildings and equipment are mortgaged, pledged or otherwise subject to lien under a loan agreement (Note 6).

Depreciation expense amounted to approximately $1,985,000, $1,825,000 and $1,805,000, for the years ended December 31, 2007, 2006 and 2005, respectively.

Saddlebrook Resorts, Inc.
Notes to Financial Statements
December 31, 2007 and 2006

The Company leases equipment under agreements which are classified as capital leases. The equipment and obligations related to the lease are recorded at the present value of the minimum lease payments. During 2007, 2006 and 2005, the Company recorded approximately $11,000, $17,000 and $28,000, respectively, of interest expense related to the leases. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets. Total depreciation expense on the assets under lease was approximately $114,300, $114,300 and $129,100 for the years ended December 31, 2007, 2006 and 2005, respectively. Future minimum lease payments under these leases are payable during the year ending December 31 as follows:

2008	$133,531
Less: Amount representing interest	5,686

$127,845

5.	Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities as of December 31, consist of the following:

	2007	2006

Accrued payroll and related expenses	$1,278,031	$1,183,699
Accrued insurance	695,965	907,633
Other accrued expenses and liabilities	437,570	301,668

	$2,411,566	$2,393,000

6.	Notes Payable and line of credit

Notes payable consist of the following:

	2007	2006

Note payable to lender, 5 year term (maturity date of November 1, 2009), interest rate at 2% over the one month LIBOR index, monthly principal and interest payments, collateralized by all current and subsequently acquired real and personal property	$9,466,654	$10,266,658
Less: Current portion	(800,004)	(800,004)

	$8,666,650	$9,466,654

The term note is due November 1, 2009, and requires monthly principal payments of $66,667, together with monthly payment of all accrued interest. The new term note bears interest at 2% over the one month LIBOR index. The rate at December 31, 2007 was 6.72%.

Saddlebrook Resorts, Inc.
Notes to Financial Statements
December 31, 2007 and 2006

Future maturities of Notes Payable during the year ending December 31 are as follows:

2008	$800,004
2009	8,666,650

$9,466,654

The Company has the ability to obtain an additional $5 million under a line of credit facility from the same lender under the same terms of the term note subject to specific covenants until January 31, 2008. As of December 31, 2007, the outstanding balance related to this line was $1,750,000. As of March 28, 2008, the Company is working with the lender to extend the maturity date of the line of credit.

7.	Resort Revenues and Operating Costs of Resort

Resort revenues and operating costs of resort are comprised of the following:

	Year Ended December 31,
	2007	2006	2005

Resort Revenues
Room revenue subject to rental pool agreement	$12,259,889	$12,005,201	$11,589,794
Food and beverage	15,117,109	15,259,409	13,451,252
Resort facilities and other	16,238,919	16,343,582	15,632,728

	$43,615,917	$43,608,192	$40,673,774

Operating Costs of Resort
Distribution to rental pool participants	$4,909,148	$4,840,873	$4,672,047
Food and beverage	12,897,162	12,251,041	11,070,251
Resort facilities and other	15,407,847	15,059,260	14,951,056

	$33,214,157	$32,151,174	$30,693,354

8.	Related Party Transactions

Amounts due from related parties as of December 31, are comprised of the following:

	2007	2006

Saddlebrook Resort Condominium Association, Inc.	$98,805	$133,879
Saddlebrook Holdings, Inc.	61,804	3,916,278
Dempsey and Daughters, Inc.	109,917	597,312
Dempsey Resort Management, Inc.	—	70,391
Saddlebrook Properties LLC	3,766	3,716
Saddlebrook Realty, Inc.	7,311	6,658
Saddlebrook Investments, Inc.	—	343
Saddlebrook International Tennis, Inc.	1,926,293	—
Other	20,657	16,657

	$2,228,553	$4,745,234

Saddlebrook Resorts, Inc.
Notes to Financial Statements
December 31, 2007 and 2006

Amounts due to related parties as of December 31, are comprised of the following:

	2007	2006

Saddlebrook International Tennis, Inc.	$—	$2,488,702

The Company currently funds expenditures for SHI, the Company’s parent, which are offset by dividends declared to SHI, if necessary. SHI’s expenditures include dividends to its shareholders, which are primarily income taxes related to the operations of SHI and its subsidiaries.

Saddlebrook International Tennis, Inc. (“SIT”) operates a tennis training facility and preparatory school at the resort. SIT is solely owned by SHI. SIT owns 10 condominium units at the Resort, two of which participate in the Rental Pool Operation. The Company received revenue from SIT for services provided to SIT and it’s guests, which amounted to approximately $1,552,000, $1,739,000 and $1,579,000, for the years ended December 31, 2007, 2006 and 2005, respectively. In addition, the Company was reimbursed for actual expenses and other costs incurred on behalf of SIT.

Saddlebrook Investments, Inc. is a broker/dealer for sales of Saddlebrook Resort condominium units. Saddlebrook Realty, Inc. is a broker for the sale of other general real estate. These companies are solely owned by the shareholder of the Company’s parent. The Company is reimbursed for actual expenses and costs incurred on behalf of these entities.

Dempsey and Daughters, Inc. holds certain tracts of real estate and owns 24 individual condominium units at the Resort, 10 of which participate in the Rental Pool Operation. This company is solely owned by SHI. The Company was reimbursed for actual expenses incurred on behalf of Dempsey and Daughters, Inc.

The Company performs certain accounting and property management activities on behalf of the Saddlebrook Resort Condominium Association (the “Association”) and is reimbursed for expenses paid on behalf of the Association. Expenses paid on behalf of and services provided to the Association amounted to approximately $1,650,000, $1,729,000 and $1,504,000, for the years ended December 31, 2007, 2006 and 2005, respectively.

Other related party receivables and payables consist of transactions with several other entities, along with receivables from employees for resort charges and travel advances.

9.	Commitments and Contingencies

The Company is involved in litigation in the ordinary course of business. In the opinion of management, these matters are adequately covered by insurance or indemnification from other third parties and/or the effect, if any, of these claims is not material to the reported financial condition or results of operations of the Company as of December 31, 2007.

Saddlebrook Resorts, Inc.
Notes to Financial Statements
December 31, 2007 and 2006

The Company also leases equipment under operating leases. Some of the leases contain annual renewal options after the initial lease term. Lease expense amounted to $209,000, $206,000 and $249,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

Future minimum lease payments under noncancelable operating leases with initial lease terms in excess of one year are as follows:

2008	$106,154
2009	78,155
2010	46,761
2011	—
2012 and thereafter	—

$231,070

10.	Investment in Stock

In 1993, the Company invested in and formed a captive insurance company, Resort Hotel Insurance Company (RHIC), with other resorts participating in Resort Hotel Association (RHA), an insurance risk purchasing group. The Company retains an equity interest in and pays insurance premiums to RHIC. The Company’s ownership is less than 10% and all amounts contributed as capital ($122,950 as of December 31, 2007) and the increase in equity cumulative to date ($215,504 as of December 31, 2007) are recorded as a component of prepaid expenses and other assets. Any change in equity is reflected as a component of other income in the Statements of Operations. The Company’s investment approximates the proportionate net book value of the insurance company at December 31, 2007. The Company’s stock in RHIC is restricted and may not be sold in the open market. The Company may withdraw from RHA annually at the renewal date of any of its property or casualty policies.

11.	Insurance Claim

On August 12, 2007 the Company experienced damage to electrical facilities and the fire alarm system for which the Company filed a claim with its insurance company. As of December 31, 2007, the Company has incurred approximately $371,000 toward the repair of the damaged electrical facilities and fire alarm system and received reimbursement of $150,000 from the insurance company toward settlement of this claim. The insurance proceeds, net of expenses not related to the replacement of the facilities and the alarm system, is recorded in other income in the accompanying 2007 statements of operations. The Company estimates that all of the costs related to this expense, net of the $100,000 insurance deductible, to be reimbursed by insurance during the second quarter of 2008. However, actual amounts reimbursed could differ from this estimate. Insurance proceeds expected to be received during 2008 have not been recorded as a receivable at December 31, 2007.

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM
To the Board of Directors of Saddlebrook
Resorts, Inc., as Operators under the Saddlebrook
Rental Pool and Agency Appointment Agreement
We have audited the accompanying balance sheets of Saddlebrook Rental Pool Operation (funds created for participants who have entered into a rental pool agreement as explained in Note 1) as of December 31, 2007 and 2006, and the related statements of operations and changes in participants’ fund balance for the years then ended. These financial statements are the responsibility of the rental pool operator’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Saddlebrook Rental Pool Operation. as of December 31, 2007 and 2006, and the results of its operations and the changes in participants’ fund balance for the years then ended in conformity with accounting principles generally accepted in the United States of America.
/s/ Aidman, Piser & Company, P.A.
Tampa, Florida
March 28, 2008

Report of Independent Registered Certified Public Accounting Firm
To the Board of Directors of Saddlebrook
Resorts, Inc., as Operators under the Saddlebrook
Rental Pool and Agency Appointment Agreement
In our opinion, the accompanying statements of operations, and of changes in participants’ fund balance present fairly, in all material respects, the results of operations and changes in participants’ fund balance of Saddlebrook Rental Pool Operation (funds created for participants who have entered into a rental pool agreement as explained in Note 1) for the year ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the rental pool operator’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
Orlando, Florida
September 11, 2006

Saddlebrook Rental Pool Operation
Balance Sheets
December 31, 2007 and 2006

	2007	2006

Distribution Fund
Assets
Receivable from Saddlebrook Resorts, Inc.	$905,234	$691,861

Liabilities and Participants’ Fund Balance
Due to participants for rental pool distribution	$758,745	$590,663
Due to maintenance escrow fund	146,489	101,198

	$905,234	$691,861

Maintenance Escrow Fund
Assets
Cash in bank	$869,796	$715,241
Receivables
Distribution fund	146,489	101,198
Interest	—	268
Prepaid expenses and other assets	1,774	788
Linen inventory	84,317	77,155

	$1,102,376	$894,650

Liabilities and Participants’ Fund Balance
Due to Saddlebrook Resorts, Inc.	$120,702	$124,745
Participants’ fund balance	981,674	769,905

	$1,102,376	$894,650

The accompanying notes are an integral part of these financial statements.

Saddlebrook Rental Pool Operation
Statements of Operations
Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005

Distribution Fund
Rental pool revenues	$12,259,889	$12,005,201	$11,589,794

Deductions
Marketing fee	919,491	900,390	869,235
Management fee	1,532,487	1,500,650	1,448,724
Travel agent commissions	451,747	418,246	445,167
Credit card expense	231,588	216,087	196,234
Bad debt expense and other	—	1,000	6,000

	3,135,313	3,036,373	2,965,360

Net rental income	9,124,576	8,968,828	8,624,434
Operator share of net rental income	(4,106,058)	(4,035,972)	(3,880,995)
Other revenues (expenses)
Complimentary room revenues	73,453	63,932	73,450
Minor repairs and replacements	(182,823)	(155,915)	(144,842)

Amounts available for distribution to participants and maintenance escrow fund	$4,909,148	$4,840,873	$4,672,047

The accompanying notes are an integral part of these financial statements.

Saddlebrook Rental Pool Operation
Statements of Changes in Participants’ Fund Balance
Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005

Distribution Fund
Balances, beginning of year	$—	$—	$—
Additions
Amounts available for distribution	4,909,148	4,840,873	4,672,047
Reductions
Amounts withheld for maintenance escrow fund	(803,090)	(804,901)	(791,052)
Amounts accrued or paid to participants	(4,106,058)	(4,035,972)	(3,880,995)

Balances, end of year	$—	$—	$—

Maintenance Escrow Fund
Balances, beginning of year	$769,905	$566,450	$3,735,450
Additions
Amount withheld from distribution fund	803,090	804,901	791,052
Unit owner payments	16,411	65,883	1,207,780
Interest earned	27,401	18,720	15,357
Reductions
Unit renovations	(163,798)	(307,469)	(4,595,843)
Refunds of excess amounts in escrow accounts	(48,416)	(25,205)	(38,612)
Maintenance charges	(304,754)	(281,863)	(303,988)
Linen amortization	(118,165)	(71,512)	(244,746)

Balances, end of year	$981,674	$769,905	$566,450

The accompanying notes are an integral part of these financial statements.

Saddlebrook Rental Pool Operation
Notes to Financial Statements
December 31, 2007 and 2006

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