Form 10-Q
period 2008-03-31
SADDLEBROOK RESORTS INC
filed 2008-05-15
CIK 313151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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

     PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
SADDLEBROOK RESORTS, INC.
BALANCE SHEETS

	March 31,
	2008	December 31,
	(Unaudited)	2007
Assets
Current assets:
Cash and cash equivalents	$938,629	$991,320
Escrowed cash	328,291	890,069
Short-term investments	175,000	175,000
Short-term escrowed investments	395,187	—
Accounts receivable, net	10,449,919	3,200,585
Due from related parties	1,994,464	2,228,553
Inventory and supplies	1,702,880	1,679,645
Prepaid expenses and other current assets	1,054,497	756,956

Total current assets	17,038,867	9,922,128
Property, buildings and equipment, net	25,419,154	25,493,141
Deferred charges, net	27,945	32,022

Total assets	$42,485,966	$35,447,291

Liabilities and Shareholder’s Equity
Current liabilities:
Current portion of note payable	$800,004	$800,004
Current portion of capital leases	87,952	127,845
Current portion of line of credit	2,500,000	1,750,000
Escrowed deposits	723,478	890,069
Accounts payable	1,804,968	1,668,050
Accrued rental distribution	2,750,121	905,234
Accrued expenses and other liabilities	2,688,614	2,411,566
Current portion of deferred income	993,014	814,861
Guest deposits	1,144,520	1,657,194

Total current liabilities	13,492,671	11,024,823
Note payable due after one year	8,466,649	8,666,650
Long-term portion of deferred income	1,593,402	1,609,632

Total liabilities	23,552,722	21,301,105

Shareholder’s equity:
Common stock, $1.00 par value, 100,000 shares authorized and outstanding	100,000	100,000
Additional paid-in capital	1,013,127	1,013,127
Accumulated earnings	17,820,117	13,033,059

Total shareholder’s equity	18,933,244	14,146,186

	$42,485,966	$35,447,291

The accompanying Notes to Financial Statements are
an integral part of these financial statements.

SADDLEBROOK RESORTS, INC.
STATEMENTS OF OPERATIONS
AND ACCUMULATED EARNINGS
(Unaudited)

	Three months ended
	March 31,
	2008	2007
Resort revenues	$20,234,667	$17,026,581

Costs and expenses:
Operating costs	12,508,324	10,889,809
Sales and marketing	1,075,969	739,883
General and administrative	1,157,766	1,177,828
Depreciation	517,364	482,276

Total costs and expenses	15,259,423	13,289,796

Net operating income before other expenses and (income)	4,975,244	3,736,785

Other expenses and (income):
Interest income	(3,920)	(11,743)
Other expense	21,720	(5,969)
Interest expense	170,386	219,741

Total other expenses and (income)	188,186	202,029

Net income	4,787,058	3,534,756

Accumulated earnings at beginning of period	13,033,059	12,501,997

Accumulated earnings at end of period	$17,820,117	$16,036,753

The accompanying Notes to Financial Statements are
an integral part of these financial statements.

SADDLEBROOK RESORTS, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended
	March 31,
	2008	2007
Operating activities:
Net income	$4,787,058	$3,534,756
Non-cash items included in net income:
Depreciation	517,364	482,276
Amortization of debt financing costs	4,077	4,077
Loss on sale of assets	—	56,161
Decrease (increase) in:
Accounts receivable	(7,249,334)	(4,495,699)
Inventory and supplies	(23,235)	25,957
Prepaid expenses and other assets	(297,541)	(554,903)
Increase (decrease) in:
Accounts payable	136,918	(85,706)
Guest deposits	(512,674)	(187,726)
Accrued expenses and other liabilities	2,121,935	1,571,143
Deferred income	161,923	48,939

Cash flow (used in) provided by operating activities	(353,509)	399,275

Investing activities:
Capital expenditures	(443,377)	(209,372)

Cash flow used in investing activities	(443,377)	(209,372)

Financing activities:
Proceeds from line of credit	750,000	750,000
Payments on notes payable	(200,001)	(200,001)
Payments on capital lease obligations	(39,893)	(37,934)
Net payments from related parties	234,089	160,768

Cash flow provided by financing activities	744,195	672,833

Net (decrease) increase in cash	(52,691)	862,736
Cash at beginning of period	991,320	977,849

Cash at end of period	$938,629	$1,840,585

Supplemental disclosure of cash flow information:
Cash paid for interest	$166,000	$217,000

The accompanying Notes to Financial Statements are
an integral part of these financial statements.

SADDLEBROOK RESORTS, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
Note 1. Basis of Presentation
Saddlebrook Resorts, Inc. (the “Company”) developed and operates Saddlebrook Resort, which is a condominium hotel and resort located in Wesley Chapel, Florida.
The Company’s accompanying balance sheet for March 31, 2008, and its statements of operations and accumulated earnings and cash flows for the periods ended March 31, 2008 and 2007, are unaudited but reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature.
The Company’s business is seasonal. Therefore, the results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the full fiscal year.
These financial statements and related notes are presented for interim periods in accordance with the requirements of Form 10-Q and, consequently, do not include all disclosures normally provided in the Company’s Annual Report on Form 10-K. Accordingly, these financial statements and related notes should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
Recent Accounting Pronouncements
In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 161. “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB statement No. 133,” which requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The adoption of SFAS 161 will not have a material impact on the Company’s financial statements.
Note 2. Accounts Receivable

	March 31,
	2008	December 31,
	(Unaudited)	2007
Trade accounts receivable	$10,489,774	$3,245,106
Less reserve for bad debts	(39,855)	(44,521)

	$10,449,919	$3,200,585

Note 3. Property, Buildings and Equipment

	March 31,
	2008	December 31,
	(Unaudited)	2007
Land and land improvements	$6,809,179	$6,809,179
Buildings and recreational facilities	28,339,358	27,520,130
Machinery and equipment	16,268,656	16,090,540
Construction in progress	1,428,199	1,982,166

	52,845,392	52,402,015
Less accumulated depreciation	(27,426,238)	(26,908,874)

	$25,419,154	$25,493,141

The Company’s property, buildings and equipment are pledged as security for its debt (see Note 5).
Note 4. Deferred Charges

	March 31,
	2008	December 31,
	(Unaudited)	2007
Debt issue costs	$83,730	$83,730
Less accumulated amortization	(55,785)	(51,708)

	$27,945	$32,022

Note 5. Notes Payable and Line of Credit
The Company’s term note is due November 1, 2009, and requires monthly principal payments of $66,667, together with monthly payment of all accrued interest. The term note bears interest at 2% over the one month LIBOR index. The rate at March 31, 2008 was 5.12%.
The Company has the ability to obtain an additional $5 million under a line of credit facility from the same lender under the same terms as the term note subject to specific covenants. The Company had an outstanding balance of $2,500,000 on the line of credit at March 31, 2008.
Note 6. Related Party Receivables and Payables
Related party receivables and payables at March 31, 2008 and December 31, 2007 are the result of net intercompany transactions and cash transfers between the Company and its shareholder company and affiliated companies. Related party receivables and payables are unsecured, non-interest bearing and expected to be fully collected within one year.
Note 7. Income Taxes
The Company is currently a member of a Qualified Subchapter S Subsidiary Group. Accordingly, no income tax expense was reflected in the Company’s operating results as the tax is assessed to the shareholders of its parent company.

SADDLEBROOK RENTAL POOL OPERATION
BALANCE SHEETS
DISTRIBUTION FUND

	March 31,
	2008	December 31,
	(Unaudited)	2007
Assets
Receivable from Saddlebrook Resorts, Inc.	$2,750,121	$905,234

Liabilities and Participants’ Fund Balance
Due to participants for rental pool distribution	$2,275,309	$758,745
Due to maintenance escrow fund	474,812	146,489

	$2,750,121	$905,234

MAINTENANCE ESCROW FUND

	March 31,
	2008	December 31,
	(Unaudited)	2007
Assets
Cash and cash equivalents	$705,805	$869,796
Receivables:
Distribution fund	474,812	146,489
Interest	2,857	—
Linen inventory	55,299	84,317
Prepaid expenses and other assets	2,747	1,774

	$1,241,520	$1,102,376

Liabilities and Participants’ Fund Balance
Accounts payable	$84,894	$120,702
Participants’ fund balance	1,156,626	981,674

	$1,241,520	$1,102,376

SADDLEBROOK RENTAL POOL OPERATION
STATEMENTS OF OPERATIONS
(Unaudited)
DISTRIBUTION FUND

	Three months ended
	March 31,
	2008	2007
Rental pool revenue	$6,906,264	$5,557,244

Deductions:
Marketing fee	517,970	416,793
Management fee	863,283	694,656
Travel agent commissions	366,078	194,464
Credit card expense	102,691	90,126

	1,850,022	1,396,039

Net rental income	5,056,242	4,161,205
Less operator share of net rental income	(2,275,309)	(1,872,542)
Other revenues (expenses):
Complimentary room revenues	19,063	19,151
Minor repairs and replacements	(49,875)	(50,071)

Amount available for distribution	$2,750,121	$2,257,743

SADDLEBROOK RENTAL POOL OPERATION
STATEMENTS OF CHANGES IN PARTICIPANTS’ FUND BALANCES
(Unaudited)
DISTRIBUTION FUND

	Three months ended
	March 31,
	2008	2007
Balance at beginning of period	$—	$—

Additions:
Amount available for distribution	2,750,121	2,257,743

Reductions:
Amount withheld for maintenance escrow fund	(474,812)	(385,201)
Amount accrued or paid to participants	(2,275,309)	(1,872,542)

Balance at end of period	$—	$—

MAINTENANCE ESCROW FUND

	Three months ended
	March 31,
	2008	2007
Balance at beginning of period	$981,674	769,905

Additions:
Amount withheld from distribution fund	474,812	385,201
Unit owner payments	6,100	7,306
Interest earned	5,549	6,171

Reductions:
Escrow account refunds	(14,078)	(8,292)
Maintenance charges	(80,372)	(47,321)
Unit renovations	(137,891)	(74,905)
Linen replacement	(79,168)	(90,242)

Balance at end of period	$1,156,626	$947,823

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
Liquidity and Capital Resources
Future operating costs and planned expenditures for minor capital additions and improvements are expected to be adequately funded by the Company’s and its affiliates’ current cash reserves and cash generated by resort operations. The Company’s current term note agreement also contains a commitment for an additional $5,000,000, of which $2,500,000 was outstanding at March 31, 2008, provided the Company is in compliance with certain financial covenants. The Company’s financing from a third-party lender bears interest at 2% over the one month LIBOR index (5.12% at March 31, 2008) and matures on November 1, 2009.

Results of Operations
First quarter 2008 compared to first quarter 2007
The Company’s total revenues for the three months ended March 31, 2008 increased approximately $3,208,000, about 19%, from the first quarter of the prior year. The number of guests on property increased about 22% when compared with the first quarter of 2007, and the average room rate improved by approximately 7%. The Company experienced an increase in total food and beverage revenues of $1,221,000, or about 21% over the prior year. Total revenues for the Rental Pool Operation increased $1,349,000, about 24%, over the first quarter of 2007.
The increase of $1,970,000 in operating costs and expenses for the Company relates to the increases in revenues, along with other increases in sales and marketing expenses. The $454,000 increase in operating costs and expenses for the Rental Pool Operation is related to the increases in revenues along with an increase in travel agent commission expenses.
Net Income for the Company increased $1,252,000 over the comparable period last year. Amounts available for distribution for the Rental Pool Operation increased $492,000 from the first quarter of 2007.
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

Item 4. Controls and Procedures
The Company’s management, including the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures as of March 31, 2007, pursuant to Exchange Act Rule 15d-15. Based upon that evaluation, the Company’s Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2008 in timely alerting them to material information required to be included in the Company’s periodic SEC filings.
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
There were no significant changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2008 that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.
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

SADDLEBROOK RESORTS, INC. (Registrant)

Date: May 14, 2008	/s/ Donald L. Allen
Donald L. Allen
Vice President and Treasurer (Principal Financial and Accounting Officer)