Form 10-Q
period 2008-06-30
SADDLEBROOK RESORTS INC
filed 2008-08-14
CIK 313151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO ☑
Registrant has 100,000 shares of common stock outstanding, all of which are held by an affiliate of the Registrant.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
SADDLEBROOK RESORTS, INC.
BALANCE SHEETS

	June 30,
	2008	December 31,
	(Unaudited)	2007
Assets
Current assets:
Cash and cash equivalents	$4,935,995	$991,320
Escrowed cash	879,103	890,069
Short-term investments	175,000	175,000
Short-term escrowed investments	196,795	—
Accounts receivable, net	4,651,893	3,200,585
Due from related parties	2,897,134	2,228,553
Inventory and supplies	1,738,090	1,679,645
Prepaid expenses and other current assets	1,041,874	756,956

Total current assets	16,515,884	9,922,128
Property, buildings and equipment, net	25,380,415	25,493,141
Deferred charges, net	23,868	32,022

Total assets	$41,920,167	$35,447,291

Liabilities and Shareholder’s Equity
Current liabilities:
Current portion of note payable	$800,004	$800,004
Current portion of capital leases	59,008	127,845
Current portion of line of credit	2,500,000	1,750,000
Escrowed deposits	1,075,897	890,069
Accounts payable	1,159,936	1,668,050
Accrued rental distribution	1,450,371	905,234
Accrued expenses and other liabilities	2,717,624	2,411,566
Current portion of deferred income	880,023	814,861
Guest deposits	1,331,237	1,657,194
Due to related parties	67,027	—

Total current liabilities	12,041,127	11,024,823
Note payable due after one year	8,266,648	8,666,650
Long-term portion of deferred income	1,561,397	1,609,632

Total liabilities	21,869,172	21,301,105

Shareholder’s equity:
Common stock, $1.00 par value, 100,000 shares authorized and outstanding	100,000	100,000
Additional paid-in capital	1,013,127	1,013,127
Accumulated earnings	18,937,868	13,033,059

Total shareholder’s equity	20,050,995	14,146,186

	$41,920,167	$35,447,291

The accompanying Notes to Financial Statements are
an integral part of these financial statements

SADDLEBROOK RESORTS, INC.
STATEMENTS OF OPERATIONS
AND ACCUMULATED EARNINGS
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues	$12,767,415	$10,571,901	$33,002,081	$27,598,482

Costs and expenses:
Operating costs	9,223,752	8,191,144	21,732,076	19,080,953
Sales and marketing	800,862	732,666	1,876,831	1,472,549
General and administrative	948,937	1,081,479	2,106,703	2,259,307
Depreciation	541,615	495,002	1,058,980	977,278

Total costs and expenses	11,515,166	10,500,291	26,774,590	23,790,087

Net operating income before
Other expenses (income)	1,252,249	71,610	6,227,491	3,808,395

Other expenses (income)
Interest income	(8,737)	(21,731)	(12,657)	(33,474)
Other income	10	(18,743)	21,730	(24,712)
Interest expense	143,225	221,751	313,611	441,492

Total other expenses (income)	134,498	181,277	322,684	383,306

Net income (loss)	1,117,751	(109,667)	5,904,809	3,425,089

Accumulated earnings at beginning of period	17,820,117	16,036,753	13,033,059	12,501,997

Accumulated earnings at end of period	$18,937,868	$15,927,086	$18,937,868	$15,927,086

The accompanying Notes to Financial Statements are
an integral part of these financial statements

SADDLEBROOK RESORTS, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended
	June 30,
	2008	2007
Operating activities:
Net income	$5,904,809	$3,425,089
Non-cash items included in net income:
Provision for doubtful accounts	3,300	—
Depreciation	1,058,980	977,278
Amortization of debt financing costs	8,154	8,154
Loss on sale of assets	1,821	57,527
(Increase) decrease in:
Accounts receivable	(1,454,608)	(1,120,170)
Inventory and supplies	(58,445)	78,093
Prepaid expenses and other assets	(284,918)	(554,242)
(Decrease) increase in:
Accounts payable	(508,114)	(220,950)
Accrued rental distribution	545,137	379,554
Guest deposits	(325,957)	(306,667)
Accrued expenses and other liabilities	306,057	382,876
Deferred income	16,927	47,953

Cash flow provided by operating activities	5,213,143	3,154,495

Investing activities:
Proceeds from sale of asset	500	4,900
Capital expenditures	(948,575)	(815,298)

Cash flow used in investing activities	(948,075)	(810,398)

Financing activities:
Proceeds from line of credit	750,000	—
Payments on notes payable	(400,002)	(400,002)
Payments on capital lease obligations	(68,837)	(76,350)
Net payments to related parties	(601,554)	(764,178)

Cash flow used in financing activities	(320,393)	(1,240,530)

Net increase in cash	3,944,675	1,103,567
Cash at beginning of period	991,320	977,849

Cash at end of period	$4,935,995	$2,081,416

Supplemental disclosure of cash flow information:
Cash paid for interest	$305,457	$433,338

The accompanying Notes to Financial Statements are
an integral part of these financial statements.

SADDLEBROOK RESORTS, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
Note 1. Basis of Presentation
Saddlebrook Resorts, Inc. (the “Company”) developed and operates Saddlebrook Resort, which is a condominium hotel and resort located in Wesley Chapel, Florida.
The Company’s accompanying balance sheet for June 30, 2008, and its statements of operations and accumulated earnings and cash flows for the periods ended June 30, 2008 and 2007, are unaudited but reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature.
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
Note 2. Accounts Receivable

	June 30,
	2008	December 31,
	(Unaudited)	2007
Trade accounts receivable	$4,691,748	$3,245,106
Less allowance for bad debts	(39,855)	(44,521)

	$4,651,893	$3,200,585

Note 3. Property, Buildings and Equipment

	June 30,
	2008	December 31,
	(Unaudited)	2007
Land and land improvements	$6,809,179	$6,809,179
Buildings and recreational facilities	28,776,112	27,520,130
Machinery and equipment	16,977,384	16,090,540
Construction in progress	774,779	1,982,166

	53,337,454	52,402,015
Less accumulated depreciation	(27,957,039)	(26,908,874)

	$25,380,415	$25,493,141

The Company’s property, buildings and equipment are pledged as security for its debt (see Note 5).
Note 4. Deferred Charges

	June 30,
	2008	December 31,
	(Unaudited)	2007
Debt issue costs	$83,730	$83,730
Less accumulated amortization	(59,862)	(51,708)

	$23,868	$32,022

Note 5. Note Payable and Line of Credit
The Company’s term note is due November 1, 2009, and requires monthly principal payments of $66,667, together with monthly payment of all accrued interest. The term note bears interest at 2% over the one month LIBOR index. The rate as of June 30, 2008 was 4.46%. At June 30, 2008, the outstanding balance on this term note was $9,066,652.
The Company has the ability to obtain an additional $5 million under a line of credit facility from the same lender under the same terms as the term note subject to specific covenants. The Company had an outstanding balance of $2,500,000 on the line of credit at June 30, 2008.
Note 6. Related Party Receivables and Payables
Related party receivables and payables at June 30, 2008 and December 31, 2007 are the result of net intercompany transactions and cash transfers between the Company and its shareholder and affiliated companies. Related party receivables and payables are unsecured and non-interest bearing and expected to be fully collected within one year.
Note 7. Income Taxes
The Company is currently a member of a Qualified Subchapter S Subsidiary Group. Accordingly, no income tax expense was reflected in the Company’s operating results as the tax is assessed to the shareholders of its parent company.

SADDLEBROOK RENTAL POOL OPERATION
BALANCE SHEETS
DISTRIBUTION FUND

	June 30,
	2008	December 31,
	(Unaudited)	2007
Assets
Receivable from Saddlebrook Resorts, Inc.	$1,450,371	$905,234

Liabilities and Participants’ Fund Balance
Due to participants for rental pool distribution	$1,216,089	$758,745
Due to maintenance escrow fund	234,282	146,489

	$1,450,371	$905,234

MAINTENANCE ESCROW FUND

	June 30,
	2008	December 31,
	(Unaudited)	2007
Assets
Cash and cash equivalents	$1,062,424	$869,796
Receivables:
Distribution fund	234,282	146,489
Owner payments	22,539	—
Accrued interest receivable	3,029	—
Linen inventory	32,204	84,317
Prepaid expenses and other assets	2,701	1,774

	$1,357,179	$1,102,376

Liabilities and Participants’ Fund Balance
Accounts payable	$109,066	$120,702
Participants’ fund balance	1,248,113	981,674

	$1,357,179	$1,102,376

SADDLEBROOK RENTAL POOL OPERATION
STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Rental pool revenues	$3,687,557	$2,726,616	$10,593,821	$8,283,860

Deductions:
Marketing fee	276,567	204,496	794,537	621,289
Management fee	460,945	340,827	1,324,228	1,035,483
Travel agent commissions	161,067	126,135	527,145	320,599
Credit card expense	86,558	54,235	189,249	144,361

	985,137	725,693	2,835,159	2,121,732

Net rental income	2,702,420	2,000,923	7,758,662	6,162,128
Less operator share of net rental income	(1,216,089)	(900,415)	(3,491,398)	(2,772,957)
Other revenues (expenses):
Complimentary room revenues	20,700	17,216	39,763	36,367
Minor repairs and replacements	(56,660)	(47,737)	(106,535)	(97,808)

Amount available for distribution	$1,450,371	$1,069,987	$4,200,492	$3,327,730

SADDLEBROOK RENTAL POOL OPERATION
STATEMENTS OF CHANGES IN PARTICIPANTS’ FUND BALANCES
(Unaudited)
DISTRIBUTION FUND

	Six months ended
	June 30,
	2008	2007
Balance at beginning of period	$—	$—

Additions:
Amount available for distribution	4,200,492	3,327,730

Reductions:
Amount withheld for maintenance escrow fund	(709,094)	(554,773)
Amount accrued or paid to participants	(3,491,398)	(2,772,957)

Balance at end of period	$—	$—

MAINTENANCE ESCROW FUND

	Six months ended
	June 30,
	2008	2007
Balance at beginning of period	$981,674	769,905

Additions:
Amount withheld from distribution fund	709,094	554,773
Unit owner payments	264,034	10,654
Interest earned	8,336	12,646

Reductions:
Escrow account refunds	(23,404)	(31,868)
Maintenance charges	(167,531)	(114,173)
Unit renovations	(392,399)	(168,059)
Linen replacement	(131,691)	(115,323)

Balance at end of period	$1,248,113	$711,281

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
Liquidity and Capital Resources
Future operating costs and planned expenditures for minor capital additions and improvements are expected to be adequately funded by the Company’s and its affiliates’ current cash reserves and cash generated by resort operations. The Company’s current debt agreement also contains a commitment for an additional $5,000,000, of which $2,500,000 was outstanding at June 30, 2008, provided the Company is in compliance with certain financial covenants. The Company’s financing from a third-party lender bears interest at 2% over the one month LIBOR index (4.46% at June 30, 2008) and matures on November 1, 2009.

Results of Operations
Second quarter 2008 compared to second quarter 2007
The Company’s total revenues increased approximately $2,200,000, or about 21%, for the three months ended June 30, 2008 compared to the same period in the prior year. This increase is directly related to a 13% increase in occupancy over the prior period. Total revenues for the Rental Pool increased approximately $961,000, or about 35%. This increase is directly related to the increase in occupancy, along with an 8% increase in the average room rate.
The increases of $1,015,000 in total costs and expenses for the Company, and $259,000 in total costs and expenses for the Rental Pool Operation, are consistent with the increases in revenues.
Net income for the Company increased $1,227,000 over the comparable period last year. Amounts available for distribution for the Rental Pool Operation increased $380,000 over the comparable period last year.
First six months 2008 compared to first six months 2007
The Company’s total revenues increased approximately $5,404,000, or about 19% for the six months ended June 30, 2008 compared to the same period in the prior year. This increase is directly related to a 15% increase in occupancy over the prior year. The total revenues for the Rental Pool increased approximately $2,310,000, or about 27%. This increase is directly related to the increase in occupancy, along with a 9% increase in the average room rate.
The increases of $2,985,000 in total costs and expenses for the Company, and $713,000 in total costs and expenses for the Rental Pool Operation, are consistent with the increases in revenues.
Net income for the Company increased $2,480,000 over the comparable period last year. Amounts available for distribution for the Rental Pool Operation increased $873,000 over the same period in the prior year.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
The Company’s invested cash, including investments escrowed on behalf of the condominium unit owners in the Rental Pool’s Maintenance Escrow Fund, is subject to changes in market interest rates. Otherwise, the Company does not have significant market risk with respect to foreign currency exchanges or other market rates.
The Company’s term note bears interest at 2% over the one month LIBOR index and matures on November 1, 2009.
Item 4. Controls and Procedures
The Company’s management, including the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures as of June 30, 2008, pursuant to Exchange Act Rule 15d-15. Based upon that evaluation, the Company’s Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2008 in timely alerting them to material information required to be included in the Company’s periodic SEC filings.
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
There were no significant changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2008 that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.
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

SADDLEBROOK RESORTS, INC. (Registrant)
Date: August 14, 2008	/s/ Donald L. Allen
Donald L. Allen
Vice President and Treasurer (Principal Financial and Accounting Officer)