Form 10-Q
period 2008-09-30
SADDLEBROOK RESORTS INC
filed 2008-11-14
CIK 313151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
SADDLEBROOK RESORTS, INC.
BALANCE SHEETS

	September 30,
	2008	December 31,
	(Unaudited)	2007
Assets
Current assets:
Cash and cash equivalents	$4,529,664	$991,320
Escrowed cash	442,238	890,069
Short-term investments	175,000	175,000
Short-term escrowed investments	199,057	—
Accounts receivable, net	1,522,990	3,200,585
Due from related parties	3,308,810	2,228,553
Inventory and supplies	1,759,206	1,679,645
Prepaid expenses and other current assets	876,588	756,956

Total current assets	12,813,553	9,922,128
Property, buildings and equipment, net	25,025,897	25,493,141
Deferred charges, net	19,791	32,022

Total assets	$37,859,241	$35,447,291

Liabilities and Shareholder’s Equity
Current liabilities:
Current portion of note payable	$800,004	$800,004
Current portion of capital leases	29,691	127,845
Current portion of line of credit	2,500,000	1,750,000
Escrowed deposits	641,295	890,069
Accounts payable	799,863	1,668,050
Accrued rental distribution	472,108	905,234
Accrued expenses and other liabilities	2,432,028	2,411,566
Current portion of deferred income	774,023	814,861
Guest deposits	1,575,213	1,657,194
Due to related parties	137,772	—

Total current liabilities	10,161,997	11,024,823
Note payable due after one year	8,066,647	8,666,650
Long-term portion of deferred income	1,557,944	1,609,632

Total liabilities	19,786,588	21,301,105

Shareholder’s equity:
Common stock, $1.00 par value, 100,000 shares authorized and outstanding	100,000	100,000
Additional paid-in capital	1,013,127	1,013,127
Accumulated earnings	16,959,526	13,033,059

Total shareholder’s equity	18,072,653	14,146,186

	$37,859,241	$35,447,291

The accompanying Notes to Financial Statements are
an integral part of these financial statements

SADDLEBROOK RESORTS, INC.
STATEMENTS OF OPERATIONS
AND ACCUMULATED EARNINGS
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues	$5,594,686	$7,029,033	$38,596,767	$34,627,515

Costs and expenses:
Operating costs	5,710,973	6,516,547	27,443,049	25,597,501
Sales and marketing	509,048	600,284	2,385,878	2,072,833
General and administrative	959,509	1,070,328	3,066,213	3,329,636
Depreciation	528,058	497,919	1,587,037	1,475,196

Total costs and expenses	7,707,588	8,685,078	34,482,177	32,475,166

Net operating income (loss) before
Other expenses (income)	(2,112,902)	(1,656,045)	4,114,590	2,152,349

Other expenses (income)
Interest income	(16,252)	(9,680)	(28,909)	(43,154)
Other income	(254,362)	(16,909)	(232,632)	(41,622)
Interest expense	136,054	211,661	449,664	653,153

Total other (income) expenses	(134,560)	185,072	188,123	568,377

Net (loss) income	(1,978,342)	(1,841,117)	3,926,467	1,583,972

Accumulated earnings at beginning of period	18,937,868	15,927,086	13,033,059	12,501,997

Accumulated earnings at end of period	$16,959,526	$14,085,969	$16,959,526	$14,085,969

The accompanying Notes to Financial Statements are
an integral part of these financial statements

SADDLEBROOK RESORTS, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended
	September 30,
	2008	2007
Operating activities:
Net income	$3,926,467	$1,583,972
Non-cash items included in net income:
Provision for doubtful accounts	3,300	—
Depreciation	1,587,037	1,475,196
Amortization of debt financing costs	12,231	12,231
(Gain) loss on sale of assets	(2,665)	60,639
Decrease (increase) in:
Accounts receivable	1,674,295	375,670
Inventory and supplies	(79,561)	14,184
Prepaid expenses and other assets	(119,632)	(270,227)
(Decrease) increase in:
Accounts payable	(868,186)	(203,138)
Accrued rental distribution	(433,126)	(14,249)
Guest deposits	(81,981)	(82,430)
Accrued expenses and other liabilities	20,462	262,935
Deferred income	(92,526)	(135,051)

Cash flow provided by operating activities	5,546,115	3,079,732

Investing activities:
Proceeds from sale of property and equipment	9,396	5,700
Proceeds from maturity of short term investment	—	375,000
Purchase of short term investment	—	(175,000)
Capital expenditures	(1,126,525)	(1,648,258)

Cash flow used in investing activities	(1,117,129)	(1,442,558)

Financing activities:
Proceeds from line of credit	750,000	—
Payments on notes payable	(600,003)	(600,003)
Payments on capital lease obligations	(98,154)	(115,251)
Net payments to related parties	(942,485)	(1,310,307)

Cash flow used in financing activities	(890,642)	(2,025,561)

Net increase in cash	3,538,344	(388,387)
Cash at beginning of period	991,320	977,849

Cash at end of period	$4,529,664	$589,462

Supplemental disclosure of cash flow information:
Cash paid for interest	$437,433	$640,921

The accompanying Notes to Financial Statements are
an integral part of these financial statements.

SADDLEBROOK RESORTS, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
Note 1. Basis of Presentation
Saddlebrook Resorts, Inc. (the “Company”) developed and operates Saddlebrook Resort, which is a condominium hotel and resort located in Wesley Chapel, Florida.
The Company’s accompanying balance sheet for September 30, 2008, and its statements of operations and accumulated earnings and cash flows for the periods ended September 30, 2008 and 2007, are unaudited but reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature.
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
Note 2. Accounts Receivable

	September 30,
	2008	December 31,
	(Unaudited)	2007
Trade accounts receivable	$1,539,066	$3,245,106
Less allowance for bad debts	(16,076)	(44,521)

	$1,522,990	$3,200,585

Note 3. Property, Buildings and Equipment

	September 30,
	2008	December 31,
	(Unaudited)	2007
Land and land improvements	$6,809,179	$6,809,179
Buildings and recreational facilities	28,942,407	27,520,130
Machinery and equipment	17,010,899	16,090,540
Construction in progress	734,017	1,982,166

	53,496,502	52,402,015
Less accumulated depreciation	(28,470,605)	(26,908,874)

	$25,025,897	$25,493,141

The Company’s property, buildings and equipment are pledged as security for its debt (see Note 5).
Note 4. Deferred Charges

	September 30,
	2008	December 31,
	(Unaudited)	2007
Debt issue costs	$83,730	$83,730
Less accumulated amortization	(63,939)	(51,708)

	$19,791	$32,022

Note 5. Note Payable and Line of Credit
The Company’s term note is due November 1, 2009, and requires monthly principal payments of $66,667, together with monthly payment of all accrued interest. The term note bears interest at 2% over the one month LIBOR index. The rate as of September 30, 2008 was 4.49%. At September 30, 2008, the outstanding balance on this term note was $8,866,651.
The Company has the ability to obtain an additional $5 million under a line of credit facility from the same lender under the same terms as the term note subject to specific covenants. The Company had an outstanding balance of $2,500,000 on the line of credit at September 30, 2008.
Note 6. Related Party Receivables and Payables
Related party receivables and payables at September 30, 2008 and December 31, 2007 are the result of net intercompany transactions and cash transfers between the Company and its shareholder and affiliated companies. Related party receivables and payables are unsecured and non-interest bearing and expected to be fully collected/paid within one year.
Note 7. Income Taxes
The Company is currently a member of a Qualified Subchapter S Subsidiary Group. Accordingly, no income tax expense was reflected in the Company’s operating results as the tax is assessed to the shareholders of its parent company.

SADDLEBROOK RENTAL POOL OPERATION
BALANCE SHEETS
DISTRIBUTION FUND

	September 30,
	2008	December 31,
	(Unaudited)	2007
Assets
Receivable from Saddlebrook Resorts, Inc.	$472,108	$905,234

Liabilities and Participants’ Fund Balance
Due to participants for rental pool distribution	$399,208	$758,745
Due to maintenance escrow fund	72,900	146,489

	$472,108	$905,234

MAINTENANCE ESCROW FUND

	September 30,
	2008	December 31,
	(Unaudited)	2007
Assets
Cash and cash equivalents	$626,894	$869,796
Receivables:
Distribution fund	72,900	146,489
Accrued interest receivable	425	—
Linen inventory	17,118	84,317
Prepaid expenses and other assets	2,494	1,774

	$719,831	$1,102,376

Liabilities and Participants’ Fund Balance
Accounts payable	$133,217	$120,702
Participants’ fund balance	586,614	981,674

	$719,831	$1,102,376

SADDLEBROOK RENTAL POOL OPERATION
STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Rental pool revenues	$1,210,015	$1,696,494	$11,803,836	$9,980,354

Deductions:
Marketing fee	90,751	127,237	885,288	748,526
Management fee	151,252	212,062	1,475,480	1,247,545
Travel agent commissions	46,901	39,722	574,046	360,321
Credit card expense	33,982	41,126	223,231	185,487

	322,886	420,147	3,158,045	2,541,879

Net rental income	887,129	1,276,347	8,645,791	7,438,475
Less operator share of net rental income	(399,208)	(574,356)	(3,890,606)	(3,347,313)
Other revenues (expenses):
Complimentary room revenues	8,350	16,101	48,113	52,468
Minor repairs and replacements	(24,163)	(41,908)	(130,698)	(139,716)

Amount available for distribution	$472,108	$676,184	$4,672,600	$4,003,914

SADDLEBROOK RENTAL POOL OPERATION
STATEMENTS OF CHANGES IN PARTICIPANTS’ FUND BALANCES
(Unaudited)
DISTRIBUTION FUND

	Nine months ended
	September 30,
	2008	2007
Balance at beginning of period	$—	$—

Additions:
Amount available for distribution	4,672,600	4,003,914

Reductions:
Amount withheld for maintenance escrow fund	(781,994)	(656,601)
Amount accrued or paid to participants	(3,890,606)	(3,347,313)

Balance at end of period	$—	$—

MAINTENANCE ESCROW FUND

	Nine months ended
	September 30,
	2008	2007
Balance at beginning of period	$981,674	769,905

Additions:
Amount withheld from distribution fund	781,994	656,601
Unit owner payments	306,155	11,154
Interest earned	10,604	20,059

Reductions:
Escrow account refunds	(35,885)	(37,658)
Maintenance charges	(256,965)	(186,118)
Unit renovations	(1,050,827)	(165,577)
Linen replacement	(150,136)	(137,498)

Balance at end of period	$586,614	$930,868

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
General
The Company operates Saddlebrook Resort (the “Resort”) in Wesley Chapel, Florida, which contains condominium units that have been sold to third parties or to affiliates of the Company. The majority of the condominium units are hotel accommodations that participate in a rental-pooling program (the “Rental Pool”) that provides its owners with a percentage distribution of related room revenues minus certain fees and expenses. The remainder of the condominium units participate in a non-pooling rental program, are owner-occupied or are designated as hospitality suites or housing for young athletes independent of the rental programs. Other resort property owned by the Company and its affiliates include golf courses, tennis courts, swimming pools, a fitness center, an executive challenge course, a spa, restaurants and conference center facilities.
Impact of Current Economic Conditions
The Company believes that the reduced occupancy rates in 2008 are due in large part to the current state of the United States’ economy and higher oil and gasoline prices that have impacted travel costs. Businesses appear to have altered their spending patterns in response to the current economic conditions, resulting in fewer group bookings.
Given the current economic conditions we have increased our focus on managing costs. For example, we have reduced our salaried management positions and are managing staffing levels across the Company. We will continue to review costs to identify future opportunities for cost reduction.
Liquidity and Capital Resources
Future operating costs and planned expenditures for minor capital additions and improvements are expected to be adequately funded by the Company’s and its affiliates’ current cash reserves and cash generated by resort operations. The Company’s current debt agreement also contains a commitment for an additional $5,000,000, of which $2,500,000 was outstanding at September 30, 2008, provided the Company is in compliance with certain financial covenants. The Company’s financing from a third-party lender bears interest at 2% over the one month LIBOR index (4.49% at September 30, 2008) and matures on November 1, 2009.

Results of Operations
Third quarter 2008 compared to third quarter 2007
The Company’s total revenues decreased approximately $1,434,000, or about 20%, for the three months ended September 30, 2008 compared to the same period in the prior year. This decrease is directly related to a 30% decrease in occupancy over the prior period. Total revenues for the Rental Pool decreased approximately $486,000, or about 29%. This decrease is directly related to the decrease in occupancy, partially offset by a 3% increase in the average room rate.
The decreases of $977,000 in total costs and expenses for the Company, and $97,000 in total costs and expenses for the Rental Pool Operation, are consistent with the decreases in revenues.
Net loss for the Company increased $137,000 over the comparable period last year. Amounts available for distribution for the Rental Pool Operation decreased $204,000 over the comparable period last year.
On August 12, 2007 the Company experienced lightning damage that impacted our fire alarm, electrical and HVAC systems. The damage to the fire alarm system not only affected the Company’s property but also resulted in the need to replace and upgrade the fire alarm system for the condominium units which are governed by Saddlebrook Resorts Condominium Association, Inc., (the “Association”). This event resulted in the filing of an insurance claim for an estimated total of $871,000 in damages, to be reduced by a $100,000 deductible. As of this filing, the Company and the Association have received a total of $636,669 in settlement on this claim. The Association received approximately $271,000 of such amount. The Company received approximately $150,000 in the fourth quarter of 2007 and approximately $215,000 in the third quarter of 2008. Such amounts, net of non-capital expenses have been recorded as a component of Other Income for the Company in such quarters. The replacement of the damaged systems is substantially completed and we expect to receive reimbursement for the remaining balance on the claim of approximately $135,000 prior to the end of this year.
First nine months 2008 compared to first nine months 2007
The Company’s total revenues increased approximately $3,969,000, or about 11% for the nine months ended September 30, 2008 compared to the same period in the prior year. This increase is directly related to a 4% increase in occupancy over the prior year. The total revenues for the Rental Pool increased approximately $1,823,000, or about 18%. This increase is directly related to the increase in occupancy, along with a 14% increase in the average room rate.
The increases of $2,007,000 in total costs and expenses for the Company, and $616,000 in total costs and expenses for the Rental Pool Operation, are consistent with the increases in revenues.
Net income for the Company increased $2,342,000 over the comparable period last year. Amounts available for distribution for the Rental Pool Operation increased $669,000 over the same period in the prior year.
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
Item 4. Controls and Procedures
The Company’s management, including the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures as of September 30, 2008, pursuant to Exchange Act Rule 15d-15. Based upon that evaluation, the Company’s Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2008 in timely alerting them to material information required to be included in the Company’s periodic SEC filings.
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
There were no significant changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2008 that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.
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

Item 6. Exhibits
     The following exhibits are included in this Form 10-Q:
31.1 — Chief Executive Officer Rule 15d-14 (a) Certification
31.2 — Chief Financial Officer Rule 15d-14 (a) Certification
32.1 — Chief Executive Officer Section 1350 Certification
32.2 — Chief Financial Officer Section 1350 Certification