Form 10-Q/A
period 2008-09-30
SADDLEBROOK RESORTS INC
filed 2008-11-14
CIK 313151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q/A
(Amendment No. 1)
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

EXPLANATORY NOTE
This amendment is being filed to add the signature page at the end which was inadvertently cut off from the original filing. No other changes have been made.

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

SADDLEBROOK RESORTS, INC.

(Registrant)

Date: November 14, 2008	/s/ Donald L. Allen

Donald L. Allen
Vice President and Treasurer
(Principal Financial and
Accounting Officer)