Form 10-K
period 2008-12-31
SADDLEBROOK RESORTS INC
filed 2009-03-31
CIK 313151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K
(Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal period ended December 31, 2008
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
At December 31, 2008, there were approximately 712 persons employed by the Company. The Company’s management relationship with its employees is excellent and there are no collective bargaining agreements.
Item 1A. Risk Factors
The Company is subject to operating risks common to the hotel industry which could adversely affect our results of operations.
Common hotel industry risks include (but are not limited to);
Reduction in business travel or decrease in demand for transient rooms and related lodging services resulting from a downturn in general economic conditions.

The impact of war and terrorist activity (including threatened terrorist activity) and heightened travel security measures instituted in response thereto.

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
The Resort is inside the gated community of Saddlebrook. The Resort’s property includes approximately 480 acres of land that are owned by the Company and an affiliate. Located on the Resort’s property are convention facilities with over 95,000 square feet of meeting and function space, three restaurants, two 18-hole golf courses, 45 tennis courts, a 7,000-square foot luxury health spa, a 7,500-square foot fitness center, three swimming pools, shops and other operational and recreation areas.
A total of 556 condominium units are at the Resort comprised of one-, two- and three-bedroom suites. Of these condominium units, 408 are designed for hotel occupancy and located in an area called the Walking Village. The remaining 148 are slightly larger, designed for longer-termed rental, and are located in an area called the Lakeside Village. At December 31, 2008, there were 537 hotel accommodations participating in the Rental Pool. The three-bedroom condominium units become hotel accommodations as a two-bedroom suite with a separate adjoining hotel room. Some two-bedroom condominium units become hotel accommodations as a one-bedroom suite with a separate adjoining hotel room.
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

Item 6. Selected Financial Data
The following selected financial data should be read in conjunction with the financial statements and related notes in Item 8 hereof.

	Year ended December 31,
	2008	2007	2006	2005	2004
Resort

Resort revenues	$45,766,000	$43,616,000	$43,608,000	$40,674,000	$40,020,000

Interest expense	599,000	861,000	808,000	661,000	1,727,000

Write off debt issue costs	—	—	—	—	345,000

Litigation settlement, net	—	—	—	—	3,178,000

Net income	2,571,000	531,000	1,833,000	1,221,000	3,021,000

Total assets	36,684,000	35,447,000	36,429,000	33,227,000	33,578,000

Total debt	11,167,000	11,217,000	11,267,000	11,067,000	11,867,000

Capital leases	—	128,000	282,000	470,000	69,000

Rental Pool

Rental Pool revenues	13,497,000	12,260,000	12,005,000	11,590,000	11,502,000

Total assets	674,000	905,000	692,000	720,000	919,000

Net income	5,347,000	4,909,000	4,841,000	4,672,000	4,607,000

Average distribution per Rental Pool participant	9,983	9,125	8,981	8,620	8,469
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

Recent accounting pronouncements
In March 2008, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 161 Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133, which requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company is currently evaluating the effect of adopting SFAS No. 161 on the Company’s financial statements.
In May 2008, the FASB issued SFAS No. 162, Hierarchy of Generally Accepted Accounting Principles. This statement is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements of nongovernmental entities that are presented in conformity with GAAP. This statement will be effective 60 days following the U.S. Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendment to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The adoption of this Statement is not expected to have a material impact on the Company’s financial statements.
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
Asset Impairments — The Company’s management periodically evaluates whether there has been a permanent impairment of long-lived assets, in accordance with SFAS No. 144 — Accounting for the Impairment or Disposal of Long-Lived Assets. The Company’s management believes that the accounting estimates related to asset impairments are critical estimates for the following reasons: (1) the ongoing changes in management’s expectations regarding future utilization of assets; and (2) the impact of an impairment on reported assets and earnings could be material. During the year ended December 31, 2008, the Company’s management evaluated assets for impairment in accordance with SFAS 144 and concluded that the sum of the undiscounted expected future cash flows (excluding interest charges) from its assets exceeded their then current carrying values. Accordingly, the Company did not recognize an impairment charge.

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
Allowance for Doubtful Accounts — The Company establishes an allowance for doubtful accounts for accounts receivable based upon factors surrounding specific customers, historical trends and other information.
See the Notes to the Financial Statements for Saddlebrook Resorts, Inc. in Item 8 hereof for additional accounting policies used in the preparation of the financial statements.
Impact of Current Economic Conditions
The Company believes that the reduced occupancy rates during the third and fourth quarters of 2008 were due in large part to the current state of the United States’ economy and the increased oil and gasoline prices that impacted travel costs. Businesses appear to have altered their spending patterns in response to the economic conditions, resulting in fewer corporate bookings.
Given these economic conditions the Company has increased its focus on managing costs. For example, the Company has made some staffing reductions. The Company will continue to review costs to identity future opportunities for cost reduction.
Liquidity and Capital Resources
Future operating costs and planned expenditures for minor capital additions and improvements are expected to be adequately funded by the Company’s and its affiliates’ current cash reserves, or cash generated by the Resort’s operations. The Company’s current debt agreement contains a provision for additional financing from the lender, subject to specific covenants. As of December 31, 2008 the outstanding balance related to this line was $2,500,000.
On March 12, 2009 the Company refinanced $10,600,000 (the remaining principle balance of the term note along with the outstanding balance of the additional line of financing). The new term note is due March 12, 2014, and requires monthly principal payments of $88,333, together with monthly payment of all accrued interest. The term note bears interest at 2.5% over the one month LIBOR index. The debt agreement contains a provision for additional financing from the lender for amounts up to $2,500,000.
The Company’s operation of the Resort is not considered to be dependent on any individual or small group of customers, the loss of which would have a material adverse effect on the Company’s business or financial condition.

Results of Operations
The following chart highlights changes in the sources of Company revenues:

	Year ended December 31,
	2008	2007	2006
Rental Pool Revenues	29%	28%	27%
Food and beverage	34	35	34
Resort facilities and other	37	37	39

	100%	100%	100%

2008 Compared to 2007
The Company’s total revenues increased $2,150,000, which is approximately 5% over the prior year. Paid room nights decreased slightly, (less than 1%), however the average room rate increased by about 10%, resulting in an increase of $1,237,000 in Rental Pool revenues.
The Company’s costs and expenses increased $433,000, a 1% increase over the prior year. Expenses of the Rental Pool Operation increased $452,000, or about 14% over the prior year. This increase is directly related to the increase in Rental Pool revenues, along with increases in commissions paid to third party travel agents.
The Company’s net income for the year 2008 of $2,571,000 is a $2,039,000 increase from the prior year. The Rental Pools’ increase in amounts available for distribution to participants was $438,000.
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
Contractual Obligations
Payments Due By Period as of December 31, 2008

	Less than	1-3	3-5	More than
	1 year	years	years	5 years	Total
Long-term debt	$1,362,000	$3,180,000	$6,625,000	$0	$11,167,000
Interest on long-term debt	347,000	966,000	275,000	0	1,588,000
Operating leases	125,000	0	0	0	125,000

Total	$1,834,000	$4,146,000	$6,900,000	$0	$12,880,000
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

Item 9A(T). Controls and Procedures
The Company maintains disclosure controls and procedures (as defined in Rule 15d — 15 under the Securities Exchange Act of 1934, as amended) that are designed to provide reasonable assurance that information required to be reported in the Company’s SEC filings is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. As of December 31, 2008, under the direction of our chief executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures and concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
In addition, management is responsible for establishing and maintaining adequate internal controls over financial reporting. The Company’s internal control framework and processes are designed to provide reasonable assurance to management and the Board of Directors regarding the reliability of financial reporting and the preparation of the Company’s consolidated financial statements in accordance with generally accepted accounting principles accepted in the United States.
As of December 31, 2008, management conducted an assessment of the Company’s internal control over financial reporting based on the criteria established in the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management concluded that, as of December 31, 2008, the Company’s internal control over financial reporting was effective.
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
Changes in Internal Control over Financial Reporting
There were no significant changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III
Item 10. Directors and Executive Officers of the Registrant
The Directors and Executive Officers of the Company are as follows:

Name	Position and Background

Thomas L. Dempsey Age 82	Chairman of the Board and Chief Executive Officer of the Company for more than five years. President of the Company until November 2000. Chairman of the Board and President of Saddlebrook Holdings, Inc. for more than five years.

Eleanor Dempsey	Vice Chairman of the Board of the Company for more than five years. Director and Executive Vice President of Saddlebrook Holdings, Inc. for more than five years. Wife of Thomas Dempsey.

Richard Boehning Age 74	Director and Chief Marketing Officer. Previously, Director and President for more than five years.

Gregory R. Riehle Age 52	Director, Vice President and Secretary of the Company for more than five years. Director and Executive Vice President of Saddlebrook Holdings, Inc. for more than five years. Son-in- law of Thomas Dempsey.

Maureen Dempsey Age 50	Director, Vice President and Assistant Secretary of the Company for more than five years. Director and Executive Vice President of Saddlebrook Holdings, Inc. for more than five Years. Daughter of Thomas Dempsey.

Diane L. Riehle Age 48	Director, Vice President and Assistant Secretary of the Company for more than five years. Director and Executive Vice President of Saddlebrook Holdings, Inc. for more than five Years. Daughter of Thomas Dempsey.

Donald L. Allen Age 69	Vice President and Treasurer of the Company for more than five years.

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

Item 11. Executive Compensation
The following table sets forth the remuneration paid to the Company’s executive officers by the Company and its parent, Saddlebrook Holdings, Inc. consolidated, during the three years ended December 31, 2008.
Summary Compensation Table

	Fiscal			Other annual
Name and Principal Position	year	Salary	Bonus	compensation (1)	Total
Thomas L. Dempsey	2008	$200,000	$—	$16,555	$216,555
Chairman of the Board and	2007	200,000	—	16,584	216,584
Chief Executive Officer	2006	200,000	—	37,350	237,350

Eleanor Dempsey	2008	141,000	—	24,736	165,736
Vice Chairman of the Board	2007	141,000	—	24,736	165,736
	2006	141,000	—	3,486	144,486

Donald Allen	2008	55,000	7,860	705	63,565
Vice President and Treasurer	2007	76,154	7,830	916	84,900
	2006	80,000	15,000	1,407	96,407

Gregory R. Riehle	2008	150,288	59,756	20,207	230,251
Vice President, Secretary and	2007	120,000	31,914	27,194	179,108
General Manager	2006	120,000	38,816	32,308	191,124

Maureen Dempsey	2008	141,000	—	23,168	164,168
Vice President and Assistant	2007	141,000	—	18,926	159,926
Secretary	2006	141,000	—	21,469	162,469

Diane L. Riehle	2008	141,000	—	27,340	168,340
Vice President and Assistant	2007	141,000	—	20,954	161,954
Secretary	2006	141,000	—	23,349	164,349

Richard Boehning	2008	144,800	34,238	3,236	182,274
Chief Marketing Officer	2007	144,800	9,110	3,389	157,299
	2006	144,800	34,477	5,484	184,761

(1)	Other Annual Compensation for 2008 consists of the following;
Vehicle Allowances
Tax Preparation Fees
Health Insurance premiums paid on behalf of greater than 2% shareholders
Group Term Life Insurance
401K Matching Contributions
The following table shows the amounts for each category received by each named executive.

			Health
Executive	Vehicle	Tax Prep.	Premium	GTL	401K Match

Thomas L. Dempsey	$—	$6,900	$4,711	$4,944	—
Eleanor Dempsey	21,250	—	—	3,486	—
Donald Allen	—	—	—	76	629
Gregory R. Riehle	20,207	—	—	—	—
Maureen Dempsey	14,942	3,990	3,847	389	—
Diane L. Riehle	16,303	5,150	5,887	—	651
Richard Boehning	—	—	—	2,348	888

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
Item 13. Certain Relationships and Related Transactions
The Company currently funds (through intercompany loans) a portion of the expenditures for Saddlebrook Holdings, Inc. (“SHI”), its sole shareholder, which is offset by dividends declared thereto, if necessary. SHI’s expenditures include dividends to its shareholders, which are primarily amounts that approximate their income taxes related to the operations of SHI and its subsidiaries.
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

Item 14. Principal Accounting Fees and Services
Cherry, Bekaert & Holland, L.L.P. served as the Company’s independent registered certified pubic accounting firm for the fiscal year ended December 31, 2008. Aidman, Piser & Company, P.A., whose practice was merged into Cherry, Bekaert & Holland, L.L.P. in 2008, served as the Company’s independent registered certified public accounting firm for the fiscal years ended December 31, 2007 and December 31, 2006.
The following fees were paid for services rendered during the Company’s last two fiscal years:
Audit Fees: $100,000,$91,500 and $91,500 for the fiscal years ended December 31, 2008, 2007 and 2006, respectively, for professional services rendered for the audit of the Company’s annual financial statements, review of financial statements included in its Forms 10-Q and services that are normally provided by the auditors in connection with statutory and regulatory filings or engagements for those fiscal years.
Audit-Related Fees: None
Tax Fees: $22,604, $21,394 and $20,002 for the fiscal years ended December 31, 2008, 2007 and 2006, respectively, for tax compliance, tax advice and tax planning services.
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
PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)	Financial statements and schedules required to be filed are listed in Item 8 of this Form 10-K.

(b)	Exhibits:
3.1	Articles of Incorporation of Saddlebrook Resorts, Inc., a Florida corporation (incorporated by reference to Exhibit A*).

3.2	Corporate By-laws of Saddlebrook Resorts, Inc. (incorporated by reference to Exhibit B*).

4.	Declaration of Condominium, together with the following:
(1)	Articles of Incorporation of the Saddlebrook Association of Condominium Owners, Inc. a Florida non-profit corporation;

(2)	By-laws of the Saddlebrook Association of Condominium Owners, Inc., and

(3)	Rules and Regulations of the Saddlebrook Association of Condominium Owners, Inc. (incorporated by reference to Exhibit C*).
10.1	Management Contract between Saddlebrook Resorts, Inc. and the Saddlebrook Association of Condominium Owners, Inc.(incorporated by reference to Exhibit C*).

10.2	Saddlebrook Rental Pool and Agency Appointment Agreement. (incorporated by reference to Registrant’s Form 10-K for the annual period ended December 31, 2003)

10.3	Saddlebrook Rental Management Agency Employment (incorporated by reference to Exhibit E*).

10.4	Form of Purchase Agreement (incorporated by reference to Exhibit H*).

10.5	Form of Deed (incorporated by reference to Exhibit I*).

10.6	Form of Bill of Sale (incorporated by reference to Exhibit J*).

10.7	Loan Agreement between the Registrant and SunTrust Bank, dated November 1, 2004 (incorporated by reference from the Registrants Form 10-Q for the quarterly period ended September 30, 2004).

10.8	Second Amended and Restated Mortgage, Security Agreement and Fixture Filing, between the Registrant and SunTrust Bank, dated November 1, 2004 (incorporated by reference to Registrants Form 10-Q for the quarterly period ended September 30, 2004).

10.9	Promissory Note ($12 million) made by the Registrant and payable to SunTrust Bank, dated November 1, 2004 (incorporated by reference to Registrants Form 10-Q for the quarterly period ended September 30, 2004).

10.10	Revolving Line of Credit Promissory Note ($5 million) made by the Registrant and payable to SunTrust Bank, dated January 31, 2007 (incorporated by reference to Registrants Form 10-K for the fiscal year ending December 31, 2006).

10.11	Notice of Future Advance and Fifth Amended and Restated Mortgage, Security Agreement and Fixture Filing dated March 12, 2009.

10.12	Third Amendment to Loan Agreement dated March 12, 2009.

10.13	Consolidated, Amended and Restated Promissory Note dated March 12, 2009.

10.14	Future Advance Promissory Note dated March 12, 2009.

10.15	Revolving Line of Credit Promissory Note dated March 12, 2009.

14.1	Code of Ethics

31.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Identification of exhibit incorporated by reference from the Registration Statement No. 2-65481 previously filed by Registrant, effective December 28, 1979.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SADDLEBROOK RESORTS, INC. (Registrant)
Date: March 30, 2009	/s/ Donald L. Allen
Donald L. Allen
Vice President and Treasurer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on March 30, 2009.

/s/ Thomas L. Dempsey	/s/ Richard Boehning
Thomas L. Dempsey	Richard Boehning
Chairman of the Board and	Director and Chief Marketing Officer
Chief Executive Officer
(Principal Executive Officer)

/s/ Gregory R. Riehle	/s/ Maureen Dempsey
Gregory R. Riehle	Maureen Dempsey
Director, Vice President	Director, Vice President
and Secretary	and Assistant Secretary

/s/ Diane L. Riehle

Diane L. Riehle
Director, Vice President
and Assistant Secretary

Saddlebrook Resorts, Inc.
Index
December 31, 2008, 2007 and 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholder of
Saddlebrook Resorts, Inc.
We have audited the accompanying balance sheets of Saddlebrook Resorts, Inc. (the “Company”) as of December 31, 2008 and 2007 and the related statements of operations, shareholder’s equity, and cash flows for the years ended December 31, 2008, 2007 and 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years ended December 31, 2008, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.
/s/ Cherry, Bekaert & Holland, L.L.P.
March 30, 2009

Saddlebrook Resorts, Inc.
Balance Sheets
December 31, 2008 and 2007

	2008	2007

Assets
Current assets
Cash and cash equivalents	$3,752,278	$991,320
Escrowed cash	121,801	890,069
Short-term investments	175,000	175,000
Short-term escrowed investments	399,205	—
Trade accounts receivable, net of allowance for doubtful accounts of $44,791 and $44,521	1,362,339	3,200,585
Due from related parties	2,112,747	2,228,553
Resort inventory and supplies	1,832,820	1,679,645
Prepaid expenses and other assets	648,660	756,956

Total current assets	10,404,850	9,922,128
Property, buildings and equipment, net	24,743,737	25,493,141
Due from related parties, net of current portion	1,500,000	—
Deferred charges, net	35,670	32,022

Total assets	$36,684,257	$35,447,291

Liabilities and Shareholder’s Equity
Current liabilities
Current portion of long-term debt	$1,361,667	$800,004
Current portion of capital leases	—	127,845
Line of credit	—	1,750,000
Escrowed deposits	521,006	890,069
Accounts payable	770,811	1,668,050
Accrued rental distribution	674,147	905,234
Accrued expenses and other liabilities	2,045,784	2,411,566
Current portion of deferred income	823,223	814,861
Guest deposits	2,453,431	1,657,194

Total current liabilities	8,650,069	11,024,823
Long-term debt due after one year	9,804,983	8,666,650
Long-term portion of deferred income	1,512,483	1,609,632

Total liabilities	19,967,535	21,301,105

Commitments and contingencies (Note 9)

Shareholder’s equity
Common stock, $1 par, 100,000 shares authorized, issued and outstanding	100,000	100,000
Additional paid-in capital	1,013,127	1,013,127
Retained earnings	15,603,595	13,033,059

Total shareholder’s equity	16,716,722	14,146,186

Total liabilities and shareholder’s equity	$36,684,257	$35,447,291

The accompanying notes are an integral part of these financial statements.

Saddlebrook Resorts, Inc.
Statements of Operations
Years ended December 31, 2008, 2007 and 2006

	2008	2007	2006

Resort revenues (Note 7)	$45,765,908	$43,615,917	$43,608,192

Costs and expenses:
Operating costs of resort (Note 7)	33,686,206	33,214,157	32,151,174
Sales and marketing	2,881,335	2,813,049	2,712,147
General and administrative	4,168,922	4,402,492	4,415,405
Depreciation	2,110,455	1,984,502	1,824,697

Total costs and expenses	42,846,918	42,414,200	41,103,423

Net operating income before other expenses and (income)	2,918,990	1,201,717	2,504,769

Other expenses and (income):
Interest expense	598,583	860,914	807,935
Interest income	(45,918)	(49,571)	(80,912)
Other income	(204,211)	(140,688)	(55,667)

Total other expense (income)	348,454	670,655	671,356

Net income	$2,570,536	$531,062	$1,833,413

The accompanying notes are an integral part of these financial statements.

Saddlebrook Resorts, Inc.
Statements of Changes in Shareholder’s Equity
Years ended December 31, 2008, 2007 and 2006

		Additional		Total
	Common	Paid-In	Retained	Shareholder’s
	Stock	Capital	Earnings	Equity

Balances at December 31, 2005	$100,000	$1,013,127	$10,668,584	$11,781,711
Net income	—	—	1,833,413	1,833,413

Balances at December 31, 2006	100,000	1,013,127	12,501,997	13,615,124
Net income	—	—	531,062	531,062

Balances at December 31, 2007	100,000	1,013,127	13,033,059	14,146,186
Net income	—	—	2,570,536	2,570,536

Balances at December 31, 2008	$100,000	$1,013,127	$15,603,595	$16,716,722

The accompanying notes are an integral part of these financial statements.

Saddlebrook Resorts, Inc.
Statements of Cash Flows
Years ended December 31, 2008, 2007 and 2006

	2008	2007	2006

Cash flows from operating activities
Net income	$2,570,536	$531,062	$1,833,413
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	2,130,754	2,000,810	1,841,005
Loss (gain) on disposal of property, buildings and equipment	2,149	63,894	(17,638)
Additions (reductions) to allowance for doubtful accounts	270	(3,026)	2,128
Change in assets and liabilities
Decrease (increase) in
Escrowed cash	768,268	(353,819)	(343,246)
Escrowed investments	(399,205)	197,561	(197,561)
Trade accounts receivable	1,837,976	(745,767)	60,948
Resort inventory and supplies	(153,175)	(130,298)	(167,601)
Prepaid expenses and other assets	108,296	87,416	(66,913)
(Decrease) increase in
Escrowed deposits	(369,063)	156,259	540,806
Accounts payable	(897,239)	495,080	81,270
Accrued rental distribution	(231,087)	214,801	(76,732)
Accrued expenses and other liabilities	(365,782)	18,567	66,073
Deferred income	(88,787)	36,645	55,201
Guest deposits	796,237	258,743	153,261

Net cash provided by operating activities	5,710,148	2,827,928	3,764,414

Cash flows from investing activities
Proceeds from sales of equipment	9,396	7,050	71,471
Capital expenditures	(1,372,596)	(2,844,837)	(3,204,056)
Proceeds from investments	—	200,000	—

Net cash used in investing activities	(1,363,200)	(2,637,787)	(3,132,585)

Cash flows from financing activities
Proceeds from long-term debt	750,000	750,000	1,000,000
Principal payments on long-term debt	(800,004)	(800,004)	(800,004)
Payments on capital leases	(127,845)	(154,645)	(187,227)
Debt issue costs	(23,946)	—	—
Net (advances to) collections from related parties	(1,384,195)	27,979	(697,032)

Net cash used in financing activities	(1,585,990)	(176,670)	(684,263)

Net increase (decrease) in cash and cash equivalents	2,760,958	13,471	(52,434)
Cash and cash equivalents, beginning of year	991,320	977,849	1,030,283

Cash and cash equivalents, end of year	$3,752,278	$991,320	$977,849

Supplemental disclosure
Cash paid for interest	$578,284	$844,606	$791,627
The accompanying notes are an integral part of these financial statements.

Saddlebrook Resorts, Inc.
Notes to Financial Statements
December 31, 2008 and 2007

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

Cash and Cash Equivalents and Escrowed Cash

All short-term highly liquid instruments purchased with an original maturity of three months or less are considered to be cash equivalents.

The Company places its cash and cash equivalents and escrowed cash on deposit with financial institutions in the United States. In October and November 2008, the Federal Deposit Insurance Corporation (FDIC) temporarily increased coverage to $250,000 for substantially all depository accounts and temporarily provides unlimited coverage for certain qualifying and participating non-interest bearing transactions accounts. The increased coverage is scheduled to expire on December 31, 2009, at which time it is anticipated amounts insured by the FDIC will return to $100,000. During the year, the Company from time to time had amounts on deposit in excess of the insured limits. As of year end, the Company had $3,624,079 which exceed these insured amounts.

Investments and Escrowed Investments

Investments held at December 31, 2008 consist of a Certificate of Deposit yielding interest of 1.98%, which matures in March 2009 and escrowed investments consist of U.S. Treasury Securities yielding interest between .25% and .46% and maturing through July 2009. Investments held at December 31, 2007 consisted of a Certificate of Deposit yielding interest of 5.07%, which matured in April 2008. Investments are held to maturity and recorded at amortized cost, which approximates fair market value.

Saddlebrook Resorts, Inc.
Notes to Financial Statements
December 31, 2008 and 2007

Fair Value of Financial Instruments

In September 2006, the Financial Accounting Standard Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements.

Effective January 1, 2008, the Company adopted the provisions of SFAS No. 157 for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis. The adoption of the provisions of SFAS No. 157 related to financial assets and liabilities and other assets and liabilities that are carried at fair value on a recurring basis did not materially impact the Company’s financial position and results of operations.

In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2, “Effective Date of FASB Statement No. 157” which provides for a one-year deferral of the provisions of SFAS No. 157 for non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis. The Company has evaluated the impact of adopting the provisions of Statement No. 157 for non-financial assets and liabilities that are recognized or disclosed on a nonrecurring basis and deems there to be no material impact on the financial statements.

In October 2008, the FASB issued FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for that Asset is not Active”, which provides guidance for determining the fair value of a financial asset in an inactive market. The adoption of FSP 157-3 did not have a material impact on the Company’s financial statements.

SFAS No. 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS No. 157 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. SFAS No. 157 describes three levels of inputs that may be used to measure fair value:

Level 1 — quoted prices in active markets for identical assets or liabilities;

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable;

Level 3 — inputs that are unobservable (for example cash flow modeling inputs based on assumptions).

Saddlebrook Resorts, Inc.
Notes to Financial Statements
December 31, 2008 and 2007

The following table summarizes assets measured at fair value on a recurring basis at December 31, 2008, as required by SFAS No. 157. These investments are recorded as short-term investments and short term-escrowed investments in the balance sheets.

	Fair Value Measurements Using:
	Level 1	Level 2	Level 3	Total
Assets:
Investments	$175,000	$—	$—	$175,000
Escrowed Investments	399,205	$—	$—	399,205

	$574,205	$—	$—	$574,205

The fair value of all of the Company’s other financial assets and liabilities approximate their carrying value due to their short-term nature or market rates of interest associated with long-term obligations.

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

Saddlebrook Resorts, Inc.
Notes to Financial Statements
December 31, 2008 and 2007

Asset Impairments

The Company’s management periodically evaluates whether there has been a permanent impairment of long-lived assets, in accordance with SFAS No. 144 — Accounting for the Impairment or Disposal of Long-Lived Assets. The Company’s management believes that the accounting estimates related to asset impairments are critical estimates for the following reasons: (1) the ongoing changes in management’s expectations regarding future utilization of assets; and (2) the impact of an impairment on reported assets and earnings could be material. During the year ended December 31, 2008, the Company’s management evaluated assets for impairment in accordance with SFAS 144 and concluded that the sum of the undiscounted expected future cash flows (excluding interest charges) from its assets exceeded their then current carrying values. Accordingly, the Company did not recognize an impairment charge.

Deferred Charges

In connection with the Company’s debt refinancing during 2004, financing costs in the amount of approximately $84,000 were incurred and deferred. These financing costs are being amortized over five years, the life of the related debt outstanding. During 2008, approximately $24,000 in additional financing costs were incurred with the renewal of the Company’s line of credit facility. That renewal extended the maturity on the line of credit facility to coincide with the maturity on the original debt. The additional financing costs are being amortized over the remaining life of the debt outstanding.

Amortization expense for deferred charges amounted to approximately $20,300 for the year ended December 31, 2008 and $16,300 for each of the years ended December 31, 2007 and 2006.

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

Resort Revenues

Resort revenues are recognized as services are performed or products are delivered with the exception of initiation fee revenue, which is recognized over the average life of our memberships. Resort revenues also include rental revenues for condominium units owned by third parties participating in the Rental Pool. If these rental units were owned by the Company, normal costs associated with ownership such as depreciation, real estate taxes, unit maintenance and other costs would have been incurred. Instead, operating costs of resort for the years ended December 31, 2008, 2007 and 2006 include rental pool distributions to participants and maintenance escrow fund approximating $5,300,000, $4,900,000 and $4,800,000, respectively.

Advertising

The Company charges costs of advertising to sales and marketing as incurred. The Company incurred advertising costs of approximately $535,000, $593,000 and $511,000 during the years ended December 31, 2008, 2007 and 2006, respectively.

Income Taxes

The Company is currently a member of a Qualified Subchapter S Subsidiary Group. Accordingly, no income tax expense was reflected in the Company’s operating results as the tax is assessed to the shareholders of its parent company.

Saddlebrook Resorts, Inc.
Notes to Financial Statements
December 31, 2008 and 2007

Employee Benefit Plan

The Company sponsors a defined contribution plan (the “Plan”), which provides retirement benefits for all eligible employees who have elected to participate. Employees must fulfill a one year service requirement to be eligible. The Company matched one-half of the first 2% of an employee’s contribution through the year ended December 31, 2008. Company contributions approximated $46,000, $48,000 and $53,000 for the years ended December 31, 2008, 2007 and 2006, respectively. The Company has indefinitely suspended future matching contributions.

Recent Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161 Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133, which requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company is currently evaluating the effect of adopting SFAS No. 161 on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 162, Hierarchy of Generally Accepted Accounting Principles. This statement is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements of nongovernmental entities that are presented in conformity with GAAP. This statement will be effective 60 days following the U.S. Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendment to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The adoption of this Statement is not expected to have a material impact on the Company’s financial statements.

Also see Note 2, Fair Value of Financial Instruments.

3.	Escrowed Cash

Escrowed cash, restricted as to use, as of December 31, is comprised of the following:

	2008	2007

Rental pool unit owner deposits for maintenance reserve fund held in a bank account which bears an interest rate of 1.48% and 3%	$104,601	$869,796
Security deposits held on long-term rentals	17,200	20,273

	$121,801	$890,069

Saddlebrook Resorts, Inc.
Notes to Financial Statements
December 31, 2008 and 2007

4.	Property, Buildings and Equipment, Net

Property, buildings and equipment as of December 31, consist of the following:

	Estimated
	Useful
	Lives	2008	2007

Land and land improvements		$6,809,179	$6,809,179
Buildings and recreational facilities	10—40	29,475,098	27,520,130
Machinery and equipment	5—15	16,967,184	16,090,540
Construction in progress		350,737	1,982,166

		53,602,198	52,402,015
Accumulated depreciation		(28,858,461)	(26,908,874)

		$24,743,737	$25,493,141

Substantially all property, buildings and equipment are mortgaged, pledged or otherwise subject to lien under a loan agreement (Note 6).

Depreciation expense amounted to approximately $2,110,000, $1,985,000 and $1,825,000, for the years ended December 31, 2008, 2007 and 2006, respectively.

The Company leased equipment under agreements which are classified as capital leases. The equipment and obligations related to the lease are recorded at the present value of the minimum lease payments. During 2008, 2007 and 2006, the Company recorded approximately $6,000, $11,000 and $17,000, respectively, of interest expense related to the leases. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets. Total depreciation expense on the assets under lease was approximately $114,300 for each of the years ended December 31, 2008, 2007 and 2006. The leases were satisfied during the year ending December 31, 2008.

5.	Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities as of December 31 consist of the following:

	2008	2007

Accrued payroll and related expenses	$740,080	$1,278,031
Accrued insurance	1,056,732	695,965
Other accrued expenses and liabilities	248,972	437,570

	$2,045,784	$2,411,566

Saddlebrook Resorts, Inc.
Notes to Financial Statements
December 31, 2008 and 2007

6.	Long-term Debt

Long-term debt consist of the following:

	2008	2007

Note payable to lender, 5 year term (maturity date of November 1, 2009), interest rate at 2% over the one month LIBOR index, monthly principal and interest payments, collateralized by all current and subsequently acquired real and personal property	$8,666,650	$9,466,654
Less: Current portion	(1,361,667)	(800,004)

	$7,304,983	$8,666,650

The term note at December 31, 2008 was due November 1, 2009, and required monthly principal payments of $66,667, together with monthly payment of all accrued interest. The term note bore interest at 2% over the one month LIBOR index. The rate at December 31, 2008 was 3.9%.

At December 31, 2008 the Company had the ability to obtain an additional $5 million under a line of credit facility from the same lender subject to specific covenants until November 1, 2009. The line of credit facility bears interest at 2.5% over the one month LIBOR index. As of December 31, 2008, the outstanding balance related to this line was $2,500,000. The rate at December 31, 2008 was 4.4%.

As discussed in Note 12, the Company refinanced both the term note and line of credit in March 2009.

Future maturities of Long-term debt as of December 31, 2008 were as follows (which gives effect to the terms of the refinancing including rolling the $2,500,000 line of credit balance at December 31, 2008 into the new term loan):

2009	$1,361,667
2010	1,060,000
2011	1,060,000
2012	1,060,000
2013	1,060,000
Thereafter	5,564,983

$11,166,650

Saddlebrook Resorts, Inc.
Notes to Financial Statements
December 31, 2008 and 2007

7.	Resort Revenues and Operating Costs of Resort

Resort revenues and operating costs of resort are comprised of the following:

	Year Ended December 31,
	2008	2007	2006
Resort Revenues
Room revenue subject to rental pool agreement	$13,496,999	$12,259,889	$12,005,201
Food and beverage	15,549,305	15,117,109	15,259,409
Resort facilities and other	16,719,604	16,238,919	16,343,582

	$45,765,908	$43,615,917	$43,608,192

Operating Costs of Resort
Distribution to rental pool participants	$5,346,747	$4,909,148	$4,840,873
Food and beverage	13,724,644	12,897,162	12,251,041
Resort facilities and other	14,614,815	15,407,847	15,059,260

	$33,686,206	$33,214,157	$32,151,174

8.	Related Party Transactions

Amounts due from related parties as of December 31, are comprised of the following:

	2008	2007

Saddlebrook Resort Condominium Association, Inc.	$133,162	$98,805
Saddlebrook Holdings, Inc.	—	61,804
Dempsey and Daughters, Inc.	159,292	109,917
Dempsey Resort Management, Inc.	30,062	—
Saddlebrook Properties LLC	3,908	3,766
Saddlebrook Realty, Inc.	8,429	7,311
Saddlebrook Investments, Inc.	—	—
Saddlebrook International Tennis, Inc.	3,262,885	1,926,293
Other	15,009	20,657

	$3,612,747	$2,228,553

There were no amounts due to related parties as of December 31, 2008 and 2007.
The Company currently funds expenditures for SHI, the Company’s parent, which are offset by dividends declared to SHI, if necessary. SHI’s expenditures include dividends to its shareholders, which are primarily income taxes related to the operations of SHI and its subsidiaries.
Saddlebrook International Tennis, Inc. (“SIT”) operates a tennis training facility and preparatory school at the resort. SIT is solely owned by SHI. SIT owns 10 condominium units at the Resort, two of which participate in the Rental Pool Operation. The Company received revenue from SIT for services provided to SIT and its guests, which amounted to approximately $1,203,000, $1,552,000 and $1,739,000, for the years ended December 31, 2008, 2007 and 2006, respectively.

Saddlebrook Resorts, Inc.
Notes to Financial Statements
December 31, 2008 and 2007

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

The Company performs certain accounting and property management activities on behalf of the Saddlebrook Resort Condominium Association (the “Association”) and is reimbursed for expenses paid on behalf of the Association. Expenses paid on behalf of and services provided to the Association amounted to approximately $1,281,000, $1,650,000 and $1,729,000, for the years ended December 31, 2008, 2007 and 2006, respectively.

Other related party receivables and payables consist of transactions with several other entities, along with receivables from employees for resort charges and travel advances.

9.	Commitments and Contingencies

The Company is involved in litigation in the ordinary course of business. In the opinion of management, these matters are adequately covered by insurance or indemnification from other third parties and/or the effect, if any, of these claims is not material to the reported financial condition or results of operations of the Company as of December 31, 2008.

The Company also leases equipment under operating leases. Some of the leases contain annual renewal options after the initial lease term. Lease expense amounted to $106,000, $209,000 and $206,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

Future minimum lease payments under noncancelable operating leases with initial lease terms in excess of one year are as follows:

2009	$78,000
2010	47,000

$125,000

Saddlebrook Resorts, Inc.
Notes to Financial Statements
December 31, 2008 and 2007

10.	Investment in Stock

In 1993, the Company invested in and formed a captive insurance company, Resort Hotel Insurance Company (RHIC), with other resorts participating in Resort Hotel Association (RHA), an insurance risk purchasing group. The Company retains an equity interest in and pays insurance premiums to RHIC. The Company’s ownership is less than 10% and all amounts contributed as capital ($122,950 as of December 31, 2008) and the increase in equity cumulative to date ($182,795 as of December 31, 2008) are recorded as a component of prepaid expenses and other assets. Any change in equity is reflected as a component of other income in the Statements of Operations. The Company’s investment approximates the proportionate net book value of the insurance company at December 31, 2008. The Company’s stock in RHIC is restricted and may not be sold in the open market. The Company may withdraw from RHA annually at the renewal date of any of its property or casualty policies.

11.	Insurance Claim

On August 12, 2007, the Company experienced damage to electrical facilities and the fire alarm system, which also resulted in the need to replace and upgrade the fire alarm system for the condominium units which are governed by Saddlebrook Resorts Condominium Association, Inc., (the “Association”). The Company and the Association filed an insurance claim. As of December 31, 2008, the Company and the Association have incurred approximately $882,000 toward the repair of the damaged electrical facilities and fire alarm systems and have received reimbursement of $637,000 from the insurance company toward settlement of this claim. The insurance proceeds, net of expenses not related to the replacement of the facilities and the alarm system, is recorded in other income in the accompanying 2008 and 2007 statements of operations. The Company estimates that all of the remaining costs related to this event, net of the $100,000 insurance deductible, will be reimbursed by insurance. However, actual amounts reimbursed could differ from this estimate. Insurance proceeds expected to be received during 2009 have not been recorded as a receivable at December 31, 2008.

12.	Subsequent Event

On March 12, 2009, the Company refinanced $10,600,000 (the remaining $8,100,000 principle balance of the term note along with the $2,500,000 line of credit outstanding). The new consolidated term note is due March 12, 2014, and requires monthly principal payments of $88,333, together with monthly payment of all accrued interest. The term note bears interest at 2.5% over the one month LIBOR index. The debt agreement contains a provision for a new line of credit from the lender for amounts up to $2,500,000. Borrowings under this line of credit bears interest at 2.5% over the one month LIBOR index (which is payable monthly). The new line of credit expires on March 12, 2011.

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM
To the Board of Directors of Saddlebrook
Resorts, Inc., as Operators under the Saddlebrook
Rental Pool and Agency Appointment Agreement
We have audited the accompanying balance sheets of Saddlebrook Rental Pool Operation (funds created for participants who have entered into a rental pool agreement as explained in Note 1) as of December 31, 2008 and 2007 and the related statements of operations and changes in participants’ fund balance for the years ended December 31, 2008, 2007 and 2006. These financial statements are the responsibility of the rental pool operator’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such financial statements present fairly, in all material respects, the financial position of Saddlebrook Rental Pool Operation as of December 31, 2008 and 2007 and the results of their operations and changes in participants’ fund balance for the years ended December 31, 2008, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.
/s/ Cherry, Bekaert & Holland, L.L.P.
March 30, 2009

Saddlebrook Rental Pool Operation
Balance Sheets
December 31, 2008 and 2007

	2008	2007

Distribution Fund
Assets
Receivable from Saddlebrook Resorts, Inc.	$674,147	$905,234

Liabilities and Participants’ Fund Balance
Due to participants for rental pool distribution	$568,641	$758,745
Due to maintenance escrow fund	105,506	146,489

	$674,147	$905,234

Maintenance Escrow Fund

Assets
Cash in bank	$503,806	$869,796
Receivables
Distribution fund	105,506	146,489
Interest	762	—
Prepaid expenses and other assets	2,301	1,774
Linen inventory	—	84,317

	$612,375	$1,102,376

Liabilities and Participants’ Fund Balance
Due to Saddlebrook Resorts, Inc.	$56,695	$120,702
Participants’ fund balance	555,680	981,674

	$612,375	$1,102,376

The accompanying notes are an integral part of these financial statements.

Saddlebrook Rental Pool Operation
Statements of Operations
Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006

Distribution Fund
Rental pool revenues	$13,496,999	$12,259,889	$12,005,201

Deductions
Marketing fee	1,012,275	919,491	900,390
Management fee	1,687,125	1,532,487	1,500,650
Travel agent commissions	624,878	451,747	418,246
Credit card expense	263,283	231,588	216,087
Bad debt expense and other	—	—	1,000

	3,587,561	3,135,313	3,036,373

Net rental income	9,909,438	9,124,576	8,968,828
Operator share of net rental income	(4,459,247)	(4,106,058)	(4,035,972)
Other revenues (expenses)
Complimentary room revenues	62,287	73,453	63,932
Minor repairs and replacements	(165,731)	(182,823)	(155,915)

Amounts available for distribution to participants and maintenance escrow fund	$5,346,747	$4,909,148	$4,840,873

The accompanying notes are an integral part of these financial statements.

Saddlebrook Rental Pool Operation
Statements of Changes in Participants’ Fund Balance
Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006

Distribution Fund
Balances, beginning of year	$—	$—	$—
Additions
Amounts available for distribution	5,346,747	4,909,148	4,840,873
Reductions
Amounts withheld for maintenance escrow fund	(887,500)	(803,090)	(804,901)
Amounts accrued or paid to participants	(4,459,247)	(4,106,058)	(4,035,972)

Balances, end of year	$—	$—	$—

Maintenance Escrow Fund
Balances, beginning of year	$981,674	$769,905	$566,450
Additions
Amount withheld from distribution fund	887,500	803,090	804,901
Unit owner payments	317,676	16,411	65,883
Interest earned	12,111	27,401	18,720
Reductions
Unit renovations	(1,057,552)	(163,798)	(307,469)
Refunds of excess amounts in escrow accounts	(40,131)	(48,416)	(25,205)
Maintenance charges	(342,410)	(304,754)	(281,863)
Linen amortization	(203,188)	(118,165)	(71,512)

Balances, end of year	$555,680	$981,674	$769,905

The accompanying notes are an integral part of these financial statements.

Saddlebrook Rental Pool Operation
Notes to Financial Statements
December 31, 2008 and 2007

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