Form 10-Q
period 2009-03-31
SADDLEBROOK RESORTS INC
filed 2009-05-15
CIK 313151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑       NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐       NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐       NO ☑
Registrant has 100,000 shares of common stock outstanding, all of which are held by an affiliate of the Registrant.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
SADDLEBROOK RESORTS, INC.
BALANCE SHEETS

	March 31,
	2009	December 31,
	(Unaudited)	2008
Assets
Current assets:
Cash and cash equivalents	$3,385,322	$3,752,278
Escrowed cash	182,889	121,801
Short-term investments	175,000	175,000
Short-term escrowed investments	399,673	399,205
Accounts receivable, net	2,326,416	1,362,339
Due from related parties	1,986,520	2,112,747
Inventory and supplies	1,737,006	1,832,820
Prepaid expenses and other current assets	584,809	648,660

Total current assets	10,777,635	10,404,850
Property, buildings and equipment, net	24,664,773	24,743,737
Due from related parties, net of current portion	1,500,000	1,500,000
Deferred charges, net	55,895	35,670

Total assets	$36,998,303	$36,684,257

Liabilities and Shareholder’s Equity
Current liabilities:
Current portion of notes payable	$1,060,000	$1,361,667
Current portion of capital lease obligation	86,245	—
Escrowed deposits	582,562	521,006
Accounts payable	554,365	770,811
Accrued rental distribution	1,296,382	674,147
Accrued expenses and other liabilities	2,146,885	2,045,784
Current portion of deferred income	873,746	823,223
Guest deposits	1,340,165	2,453,431

Total current liabilities	7,940,350	8,650,069
Notes payable due after one year	9,540,000	9,804,983
Capital lease obligation	270,357	—
Long-term portion of deferred income	1,486,568	1,512,483

Total liabilities	19,237,275	19,967,535

Shareholder’s equity:
Common stock, $1.00 par value, 100,000 shares authorized and outstanding	100,000	100,000
Additional paid-in capital	1,013,127	1,013,127
Accumulated earnings	16,647,901	15,603,595

Total shareholder’s equity	17,761,028	16,716,722

	$36,998,303	$36,684,257

The accompanying Notes to Financial Statements are
an integral part of these financial statements

SADDLEBROOK RESORTS, INC.
STATEMENTS OF OPERATIONS
AND ACCUMULATED EARNINGS
(Unaudited)

	Three months ended
	March 31,
	2009	2008
Resort revenues	$9,762,424	$20,234,667

Costs and expenses:
Operating costs	6,808,673	12,508,324
Sales and marketing	470,502	1,075,969
General and administrative	810,127	1,157,766
Depreciation	531,238	517,364

Total costs and expenses	8,620,540	15,259,423

Net operating income before other expenses and (income)	1,141,884	4,975,244

Other expenses and (income):
Interest income	(5,467)	(3,920)
Other (income) expense	(7,012)	21,720
Interest expense	110,057	170,386

Total other expenses and (income)	97,578	188,186

Net income	1,044,306	4,787,058

Accumulated earnings at beginning of period	15,603,595	13,033,059

Accumulated earnings at end of period	$16,647,901	$17,820,117

The accompanying Notes to Financial Statements are
an integral part of these financial statements

SADDLEBROOK RESORTS, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended
	March 31,
	2009	2008
Operating activities:
Net income	$1,044,306	$4,787,058
Non-cash items included in net income:
Depreciation	531,238	517,364
Amortization of debt financing costs	35,669	4,077
(Gain) on the sale of assets	(593)	—
Decrease (increase) in:
Accounts receivable	(964,077)	(7,249,334)
Inventory and supplies	95,814	(23,235)
Prepaid expenses and other assets	63,851	(297,541)
Increase (decrease) in:
Accounts payable	(216,446)	136,918
Guest deposits	(1,113,266)	(512,674)
Accrued expenses and other liabilities	723,336	2,121,935
Deferred income	24,608	161,923

Cash flow provided by (used in) operating activities	224,440	(353,509)

Investing activities:
Capital expenditures	(176,039)	(443,377)
Proceeds from the sale of property and equipment	94,900	—

Cash flow used in investing activities	(81,139)	(443,377)

Financing activities:
Proceeds from line of credit	—	750,000
Payments on notes payable	(566,650)	(200,001)
Payments on capital lease obligations	(13,940)	(39,893)
Debt cost to be amortized	(55,895)	—
Net payments from related parties	126,227	234,089

Cash flow (used in) provided by financing activities	(510,258)	744,195

Net (decrease) increase in cash	(366,957)	(52,691)
Cash at beginning of period	3,752,278	991,320

Cash at end of period	$3,385,322	$938,629

Supplemental disclosure of cash flow information:
Cash paid for interest	$49,858	$166,000

Non-Cash Investing Activities
In February 2009, the Company acquired $370,542 of vehicles through a capital lease obligation.
The accompanying Notes to Financial Statements are
an integral part of these financial statements.

SADDLEBROOK RESORTS, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
Note 1. Basis of Presentation
Saddlebrook Resorts, Inc. (the “Company”) developed and operates Saddlebrook Resort, which is a condominium hotel and resort located in Wesley Chapel, Florida.
The Company’s accompanying balance sheet for March 31, 2009, and its statements of operations and accumulated earnings and cash flows for the periods ended March 31, 2009 and 2008, are unaudited but reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature.
The Company’s business is seasonal. Therefore, the results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the full fiscal year.
These financial statements and related notes are presented for interim periods in accordance with the requirements of Form 10-Q and, consequently, do not include all disclosures normally provided in the Company’s Annual Report on Form 10-K. Accordingly, these financial statements and related notes should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
Note 2. Accounts Receivable

	March 31,
	2009	December 31,
	(Unaudited)	2008
Trade accounts receivable	$2,366,948	$1,407,130
Less reserve for bad debts	(40,532)	(44,791)

	$2,326,416	$1,362,339

Note 3. Property, Buildings and Equipment

	March 31,
	2009	December 31,
	(Unaudited)	2008
Land and land improvements	$6,809,179	$6,809,179
Buildings and recreational facilities	29,569,656	29,475,098
Machinery and equipment	17,283,445	16,967,184
Construction in progress	108,098	350,737

	53,770,378	53,602,198
Less accumulated depreciation	(29,105,605)	(28,858,461)

	$24,664,773	$24,743,737

The Company’s property, buildings and equipment are pledged as security for its debt (see Note 5).
Note 4. Deferred Charges

	March 31,
	2009	December 31,
	(Unaudited)	2008
Debt issue costs	$55,895	$107,676
Less accumulated amortization	—	(72,007)

	$55,895	$35,669

Note 5. Notes Payable and Capital Lease Obligation
On March 12, 2009 the Company refinanced $10,600,000 (the remaining principle balance of the term note along with the outstanding balance of the additional line of credit financing). The new term note is due March 12, 2014, and requires monthly principal payments of $88,333, plus monthly payments of all accrued interest. The term note bears interest at 2.5% over the one month LIBOR index. The rate as of March 31, 2009 was 3.06%. The note is collateralized by all current and subsequently acquired real and personal property. At March 31, 2009, the outstanding balance on this term note was $10,600,000.
The Company has the ability to obtain an additional $2,500,000 under a line of credit facility from the same lender, with the same rate of interest, subject to meeting certain financial covenants on an annual basis. The line of credit expires in March 2011. At March 31, 2009, the Company has no borrowings on the line of credit.
On February 11, 2009, the Company entered into a capital lease for the purchase of vehicles in the amount of $370,542. The capital lease is secured by the vehicles purchased, matures in January 2013 and requires monthly payments of $8,574, including interest at 5.24%.
Note 6. Related Party Receivables and Payables
Related party receivables and payables at March 31, 2009 and December 31, 2008 are the result of net intercompany transactions and cash transfers between the Company and its shareholder and affiliated companies. Related party receivables and payables are unsecured and non-interest bearing. Approximately $2 million of the total $3.5 million due from related parties is expected to be repaid/collected within 1 year and therefore has been classified as a current asset in the accompanying balance sheets.
Note 7. Income Taxes
The Company is currently a member of a Qualified Subchapter S Subsidiary Group. Accordingly, no income tax expense was reflected in the Company’s operating results as the tax is assessed to the shareholders of its parent company.

SADDLEBROOK RENTAL POOL OPERATION
BALANCE SHEETS
DISTRIBUTION FUND

	March 31,
	2009	December 31,
	(Unaudited)	2008
Assets
Receivable from Saddlebrook Resorts, Inc.	$1,296,382	$674,147

Liabilities and Participants’ Fund Balance
Due to participants for rental pool distribution	$1,074,459	$568,641
Due to maintenance escrow fund	221,923	105,506

	$1,296,382	$674,147

MAINTENANCE ESCROW FUND

	March 31,
	2009	December 31,
	(Unaudited)	2008
Assets
Cash and cash equivalents	$563,962	$503,806
Receivables:
Distribution fund	221,923	105,506
Interest	190	762
Prepaid expenses and other assets	876	2,301

	$786,951	$612,375

Liabilities and Participants’ Fund Balance
Accounts payable	$67,460	$56,695
Participants’ fund balance	719,491	555,680

	$786,951	$612,375

SADDLEBROOK RENTAL POOL OPERATION
STATEMENTS OF OPERATIONS
(Unaudited)
DISTRIBUTION FUND

	Three months ended
	March 31,
	2009	2008
Rental pool revenue	$3,229,115	$6,906,264

Deductions:
Marketing fee	242,184	517,970
Management fee	403,639	863,283
Travel agent commissions	131,570	366,078
Credit card expense	64,035	102,691

	841,428	1,850,022

Net rental income	2,387,687	5,056,242
Less operator share of net rental income	(1,074,459)	(2,275,309)
Other revenues (expenses):
Complimentary room revenues	11,794	19,063
Minor repairs and replacements	(28,640)	(49,875)

Amount available for distribution	$1,296,382	$2,750,121

SADDLEBROOK RENTAL POOL OPERATION
STATEMENTS OF CHANGES IN PARTICIPANTS’ FUND BALANCES
(Unaudited)
DISTRIBUTION FUND

	Three months ended
	March 31,
	2009	2008
Balance at beginning of period	$—	$—

Additions:
Amount available for distribution	1,296,382	2,750,121

Reductions:
Amount withheld for maintenance escrow fund	(221,923)	(474,812)
Amount accrued or paid to participants	(1,074,459)	(2,275,309)

Balance at end of period	$—	$—

MAINTENANCE ESCROW FUND

	Three months ended
	March 31,
	2009	2008
Balance at beginning of period	$555,680	981,674

Additions:
Amount withheld from distribution fund	221,923	474,812
Unit owner payments	9,823	6,100
Interest earned	579	5,549

Reductions:
Escrow account refunds	(1,706)	(14,078)
Maintenance charges	(72,974)	(80,372)
Unit renovations	16,119	(137,891)
Linen replacement	(9,953)	(79,168)

Balance at end of period	$719,491	$1,156,626

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
Impact of Current Economic Conditions
The Company believes that the reduced occupancy rates are due to the current state of the United States’ economy, and the fact that businesses appear to have altered their spending patterns in response. This has resulted in fewer group (corporate) bookings.
In response to this trend, the Company is increasing its marketing efforts toward the social clientele by developing packages designed to target more social guests, including families. These social packages will be promoted through the Company’s website as well as through travel wholesalers and with emphasis on e-commerce sites.
Liquidity and Capital Resources
Future operating costs and planned expenditures for minor capital additions and improvements are expected to be adequately funded by the Company’s and its affiliates’ current cash reserves and cash generated by resort operations. The Company’s current debt agreement also allows for the Company to borrow an additional $2,500,000, provided the Company is in compliance with certain financial covenants. The Company’s financing from a third-party lender bears interest at 2.5% over the one month LIBOR index (3.06% at March 31, 2009) and matures in March 2014.

Results of Operations
First quarter 2009 compared to first quarter 2008
The Company’s total revenues for the three months ended March 31, 2009 decreased approximately $10,472,000, about 52%, from the first quarter of the prior year. Rental Pool revenues decreased $3,677,000, or about 53% from the comparable period last year. The current state of the United States economy has had a negative impact on the Company’s occupancy rates. The Company is experiencing fewer group (corporate) bookings. This has resulted in not only reduced Rental Pool revenues, but also reductions in revenue in other areas of the resort. The number of guests on property decreased about 47% when compared with the first quarter of 2008. Due to the seasonality of the business the results of operations for the interim period shown in this report are not necessarily indicative of results to be expected for the remaining interim periods in this fiscal year.
The decrease of $6,639,000 in operating costs and expenses for the Company is consistent with the decreases in revenues. The $1,009,000 decrease in operating costs and expenses for the Rental Pool Operation is directly related to the decreases in revenues.
Net Income for the Company decreased $3,743,000 from the comparable period last year. Amounts available for distribution for the Rental Pool Operation decreased $1,454,000 from the first quarter of 2008.
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
The Company’s term note bears interest at 2.5% over the one month LIBOR index and matures on March 12, 2014.

Item 4. Controls and Procedures
The Company’s management, including the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures as of March 31, 2009, pursuant to Exchange Act Rule 15d-15. Based upon that evaluation, the Company’s Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2009 in timely alerting them to material information required to be included in the Company’s periodic SEC filings.
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
There were no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2009 that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.
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

SADDLEBROOK RESORTS, INC. (Registrant)
Date: May 15, 2009	/s/ Donald L. Allen
Donald L. Allen
Vice President and Treasurer (Principal Financial and Accounting Officer)