Form 10-Q
period 2009-06-30
SADDLEBROOK RESORTS INC
filed 2009-08-14
CIK 313151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
YES ☐       NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:
Large accelerated filer ☐	Accelerated Filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐     NO ☑
Registrant has 100,000 shares of common stock outstanding, all of which are held by an affiliate of the Registrant.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
SADDLEBROOK RESORTS, INC.
BALANCE SHEETS

	June 30,	December 31,
	2009	2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,114,774	$3,752,278
Escrowed cash	529,929	121,801
Short-term investments	—	175,000
Short-term escrowed investments	199,749	399,205
Accounts receivable, net	1,116,773	1,362,339
Due from related parties	2,284,893	2,112,747
Inventory and supplies	1,603,047	1,832,820
Prepaid expenses and other current assets	561,770	648,660

Total current assets	10,410,935	10,404,850
Property, buildings and equipment, net	24,236,113	24,743,737
Due from related parties, net of current portion	1,500,000	1,500,000
Deferred charges, net	53,067	35,670

Total assets	$36,200,115	$36,684,257

Liabilities and Shareholder’s Equity
Current liabilities:
Current portion of note payable	$1,059,996	$1,361,667
Current portion of capital leases	87,381	—
Escrowed deposits	729,677	521,006
Accounts payable	670,627	770,811
Accrued rental distribution	678,737	674,147
Accrued expenses and other liabilities	2,288,842	2,045,784
Current portion of deferred income	827,780	823,223
Guest deposits	1,410,038	2,453,431

Total current liabilities	7,753,078	8,650,069
Note payable due after one year	9,275,004	9,804,983
Capital lease obligation	248,082	—
Long-term portion of deferred income	1,423,237	1,512,483

Total liabilities	18,699,401	19,967,535

Shareholder’s equity:
Common stock, $1.00 par value, 100,000 shares authorized and outstanding	100,000	100,000
Additional paid-in capital	1,013,127	1,013,127
Accumulated earnings	16,387,587	15,603,595

Total shareholder’s equity	17,500,714	16,716,722

	$36,200,115	$36,684,257

The accompanying Notes to Financial Statements are
an integral part of these financial statements

SADDLEBROOK RESORTS, INC.
STATEMENTS OF OPERATIONS
AND ACCUMULATED EARNINGS
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008

Revenues	$6,986,775	$12,767,415	$16,749,199	$33,002,081

Costs and expenses:
Operating costs	5,630,075	9,223,752	12,438,748	21,732,076
Sales and marketing	389,537	800,862	860,039	1,876,831
General and administrative	800,313	948,937	1,610,440	2,106,703
Depreciation	506,667	541,615	1,037,905	1,058,980

Total costs and expenses	7,326,592	11,515,166	15,947,132	26,774,590

Net operating (loss) income
Before other (income) expenses	(339,817)	1,252,249	802,067	6,227,491

Other (income) expenses
Interest income	(1,176)	(8,737)	(6,643)	(12,657)
Other (income) expenses	(167,099)	10	(174,111)	21,730
Interest expense	88,772	143,225	198,829	313,611

Total other (income) expenses	(79,503)	134,498	18,075	322,684

Net (loss) income	(260,314)	1,117,751	783,992	5,904,809

Accumulated earnings at beginning of period	16,647,901	17,820,117	15,603,595	13,033,059

Accumulated earnings at end of period	$16,387,587	$18,937,868	$16,387,587	$18,937,868

The accompanying Notes to Financial Statements are
an integral part of these financial statements

SADDLEBROOK RESORTS, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended
	June 30,
	2009	2008
Operating activities:
Net income	$783,992	$5,904,809
Non-cash items included in net income:
Provision for doubtful accounts	(759)	3,300
Depreciation	1,037,905	1,058,980
Amortization of debt financing costs	38,497	8,154
(Gain)loss on sale of assets	(593)	1,821
(Increase) decrease in:
Accounts receivable	246,325	(1,454,608)
Inventory and supplies	229,773	(58,445)
Prepaid expenses and other assets	86,890	(284,918)
(Decrease) increase in:
Accounts payable	(100,184)	(508,114)
Accrued rental distribution	4,590	545,137
Guest deposits	(1,043,393)	(325,957)
Accrued expenses and other liabilities	243,058	306,057
Deferred income	(84,689)	16,927

Cash flow provided by operating activities	1,441,412	5,213,143

Investing activities:
Capital expenditures	(254,046)	(948,575)
Proceeds from short term investment maturity	175,000	—
Proceeds from the sale of property and equipment	94,900	500

Cash flow used in investing activities	15,854	(948,075)

Financing activities:
Proceeds from line of credit	—	750,000
Payments on notes payable	(831,650)	(400,002)
Payments on capital lease obligations	(35,079)	(68,837)
Debt cost to be amortized	(55,895)	—
Net advances to related parties	(172,146)	(601,554)

Cash flow used in financing activities	(1,094,770)	(320,393)

Net increase in cash	362,496	3,944,675
Cash at beginning of period	3,752,278	991,320

Cash at end of period	$4,114,774	$4,935,995

Supplemental disclosure of cash flow information:
Cash paid for interest	$144,556	$305,457

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
The Company’s accompanying balance sheet for June 30, 2009, and its statements of operations and accumulated earnings and cash flows for the periods ended June 30, 2009 and 2008, are unaudited but reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature.
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
Recent Accounting Pronouncements
The Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS” No. 168”), on June 29, 2009 and, in doing so, authorized the Codification as the sole source for authoritative U.S. GAAP. SFAS No. 168 will be effective for financial statements issued for reporting periods that end after September 15, 2009. Once it’s effective, it will supersede all accounting standards in U.S. GAAP, aside from those issued by the SEC. SFAS No. 168 replaces SFAS No. 162 to establish a new hierarchy of GAAP sources for non-governmental entities under the FASB Accounting Standards Codification.
Management has adopted the provisions set forth in SFAS No. 165, Subsequent Events, and considered subsequent events through August 14, 2009 in connection with the preparation of these financial statements.
Note 2. Accounts Receivable

	June 30,	December 31,
	2009	2008
	(Unaudited)
Trade accounts receivable	$1,160,805	$1,407,130
Less allowance for bad debts	(44,032)	(44,791)

	$1,116,773	$1,362,339

Note 3. Property, Buildings and Equipment

	June 30,	December 31,
	2009	2008
	(Unaudited)
Land and land improvements	$6,809,179	$6,809,179
Buildings and recreational facilities	29,647,077	29,475,098
Machinery and equipment	17,291,197	16,967,184
Construction in progress	82,640	350,737

	53,830,093	53,602,198
Less accumulated depreciation	(29,593,980)	(28,858,461)

	$24,236,113	$24,743,737

The Company’s property, buildings and equipment are pledged as security for its debt (see Note 5).
Note 4. Deferred Charges

	June 30,	December 31,
	2009	2008
	(Unaudited)
Debt issue costs	$55,895	$107,676
Less accumulated amortization	(2,828)	(72,007)

	$53,067	$35,669

Note 5. Notes Payable and Capital Lease Obligation
On March 12, 2009 the Company refinanced $10,600,000 (the remaining principal balance of the term note along with the outstanding balance of the additional line of credit financing). The new term note is due March 12, 2014, and requires monthly principal payments of $88,333, plus monthly payments of all accrued interest. The term note bears interest at 2.5% over the one month LIBOR index. The rate as of June 30, 2009 was 2.82%. The note is collateralized by all current and subsequently acquired real and personal property. At June 30, 2009, the outstanding balance on this term note was $10,335,000.
The Company has the ability to obtain an additional $2,500,000 under a line of credit facility from the same lender, with the same rate of interest, subject to meeting certain financial covenants on an annual basis. The line of credit expires in March 2011. At June 30, 2009, the Company has no borrowings on the line of credit.
On February 11, 2009, the Company entered into a capital lease for the purchase of vehicles in the amount of $370,542. The capital lease is secured by the vehicles purchased, matures in January 2013 and requires monthly payments of $8,574, including interest at 5.24%.
Note 6. Related Party Receivables
Related party receivables at June 30, 2009 and December 31, 2008 are the result of net intercompany transactions and cash transfers between the Company and its shareholder and affiliated companies. Related party receivables are unsecured and non-interest bearing. Approximately $2.3 million of the total $3.8 million due from related parties is expected to be repaid/collected within 1 year and therefore has been classified as a current asset in the accompanying June 30, 2009 balance sheet.
Note 7. Income Taxes
The Company is currently a member of a Qualified Subchapter S Subsidiary Group. Accordingly, no income tax expense was reflected in the Company’s operating results as the tax is assessed to the shareholders of its parent company.

SADDLEBROOK RENTAL POOL OPERATION
BALANCE SHEETS
DISTRIBUTION FUND

	June 30,	December 31,
	2009	2008
	(Unaudited)
Assets
Receivable from Saddlebrook Resorts, Inc.	$678,737	$674,147

Liabilities and Participants’ Fund Balance
Due to participants for rental pool distribution	$567,463	$568,641
Due to maintenance escrow fund	111,274	105,506

	$678,737	$674,147

MAINTENANCE ESCROW FUND

	June 30,	December 31,
	2009	2008
	(Unaudited)
Assets
Cash and cash equivalents	$716,577	$503,806
Receivables:
Distribution fund	111,274	105,506
Interest	249	762
Prepaid expenses and other assets	2,337	2,301

	$830,437	$612,375

Liabilities and Participants’ Fund Balance
Accounts payable	$52,675	$56,695
Participants’ fund balance	777,762	555,680

	$830,437	$612,375

SADDLEBROOK RENTAL POOL OPERATION
STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Rental pool revenues	$1,688,626	$3,687,557	$4,917,741	$10,593,821

Deductions:
Marketing fee	126,647	276,567	368,831	794,537
Management fee	211,078	460,945	614,717	1,324,228
Travel agent commissions	42,659	161,067	174,229	527,145
Credit card expense	47,213	86,558	111,248	189,249

	427,597	985,137	1,269,025	2,835,159

Net rental income	1,261,029	2,702,420	3,648,716	7,758,662
Less operator share of net rental income	(567,463)	(1,216,089)	(1,641,922)	(3,491,398)
Other revenues (expenses):
Complimentary room revenues	12,587	20,700	24,381	39,763
Minor repairs and replacements	(27,416)	(56,660)	(56,056)	(106,535)

Amount available for distribution	$678,737	$1,450,371	$1,975,119	$4,200,492

SADDLEBROOK RENTAL POOL OPERATION
STATEMENTS OF CHANGES IN PARTICIPANTS’ FUND BALANCES
(Unaudited)
DISTRIBUTION FUND

	Six months ended
	June 30,
	2009	2008
Balance at beginning of period	$—	$—

Additions:
Amount available for distribution	1,975,119	4,200,492

Reductions:
Amount withheld for maintenance escrow fund	(333,197)	(709,094)
Amount accrued or paid to participants	(1,641,922)	(3,491,398)

Balance at end of period	$—	$—

MAINTENANCE ESCROW FUND

	Six months ended
	June 30,
	2009	2008
Balance at beginning of period	$555,680	981,674

Additions:
Amount withheld from distribution fund	333,197	709,094
Unit owner payments	21,143	264,034
Interest earned	1,211	8,336

Reductions:
Escrow account refunds	(2,901)	(23,404)
Maintenance charges	15,758	(167,531)
Unit renovations	(131,916)	(392,399)
Linen replacement	(14,410)	(131,691)

Balance at end of period	$777,762	$1,248,113

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
Liquidity and Capital Resources
Future operating costs and planned expenditures for minor capital additions and improvements are expected to be adequately funded by the Company’s and its affiliates’ current cash reserves and cash generated by resort operations. The Company’s current debt agreement also allows for the Company to borrow an additional $2,500,000, provided the Company is in compliance with certain financial covenants. The Company’s financing from a third-party lender bears interest at 2.5% over the one month LIBOR index (2.82% at June 30, 2009) and matures in March 2014.

Results of Operations
Second quarter 2009 compared to second quarter 2008
The Company’s total revenues decreased approximately $5,780,000, or about 45%, for the three months ended June 30, 2009 compared to the same period in the prior year. This decrease is directly related to a 46% decrease in occupancy over the prior period. Total revenues for the Rental Pool decreased approximately $1,999,000, or about 54%. This decrease is directly related to the decrease in occupancy, along with a 17% decrease in the average room rate.
The decreases of $4,189,000 in total costs and expenses for the Company, and $558,000 in total costs and expenses for the Rental Pool Operation, are consistent with the decreases in revenues.
The Company experienced a net loss for the quarter of approximately $260,000, compared with a net income of approximately $1,118,000 in the same period in the prior year. Amounts available for distribution for the Rental Pool Operation decreased $772,000 from the comparable period last year.
On August 12, 2007 the Company experienced lightning damage that impacted our fire alarm, electrical and HVAC systems. The damage to the fire alarm system not only affected the Company’s property but also resulted in the need to replace and upgrade the fire alarm system for the condominium units which are governed by Saddlebrook Resorts Condominium Association, Inc., (the “Association”). This event resulted in the filing of an insurance claim for a total of $901,000 in damages, to be reduced by a $100,000 deductible. As of this filing, the Company and the Association have received a total of $801,000 in settlement on this claim. The Association received approximately $271,000 of such amount. The Company received approximately $150,000 in the fourth quarter of 2007, approximately $215,000 in the third quarter of 2008, and the remaining $165,000 in the second quarter of 2009. Such amounts, net of non-capital expenses have been recorded as a component of Other Income for the Company in such quarters.
First six months 2009 compared to first six months 2008
The Company’s total revenues decreased approximately $16,253,000, or about 49% for the six months ended June 30, 2009 compared to the same period in the prior year. This decrease is directly related to a 51% decrease in occupancy over the prior year. The total revenues for the Rental Pool decreased approximately $5,676,000, or about 54%. This decrease is directly related to the decrease in occupancy, along with an 8% decrease in the average room rate.
The decreases of $10,827,000 in total costs and expenses for the Company, and $1,566,000 in total costs and expenses for the Rental Pool Operation, are consistent with the decreases in revenues.
Net income for the Company decreased $5,121,000 over the comparable period last year. Amounts available for distribution for the Rental Pool Operation decreased $2,225,000 over the same period in the prior year.
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
Item 4. Controls and Procedures
The Company’s management, including the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures as of June 30, 2009, pursuant to Exchange Act Rule 15d-15. Based upon that evaluation, the Company’s Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2009 in timely alerting them to material information required to be included in the Company’s periodic SEC filings.
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
There were no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2009 that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.
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

SADDLEBROOK RESORTS, INC. (Registrant)
Date: August 14, 2009	/s/ Donald L. Allen
Donald L. Allen
Vice President and Treasurer (Principal Financial and Accounting Officer)