Form 10-Q
period 2009-09-30
SADDLEBROOK RESORTS INC
filed 2009-11-13
CIK 313151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
SADDLEBROOK RESORTS, INC.
BALANCE SHEETS

	September 30,	December 31,
	2009	2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,668,618	$3,752,278
Escrowed cash	767,426	121,801
Short-term investments	—	175,000
Short-term escrowed investments	—	399,205
Accounts receivable, net	774,635	1,362,339
Due from related parties	2,242,791	2,112,747
Inventory and supplies	1,579,433	1,832,820
Prepaid expenses and other current assets	542,371	648,660

Total current assets	8,575,274	10,404,850
Property, buildings and equipment, net	23,752,930	24,743,737
Due from related parties, net of current portion	1,500,000	1,500,000
Deferred charges, net	50,274	35,670

Total assets	$33,878,478	$36,684,257

Liabilities and Shareholder’s Equity
Current liabilities:
Current portion of note payable	$1,059,996	$1,361,667
Current portion of capital leases	88,532	—
Escrowed deposits	767,426	521,006
Accounts payable	397,000	770,811
Accrued rental distribution	304,640	674,147
Accrued expenses and other liabilities	2,002,129	2,045,784
Current portion of deferred income	744,767	823,223
Guest deposits	1,127,246	2,453,431

Total current liabilities	6,491,736	8,650,069
Note payable due after one year	9,010,006	9,804,983
Capital lease obligation	225,510	—
Other liabilities	149,000	—
Long-term portion of deferred income	1,366,626	1,512,483

Total liabilities	17,242,878	19,967,535

Shareholder’s equity:
Common stock, $1.00 par value, 100,000 shares authorized and outstanding	100,000	100,000
Additional paid-in capital	1,013,127	1,013,127
Accumulated earnings	15,522,473	15,603,595

Total shareholder’s equity	16,635,600	16,716,722

	$33,878,478	$36,684,257

The accompanying Notes to Financial Statements are
an integral part of these financial statements.

SADDLEBROOK RESORTS, INC.
STATEMENTS OF OPERATIONS
AND ACCUMULATED EARNINGS
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008

Revenues	$4,291,516	$5,594,686	$21,040,715	$38,596,767

Costs and expenses:
Operating costs	4,074,870	5,710,973	16,513,618	27,443,049
Sales and marketing	291,486	509,048	1,151,525	2,385,878
General and administrative	625,988	963,995	2,235,021	3,068,878
Net gain on assets sold	(404,416)	(4,486)	(403,009)	(2,665)
Depreciation	502,413	528,058	1,540,319	1,587,037

Total costs and expenses	5,090,341	7,707,588	21,037,474	34,482,177

Net operating (loss) income before other (income) expenses	(798,825)	(2,112,902)	3,241	4,114,590

Other (income) expenses
Interest income	(1,440)	(16,252)	(8,083)	(28,909)
Other income	(15,484)	(254,362)	(189,595)	(232,632)
Interest expense	83,213	136,054	282,041	449,664

Total other (income) expenses	66,289	(134,560)	84,363	188,123

Net (loss) income	(865,114)	(1,978,342)	(81,122)	3,926,467

Accumulated earnings at beginning of period	16,387,587	18,937,868	15,603,595	13,033,059

Accumulated earnings at end of period	$15,522,473	$16,959,526	$15,522,473	$16,959,526

The accompanying Notes to Financial Statements are
an integral part of these financial statements.

SADDLEBROOK RESORTS, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended
	September 30,
	2009	2008
Operating activities:
Net (loss) income	$(81,122)	$3,926,467
Non-cash items included in net (loss) income:
Provision for doubtful accounts	(759)	3,300
Depreciation	1,540,319	1,587,037
Amortization of debt financing costs	41,290	12,231
Gain on sale of assets	(403,009)	(2,665)
Decrease (increase) in:
Accounts receivable	588,464	1,674,295
Inventory and supplies	253,387	(79,561)
Prepaid expenses and other assets	106,289	(119,632)
(Decrease) increase in:
Accounts payable	(373,811)	(868,186)
Accrued rental distribution	(369,507)	(433,126)
Guest deposits	(1,326,185)	(81,981)
Accrued expenses and other liabilities	105,344	20,462
Deferred income	(224,313)	(92,526)

Cash flow (used in) provided by operating activities	(143,613)	5,546,115

Investing activities:
Proceeds from sale of property and equipment	505,528	9,396
Proceeds from maturity of short term investment	175,000	—
Capital expenditures	(281,490)	(1,126,525)

Cash flow provided by (used in) investing activities	399,038	(1,117,129)

Financing activities:
Proceeds from line of credit	—	750,000
Payments on notes payable	(1,096,649)	(600,003)
Payments on capital lease obligations	(56,500)	(98,154)
Debt costs to be amortized	(55,895)
Net advances to related parties	(130,044)	(942,485)

Cash flow used in financing activities	(1,339,088)	(890,642)

Net (decrease) increase in cash	(1,083,663)	3,538,344
Cash at beginning of period	3,752,278	991,320

Cash at end of period	$2,668,618	$4,529,664

Supplemental disclosure of cash flow information:
Cash paid for interest	$224,976	$437,433

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
The Company’s accompanying balance sheet for September 30, 2009, and its statements of operations and accumulated earnings and cash flows for the periods ended September 30, 2009 and 2008, are unaudited but reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature.
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
Recent Accounting Pronouncements
The Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 168”), on June 29, 2009 and, in doing so, authorized the Codification as the sole source for authoritative U.S. GAAP. SFAS No. 168 was effective for financial statements issued for reporting periods that ended after September 15, 2009. Upon effectiveness, it superseded all accounting standards in U.S. GAAP, aside from those issued by the SEC.
In June 2009, the FASB issued Accounting Standards Update No. 2009-01 (“ASU 2009-01”), which establishes the FASB Accounting Standards Codification™ as the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. The Company adopted ASU 2009-01 during the three months ended September 30, 2009 and its adoption did not have any impact on the Company’s consolidated financial statements.
Management, in accordance with guidance regarding subsequent events, has considered subsequent events through November 13, 2009 in connection with the preparation of these financial statements.
The fair value of the Company’s financial assets and liabilities approximate their carrying value due to their short-term nature or market rates of interest associated with long-term obligations.
Note 2. Accounts Receivable

	September 30,	December 31,
	2009	2008
	(Unaudited)
Trade accounts receivable	$818,667	$1,407,130
Less allowance for bad debts	(44,032)	(44,791)

	$774,635	$1,362,339

Note 3. Property, Buildings and Equipment

	September 30,	December 31,
	2009	2008
	(Unaudited)
Land and land improvements	$6,802,067	$6,809,179
Buildings and recreational facilities	29,655,329	29,475,098
Machinery and equipment	17,300,415	16,967,184
Construction in progress	88,734	350,737

	53,846,545	53,602,198
Less accumulated depreciation	(30,093,615)	(28,858,461)

	$23,752,930	$24,743,737

The Company’s property, buildings and equipment are pledged as security for its debt (see Note 5).
Note 4. Deferred Charges

	September 30,	December 31,
	2009	2008
	(Unaudited)
Debt issue costs	$55,895	$107,676
Less accumulated amortization	(5,621)	(72,006)

	$50,274	$35,670

Note 5. Notes Payable and Capital Lease Obligation
On March 12, 2009 the Company refinanced $10,600,000 (the remaining principal balance of the term note along with the outstanding balance of the additional line of credit financing). The new term note is due March 12, 2014, and requires monthly principal payments of $88,333, plus monthly payments of all accrued interest. The term note bears interest at 2.5% over the one month LIBOR index. The rate as of September 30, 2009 was 2.82%. The note is collateralized by all current and subsequently acquired real and personal property. At September 30, 2009, the outstanding balance on this term note was $10,070,002.
The Company has the ability to obtain an additional $2,500,000 under a line of credit facility from the same lender, with the same rate of interest, subject to meeting certain financial covenants on an annual basis. The line of credit expires in March 2011. At September 30, 2009, the Company has no borrowings on the line of credit.
On February 11, 2009, the Company entered into a capital lease for the purchase of vehicles in the amount of $370,542. The capital lease is secured by the vehicles purchased, matures in January 2013 and requires monthly payments of $8,574, including interest at 5.24%.
Note 6. Related Party Receivables
Related party receivables at September 30, 2009 and December 31, 2008 are the result of net intercompany transactions and cash transfers between the Company and its shareholder and affiliated companies. Related party receivables are unsecured and non-interest bearing. Approximately $2.2 million of the total $3.7 million due from related parties is expected to be repaid/collected within 1 year and therefore has been classified as a current asset in the accompanying September 30, 2009 balance sheet.
Note 7. Income Taxes
The Company is currently a member of a Qualified Subchapter S Subsidiary Group. Accordingly, no income tax expense was reflected in the Company’s operating results as the tax is assessed to the shareholders of its parent company.

SADDLEBROOK RENTAL POOL OPERATION
BALANCE SHEETS
DISTRIBUTION FUND

	September 30,	December 31,
	2009	2008
	(Unaudited)
Assets
Receivable from Saddlebrook Resorts, Inc.	$304,640	$674,147

Liabilities and Participants’ Fund Balance
Due to participants for rental pool distribution	$273,344	$568,641
Due to maintenance escrow fund	31,296	105,506

	$304,640	$674,147

MAINTENANCE ESCROW FUND

	September 30,	December 31,
	2009	2008
	(Unaudited)
Assets
Cash and cash equivalents	$753,126	$503,806
Receivables:
Distribution fund	31,296	105,506
Interest	—	762
Prepaid expenses and other assets	876	2,301

	$785,298	$612,375

Liabilities and Participants’ Fund Balance
Accounts payable	$66,018	$56,695
Participants’ fund balance	719,280	555,680

	$785,298	$612,375

SADDLEBROOK RENTAL POOL OPERATION
STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008

Rental pool revenues	$818,833	$1,210,015	$5,736,574	$11,803,836

Deductions:
Marketing fee	61,412	90,751	430,243	885,288
Management fee	102,354	151,252	717,071	1,475,480
Travel agent commissions	29,282	46,901	203,512	574,046
Credit card expense	18,354	33,982	129,602	223,231

	211,402	322,886	1,480,428	3,158,045

Net rental income	607,431	887,129	4,256,146	8,645,791
Less operator share of net rental income	(273,344)	(399,208)	(1,915,265)	(3,890,606)
Other revenues (expenses):
Complimentary room revenues	6,466	8,350	30,846	48,113
Minor repairs and replacements	(35,913)	(24,163)	(91,969)	(130,698)

Amount available for distribution	$304,640	$472,108	$2,279,758	$4,672,600

SADDLEBROOK RENTAL POOL OPERATION
STATEMENTS OF CHANGES IN PARTICIPANTS’ FUND BALANCES
(Unaudited)
DISTRIBUTION FUND

	Nine months ended
	September 30,
	2009	2008
Balance at beginning of period	$—	$—

Additions:
Amount available for distribution	2,279,758	4,672,600

Reductions:
Amount withheld for maintenance escrow fund	(364,493)	(781,994)
Amount accrued or paid to participants	(1,915,265)	(3,890,606)

Balance at end of period	$—	$—

MAINTENANCE ESCROW FUND

	Nine months ended
	September 30,
	2009	2008
Balance at beginning of period	$555,680	981,674

Additions:
Amount withheld from distribution fund	364,493	781,994
Unit owner payments	23,370	306,155
Interest earned	2,668	10,604

Reductions:
Escrow account refunds	(3,390)	(35,885)
Maintenance charges	11,866	(256,965)
Unit renovations	(212,580)	(1,050,827)
Linen replacement	(22,827)	(150,136)

Balance at end of period	$719,280	$586,614

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
In response to this trend, although overall marketing expenses have decreased, the Company has increased its marketing efforts toward the social clientele by developing packages designed to target more social guests, including families. These social packages are being promoted through the Company’s website as well as through travel wholesalers and with emphasis on e-commerce sites.
Liquidity and Capital Resources
Future operating costs and planned expenditures for minor capital additions and improvements are expected to be adequately funded by the Company’s and its affiliates’ current cash reserves and cash generated by resort operations. The Company’s current debt agreement also allows for the Company to borrow an additional $2,500,000, provided the Company is in compliance with certain financial covenants. The Company’s financing from a third-party lender bears interest at 2.5% over the one month LIBOR index (2.82% at September 30, 2009) and matures in March 2014.

Results of Operations
Third quarter 2009 compared to third quarter 2008
The Company’s total revenues decreased approximately $1,303,000, or about 23%, for the three months ended September 30, 2009 compared to the same period in the prior year. This decrease is directly related to a 29% decrease in occupancy as well as an 11% decrease in the average room rate over the prior period. Total revenues for the Rental Pool decreased approximately $391,000, or about 32%. This decrease is directly related to the decrease in occupancy, along with the decrease in the average room rate.
The decreases of $2,617,000 in total costs and expenses for the Company, and $111,000 in total costs and expenses for the Rental Pool Operation, are consistent with the decreases in revenues.
The Company experienced a net loss for the quarter of approximately $865,000, compared with a net loss of approximately $1,978,000 in the same period in the prior year. Amounts available for distribution for the Rental Pool Operation decreased $167,000 from the comparable period last year.
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
In August 2009, the Company recorded a gain of approximately $404,000 in connection with the transfer of a strip of land at the entrance to the resort property to the county in connection with a planned road widening project by the county. It is anticipated that the total settlement will be approximately $607,000, which includes proceeds for the land, land improvements and net damages and/or cost to cure such damages. Approximately $348,000 of the settlement has been received by the Company.
First nine months 2009 compared to first nine months 2008
The Company’s total revenues decreased approximately $17,556,000, or about 45% for the nine months ended September 30, 2009 compared to the same period in the prior year. This decrease is directly related to a 47% decrease in occupancy as well as a 9% decrease in the average room rate over the prior year. The total revenues for the Rental Pool decreased approximately $6,067,000, or about 51%. This decrease is directly related to the decrease in occupancy, along with the decrease in the average room rate.
The decreases of $13,444,000 in total costs and expenses for the Company, and $1,678,000 in total costs and expenses for the Rental Pool Operation, are related with the decreases in revenues.
Net income for the Company decreased $4,008,000 over the comparable period last year. Amounts available for distribution for the Rental Pool Operation decreased $2,392,000 over the same period in the prior year.
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
Item 4. Controls and Procedures
The Company’s management, including the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures as of September 30, 2009, pursuant to Exchange Act Rule 15d-15. Based upon that evaluation, the Company’s Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2009 in timely alerting them to material information required to be included in the Company’s periodic SEC filings.
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
There were no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2009 that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.
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

SADDLEBROOK RESORTS, INC.
(Registrant)

Date: November 13, 2009	/s/ Donald L. Allen Donald L. Allen
Vice President and Treasurer (Principal Financial and Accounting Officer)