Form 10-K
period 2009-12-31
SADDLEBROOK RESORTS INC
filed 2010-03-31
CIK 313151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K
(Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal period ended December 31, 2009
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. YES ☐ NO ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐ NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. Not applicable
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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
At December 31, 2009, there were approximately 525 persons employed by the Company. The Company’s management relationship with its employees is excellent and there are no collective bargaining agreements.

Item 1A.	Risk Factors
The Company is subject to operating risks common to the hotel industry which could adversely affect our results of operations.
Common hotel industry risks outside of our control include (but are not limited to) terrorism (including threatened terrorist activity), the uncertainty of military conflicts, outbreaks of contagious diseases and the cost and availability of travel options.
Continued weakness and further weakening in economic conditions may adversely affect consumer and corporate spending and tourism trends which could have a negative impact on our results of operation.
We are vulnerable to the risk of unfavorable weather conditions and the impact of natural disasters. There is no way for us to predict future weather patterns or the impact weather patterns may have on our results of operation or visitation.

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
A total of 556 condominium units are at the Resort comprised of one-, two- and three-bedroom suites. Of these condominium units, 408 are designed for hotel occupancy and located in an area called the Walking Village. The remaining 148 are slightly larger, designed for longer-termed rental, and are located in an area called the Lakeside Village. At December 31, 2009, there were 537 hotel accommodations participating in the Rental Pool. The three-bedroom condominium units become hotel accommodations as a two-bedroom suite with a separate adjoining hotel room. Some two-bedroom condominium units become hotel accommodations as a one-bedroom suite with a separate adjoining hotel room.

Item 3.	Legal Proceedings
The Company is involved in litigation in the ordinary course of business. In the opinion of the Company’s management, insurance or indemnification from other third parties adequately covers these matters. The effect, if any, of these claims is considered immaterial to the Company’s financial condition and results of operations.

Item 4.	Reserved
PART II

Item 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities
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

Item 6.	Selected Financial Data
The following selected financial data should be read in conjunction with the financial statements and related notes in Item 8 hereof.

	Year ended December 31,
	2009	2008	2007	2006	2005
Resort

Resort revenues	$26,756,000	$45,766,000	$43,616,000	$43,608,000	$40,674,000

Interest expense	360,000	599,000	861,000	808,000	661,000

Net (loss) income	(1,014,000)	2,571,000	531,000	1,833,000	1,221,000

Total assets	30,781,000	36,684,000	35,447,000	36,429,000	33,227,000

Total debt	9,805,000	11,167,000	11,217,000	11,267,000	11,067,000

Capital leases	292,000	—	128,000	282,000	470,000

Rental Pool

Rental Pool revenues	7,089,000	13,497,000	12,260,000	12,005,000	11,590,000

Total assets	544,000	674,000	905,000	692,000	720,000

Net income	2,824,000	5,347,000	4,909,000	4,841,000	4,672,000

Average distribution per Rental Pool participant	5,259	9,983	9,125	8,981	8,620

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
General
The Company operates the Resort, which contains condominium units that have been sold to third parties or to affiliates of the Company. The majority of the condominium units are hotel accommodations that participate in the Rental Pool. Other resort facilities owned by the Company and its affiliates include golf courses, tennis courts, a spa, restaurants and a conference center.

Recent Accounting Pronouncements
The Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, “The FASB Accounting Standards Codification (“ASC”) and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 168” or Accounting Standards Update No. 2009-01 (“ASU No. 2009-01”)), on June 29, 2009 and, in doing so, authorized the Codification as the sole source for authoritative U.S. GAAP, aside from those issued by the SEC. The Company adopted ASU 2009-01 during the three months ended September 30, 2009 and its adoption did not have any impact on the Company’s financial statements.
In January 2010, the FASB issued new guidance for fair value measurements and disclosures. The new guidance, which is now part of ASC 820, Fair Value Measurements and Disclosures, clarifies existing disclosure requirements regarding the level of desegregation and inputs and valuation techniques and provides new disclosure requirements about, among other things, transfer in and out of levels 1 and 2 of the fair value hierarchy and details of the activity in level 3 of the fair value hierarchy. The new guidance is effective for fiscal years beginning after December 15, 2009 for the level 1 and 2 disclosures and for fiscal years beginning after December 15, 2010 for level 3 disclosures. The disclosure requirements will be applied prospectively to the Company’s fair value disclosure subsequent to the effective date and are not expected to have a significant effect on the financial statements.
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
Asset Impairments — The Company’s management periodically evaluates whether there has been a permanent impairment of long-lived assets. The Company’s management believes that the accounting estimates related to asset impairments are critical estimates for the following reasons: (1) the ongoing changes in management’s expectations regarding future utilization of assets; and (2) the impact of an impairment on reported assets and earnings could be material. During the year ended December 31, 2009, the Company’s management evaluated assets for impairment and concluded that the sum of the undiscounted expected future cash flows (excluding interest charges) from its assets exceeded their then current carrying values. Accordingly, the Company did not recognize an impairment charge.

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
Revenue Recognition — The Company’s revenues are derived from a variety of sources including, but not limited to, hotel operations, food and beverage operations, retail sales, golf course greens fees, and are recognized as products are delivered or services are performed. Revenues from membership initiation fees are recognized over the average life of the memberships.
Allowance for Doubtful Accounts — The Company establishes an allowance for doubtful accounts for accounts receivable based upon factors surrounding specific customers, historical trends and other information.
See the Notes to the Financial Statements for Saddlebrook Resorts, Inc. in Item 8 hereof for additional accounting policies used in the preparation of the financial statements.
Impact of Current Economic Conditions
Businesses appear to have altered their spending patterns in response to the current economic conditions, resulting in fewer corporate bookings.
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
Liquidity and Capital Resources
Future operating costs and planned expenditures for minor capital additions and improvements are expected to be adequately funded by the Company’s current cash reserves, or cash generated by the Resort’s operations. The Company’s current debt agreement contains a line of credit for additional financing from the lender for amounts up to $2,500,000, subject to specific covenants. As of December 31, 2009 there were no outstanding borrowings under this line of credit.
The Company’s operation of the Resort is not considered to be dependent on any individual or small group of customers, the loss of which would have a material adverse effect on the Company’s business or financial condition.

Results of Operations
The following chart highlights changes in the sources of Company revenues:

	Year ended December 31,
	2009	2008	2007
Rental Pool Revenues	26%	29%	28%
Food and beverage	31	34	35
Resort facilities and other	43	37	37

	100%	100%	100%

2009 Compared to 2008
The Company’s total revenue decreased $19,010,000, which is approximately 42%, from the prior year. Rental Pool revenue decreased $6,408,000, or approximately 47% from the prior year. Both of these decreases are directly related to the reduced occupancy levels in units participating in the rental pool program, when comparing the two fiscal periods. Total paid unit nights decreased by 41%, and the average room rate also decreased by about 13%. Food and Beverage revenue was also negatively impacted by the reduction in resort guests, decreasing by approximately 47% from the prior year.
The Company’s costs and expenses decreased by $15,198,000, or about 35%. This decrease is related to the reduction in revenues and also a result of the Company’s focus on managing it’s costs as a result of the current economic conditions, and was partially offset by the net gain on the sale of assets of approximately $403,000 discussed in Note 4 of the accompanying financial statements. Costs and expenses of the Rental Pool Operation decreased by $1,771,000 and this decrease is directly related to the reduction in Rental Pool revenues.
The Company’s net loss for the year of $1,014,000 was a change of about $3,585,000 from the prior year’s net income of $2,571,000. Amounts available for distribution to participants in the Rental Pool decreased by $2,523,000.
2008 Compared to 2007
The Company’s total revenues increased $2,150,000, which was approximately 5% over the prior year. Paid room nights decreased slightly, (less than 1%), however the average room rate increased by about 10%, resulting in an increase of $1,237,000 in Rental Pool revenues.
The Company’s costs and expenses increased $433,000, a 1% increase over the prior year. Expenses of the Rental Pool Operation increased $452,000, or about 14% over the prior year. This increase was directly related to the increase in Rental Pool revenues, along with increases in commissions paid to third party travel agents.
The Company’s net income for the year 2008 of $2,571,000 was a $2,039,000 increase from the prior year. The Rental Pools’ increase in amounts available for distribution to participants was $438,000.

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
Contractual Obligations
Payments Due By Period as of December 31, 2009

	Less than	1-3	3-5	More than
	1 year	years	years	5 years	Total

Long-term debt	$1,060,000	$3,180,000	$5,565,000	$0	$9,805,000
Interest on long-term debt	255,000	424,000	206,000	0	885,000
Capital lease	90,000	203,000	0	0	293,000
Interest on capital lease	13,000	12,000	0	0	25,000
Operating leases	66,000	0	0	0	66,000

Total	$1,484,000	$3,819,000	$5,771,000	$0	$11,074,000

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
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
The financial statements, including the Reports of Independent Registered Certified Public Accountants, for Saddlebrook Resorts, Inc. are included on pages 19 to 33 and for Saddlebrook Rental Pool Operation on pages 34 to 38. An index to the financial statements is on page 18.
Financial statement schedules have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A(T).	Controls and Procedures
The Company maintains disclosure controls and procedures (as defined in Rule 15d — 15 under the Securities Exchange Act of 1934, as amended) that are designed to provide reasonable assurance that information required to be reported in the Company’s SEC filings is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. As of December 31, 2009, under the direction of our chief executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures and concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
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
As of December 31, 2009, management conducted an assessment of the Company’s internal control over financial reporting based on the criteria established in the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management concluded that, as of December 31, 2009, the Company’s internal control over financial reporting was effective.
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
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Registrant
The Directors and Executive Officers of the Company are as follows:

Name	Position and Background

Thomas L. Dempsey Age 83
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

Gregory R. Riehle Age 53
Director, Vice President and Secretary of the Company for more than five years. Director and Executive Vice President of Saddlebrook Holdings, Inc. for more than five years. Son-in- law of Thomas Dempsey.

Maureen Dempsey Age 51
Director, Vice President and Assistant Secretary of the Company for more than five years. Director and Executive Vice President of Saddlebrook Holdings, Inc. for more than five Years. Daughter of Thomas Dempsey.

Diane L. Riehle Age 49
Director, Vice President and Assistant Secretary of the Company for more than five years. Director and Executive Vice President of Saddlebrook Holdings, Inc. for more than five Years. Daughter of Thomas Dempsey.

Donald L. Allen Age 70	Vice President and Treasurer of the Company for more than five years.

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
The following table sets forth the remuneration paid to the Company’s executive officers by the Company and its parent, Saddlebrook Holdings, Inc. consolidated, during the three years ended December 31, 2009.
Summary Compensation Table

	Fiscal			Other annual
Name and Principal Position	year	Salary	Bonus	compensation (1)	Total

Thomas L. Dempsey	2009	$107,692	$—	$15,291	$122,983
Chairman of the Board and	2008	200,000	—	16,555	216,555
Chief Executive Officer	2007	200,000	—	16,584	216,584

Eleanor Dempsey	2009	76,498	—	22,931	99,429
Vice Chairman of the Board	2008	141,000	—	24,736	165,736
	2007	141,000	—	24,736	165,736

Donald Allen	2009	57,690	—	76	57,766
Vice President and Treasurer	2008	55,000	7,860	705	63,565
	2007	76,154	7,830	916	84,900

Gregory R. Riehle	2009	122,152	4,778	16,581	143,511
Vice President, Secretary and	2008	150,288	59,756	20,207	230,251
General Manager	2007	120,000	31,914	27,194	179,108

Maureen Dempsey	2009	118,798	—	26,379	145,177
Vice President and Assistant	2008	141,000	—	23,168	164,168
Secretary	2007	141,000	—	18,926	159,926

Diane L. Riehle	2009	118,798	—	29,776	148,574
Vice President and Assistant	2008	141,000	—	27,340	168,340
Secretary	2007	141,000	—	20,954	161,954

(1)	Other Annual Compensation for 2009 consists of the following;
Vehicle Allowances
Tax Preparation Fees
Health Insurance premiums paid on behalf of greater than 2% shareholders
Group Term Life Insurance
401K Matching Contributions
The following table shows the amounts for each category received by each named executive.

			Health
Executive	Vehicle	Tax Prep.	Premium	GTL	401K Match

Thomas L. Dempsey	$—	$7,800	$5,093	$2,398	—
Eleanor Dempsey	21,250	—	—	1,681	—
Donald Allen	—	—	—	76	—
Gregory R. Riehle	16,581	—	—	—	—
Maureen Dempsey	17,594	4,280	4,196	309	—
Diane L. Riehle	18,057	5,400	6,319	—	—

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
The Company currently funds (through intercompany loans) a portion of the expenditures for Saddlebrook Holdings, Inc. (”SHI”), its sole shareholder, which is offset by dividends declared thereto, if necessary. SHI’s expenditures include dividends to its shareholders, which are primarily amounts that approximate their income taxes related to the operations of SHI and its subsidiaries.
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
Cherry, Bekaert & Holland, L.L.P. served as the Company’s independent registered certified public accounting firm for the fiscal years ended December 31, 2009 and December 31, 2008.
The following fees were paid for services rendered during the Company’s last two fiscal years:
Audit Fees: $107,000 and $100,000 for the fiscal years ended December 31, 2009 and 2008, respectively, for professional services rendered for the audit of the Company’s annual financial statements, review of financial statements included in its Forms 10-Q and services that are normally provided by the auditors in connection with statutory and regulatory filings or engagements for those fiscal years.
Audit-Related Fees: None
Tax Fees: None
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

10.1	Management Contract between Saddlebrook Resorts, Inc. and the Saddlebrook Association of Condominium Owners, Inc.(incorporated by reference to Exhibit C*).

10.2	Saddlebrook Rental Pool and Agency Appointment Agreement. (incorporated by reference to Registrant’s Form 10-K for the annual period ended December 31, 2003)

10.3	Saddlebrook Rental Management Agency Employment (incorporated by reference to Exhibit E*).

10.4	Form of Purchase Agreement (incorporated by reference to Exhibit H*).

10.5	Form of Deed (incorporated by reference to Exhibit I*).

10.6	Form of Bill of Sale (incorporated by reference to Exhibit J*).

10.7	Loan Agreement between the Registrant and SunTrust Bank, dated November 1, 2004 (incorporated by reference from the Registrant’s Form 10-Q for the quarterly period ended September 30, 2004).

10.8
Second Amended and Restated Mortgage, Security Agreement and Fixture Filing, between the Registrant and SunTrust Bank, dated November 1, 2004 (incorporated by reference to Registrants Form 10-Q for the quarterly period ended September 30, 2004).

10.9
Promissory Note ($12 million) made by the Registrant and payable to SunTrust Bank, dated November 1, 2004 (incorporated by reference to Registrant’s Form 10-Q for the quarterly period ended September 30, 2004).

10.10
Revolving Line of Credit Promissory Note ($5 million) made by the Registrant and payable to SunTrust Bank, dated January 31, 2007 (incorporated by reference to Registrant’s Form 10-K for the fiscal year ending December 31, 2006).

10.11
Notice of Future Advance and Fifth Amended and Restated Mortgage, Security Agreement and Fixture Filing dated March 12, 2009 (incorporated by Reference to Registrant’s Form 10-K for the fiscal year ending December 31, 2009).

10.12	Third Amendment to Loan Agreement dated March 12, 2009 (incorporated by reference to Registrant’s Form 10-K for the fiscal year ending December 31, 2009).

10.13	Consolidated, Amended and Restated Promissory Note dated March 12, 2009 (incorporated by reference to Registrant’s Form 10-K for the fiscal year ending December 31, 2009).

10.14	Future Advance Promissory Note dated March 12, 2009 (incorporated by reference to Registrant’s Form 10-K for the fiscal year ending December 31, 2009).

10.15	Revolving Line of Credit Promissory Note dated March 12, 2009 (incorporated by reference to Registrant’s Form 10-K for the fiscal year ending December 31, 2009).

14.1	Code of Ethics

31.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Identification of exhibit incorporated by reference from the Registration Statement No. 2-65481 previously filed by Registrant, effective December 28, 1979.
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SADDLEBROOK RESORTS, INC. (Registrant)
Date: March 31, 2010	/s/ Donald L. Allen
Donald L. Allen
Vice President and Treasurer (Principal Financial and Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on March 31, 2010.

/s/ Thomas L. Dempsey	/s/ Maureen Dempsey

Thomas L. Dempsey	Maureen Dempsey
Chairman of the Board and	Director, Vice President
Chief Executive Officer	and Assistant Secretary
(Principal Executive Officer)

/s/ Gregory R. Riehle	/s/ Diane L. Riehle

Gregory R. Riehle	Diane L. Riehle
Director, Vice President	Director, Vice President
and Secretary	and Assistant Secretary

/s/ Donald L. Allen

Donald L. Allen
Vice President and Treasurer

Saddlebrook Resorts, Inc.
Index
December 31, 2009, 2008 and 2007

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholder of
Saddlebrook Resorts, Inc.
We have audited the accompanying balance sheets of Saddlebrook Resorts, Inc. (the “Company”) as of December 31, 2009 and 2008 and the related statements of operations, changes in shareholder’s equity, and cash flows for the years ended December 31, 2009, 2008 and 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the years ended December 31, 2009, 2008 and 2007, in conformity with accounting principles generally accepted in the United States of America.
/s/ Cherry, Bekaert & Holland, L.L.P.
March 31, 2010

Saddlebrook Resorts, Inc.
Balance Sheets
December 31, 2009 and 2008

	2009	2008
Assets
Current assets
Cash and cash equivalents	$1,044,573	$3,752,278
Escrowed cash	777,729	121,801
Short-term investments	—	175,000
Short-term escrowed investments	—	399,205
Trade accounts receivable, net of allowance for doubtful accounts of $55,227 and $44,791	1,872,364	1,362,339
Due from related parties	1,319,304	2,112,747
Resort inventory and supplies	1,566,950	1,832,820
Prepaid expenses and other assets	704,088	648,660

Total current assets	7,285,008	10,404,850
Property, buildings and equipment, net	23,448,520	24,743,737
Due from related parties, net of current portion	—	1,500,000
Deferred charges, net	47,482	35,670

Total assets	$30,781,010	$36,684,257

Liabilities and Shareholder’s Equity
Current liabilities
Current portion of long-term debt	$1,060,000	$1,361,667
Current portion of capital lease obligation	89,697	—
Escrowed deposits	777,729	521,006
Accounts payable	687,585	770,811
Accrued rental distribution	544,090	674,147
Accrued expenses and other liabilities	1,622,891	2,045,784
Current portion of deferred income	852,864	823,223
Guest deposits	1,266,157	2,453,431

Total current liabilities	6,901,013	8,650,069
Long-term debt	8,745,000	9,804,983
Long-term capital lease obligation	202,648	—
Deferred income	1,371,871	1,512,483
Other liabilities	149,000	—

Total liabilities	17,369,532	19,967,535

Commitments and contingencies (Note 9)
Shareholder’s equity
Common stock, $1 par, 100,000 shares authorized, issued and outstanding	100,000	100,000
Additional paid-in capital	1,013,127	1,013,127
Retained earnings	14,589,264	15,603,595
Due from related parties	(2,290,913)	—

Total shareholder’s equity	13,411,478	16,716,722

Total liabilities and shareholder’s equity	30,781,010	36,684,257

The accompanying notes are an integral part of these financial statements.

Saddlebrook Resorts, Inc.
Statements of Operations
Years ended December 31, 2009, 2008 and 2007

	2009	2008	2007

Resort revenues (Note 7)	$26,756,142	$45,765,908	$43,615,917

Costs and expenses:
Operating costs of resort (Note 7)	21,523,014	33,686,206	33,214,157
Sales and marketing	1,449,793	2,881,335	2,813,049
General and administrative	3,042,547	4,166,773	4,338,598
Net (gain) loss on assets sold	(403,008)	2,149	63,894
Depreciation	2,036,837	2,110,455	1,984,502

Total costs and expenses	27,649,183	42,846,918	42,414,200

Net operating (loss) income before other expenses and (income)	(893,041)	2,918,990	1,201,717

Other expenses and (income):
Interest expense	359,704	598,583	860,914
Interest income	(8,747)	(45,918)	(49,571)
Other income	(229,667)	(204,211)	(140,688)

Total other expense	121,290	348,454	670,655

Net (loss) income	$(1,014,331)	$2,570,536	$531,062

The accompanying notes are an integral part of these financial statements.

Saddlebrook Resorts, Inc.
Statements of Changes in Shareholder’s Equity
Years ended December 31, 2009, 2008 and 2007

		Additional			Total
	Common	Paid-In	Retained	Due from	Shareholder’s
	Stock	Capital	Earnings	Related Party	Equity

Balances at December 31, 2006	$100,000	$1,013,127	$12,501,997	$—	$13,615,124
Net income	—	—	531,062	—	531,062

Balances at December 31, 2007	100,000	1,013,127	13,033,059	—	14,146,186
Net income	—	—	2,570,536	—	2,570,536

Balances at December 31, 2008	100,000	1,013,127	15,603,595	—	16,716,722
Net loss	—	—	(1,014,331)	—	(1,014,331)
Due from related party (Note 8)	—	—	—	(2,290,913)	(2,290,913)

Balances at December 31, 2009	$100,000	$1,013,127	$14,589,264	$(2,290,913)	$13,411,478

The accompanying notes are an integral part of these financial statements.

Saddlebrook Resorts, Inc.
Statements of Cash Flows
Years ended December 31, 2009, 2008 and 2007

	2009	2008	2007

Cash flows from operating activities
Net (loss) income	$(1,014,331)	$2,570,536	$531,062
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities
Depreciation and amortization	2,079,069	2,130,754	2,000,810
(Gain) loss on disposal of property, buildings and equipment	(403,008)	2,149	63,894
Additions (reductions) to allowance for doubtful accounts	10,436	270	(3,026)
Change in assets and liabilities
(Increase) decrease in
Escrowed cash	(655,928)	768,268	(353,819)
Escrowed investments	399,205	(399,205)	197,561
Trade accounts receivable	(520,461)	1,837,976	(745,767)
Resort inventory and supplies	265,870	(153,175)	(130,298)
Prepaid expenses and other assets	(55,428)	108,296	87,416
(Decrease) increase in
Escrowed deposits	256,723	(369,063)	156,259
Accounts payable	(83,226)	(897,239)	495,080
Accrued rental distribution	(130,057)	(231,087)	214,801
Accrued expenses and other liabilities	(273,893)	(365,782)	18,567
Deferred income	(110,971)	(88,787)	36,645
Guest deposits	(1,187,274)	796,237	258,743

Net cash (used in) provided by operating activities	(1,423,274)	5,710,148	2,827,928

Cash flows from investing activities
Proceeds from sales of property, buildings and equipment	510,387	9,396	7,050
Capital expenditures	(476,606)	(1,372,596)	(2,844,837)
Proceeds from investments	175,000	—	200,000

Net cash provided by (used in) investing activities	208,781	(1,363,200)	(2,637,787)

Cash flows from financing activities
Proceeds from long-term debt	—	750,000	750,000
Principal payments on long-term debt	(1,361,650)	(800,004)	(800,004)
Payments on capital leases	(78,197)	(127,845)	(154,645)
Debt issue costs	(55,895)	(23,946)	—
Net collections from (advances to) related parties	2,530	(1,384,195)	27,979

Net cash used in financing activities	(1,493,212)	(1,585,990)	(176,670)

Net (decrease) increase in cash and cash equivalents	(2,707,705)	2,760,958	13,471
Cash and cash equivalents, beginning of year	3,752,278	991,320	977,849

Cash and cash equivalents, end of year	$1,044,573	$3,752,278	$991,320

Supplemental disclosure
Cash paid for interest	$315,621	$578,284	$844,606

Non-cash investing activities
In February 2009, the Company acquired vehicles for $370,542 through a capital lease obligation
The accompanying notes are an integral part of these financial statements.

Saddlebrook Resorts, Inc.
Notes to Financial Statements
December 31, 2009 and 2008
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
The Company places its cash and cash equivalents on deposit with financial institutions in the United States. In 2008, the Federal Deposit Insurance Corporation (“FDIC”) temporarily increased coverage to $250,000 for substantially all depository accounts and temporarily provides unlimited coverage for certain qualifying and participating non-interest bearing transaction accounts. The unlimited coverage for participating accounts expired on December 31, 2009 and the $250,000 increased coverage for other accounts is scheduled to expire on December 31, 2013, at which time it is anticipated amounts insured by the FDIC will return to $100,000. During the year, the Company from time to time may have had amounts on deposit in excess of the insured limits. As of December 31, 2009, the Company had approximately $947,000 which exceed these insured amounts.
Investments and Escrowed Investments
There were no investments held at December 31, 2009.
Investments held at December 31, 2008 consisted of a Certificate of Deposit yielding interest of 1.98%, which matured in March 2009 and escrowed investments consisting of U.S. Treasury Securities yielding interest between .25% and .46% and maturities through July 2009.

Saddlebrook Resorts, Inc.
Notes to Financial Statements
December 31, 2009 and 2008
Fair Value of Financial Instruments
The Company measures the fair value of financial assets and liabilities in accordance with GAAP which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.
Effective January 1, 2008, the Company adopted provisions in accordance with GAAP related to financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis. The adoption of the provisions did not materially impact the Company’s consolidated financial position and results of operations.
GAAP defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. GAAP also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. GAAP describes three levels of inputs that may be used to measure fair value:
Level 1 — Valuations based on quoted prices for identical assets and liabilities in active markets.
Level 2 — Valuations based on observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.
Level 3 — Valuations based on unobservable inputs reflecting our own assumptions, consistent with reasonably available assumptions made by other market participants. These valuations require significant judgment.
There were no assets or liabilities that were required to be measured at fair value on a recurring basis on December 31, 2009.
The following table summarizes assets measured at fair value on a recurring basis at December 31, 2008. These investments are recorded as short-term investments and short term-escrowed investments in the 2008 balance sheets.

	Fair Value Measurements Using:
	Level 1	Level 2	Level 3	Total
Assets:
Investments	$175,000	$—	$—	$175,000
Escrowed Investments	$399,205	$—	$—	$399,205

	$574,205	$—	$—	$574,205

The fair value of all of the Company’s other financial assets and liabilities approximate their carrying value due to their short-term nature or market rates of interest associated with long-term obligations.

Saddlebrook Resorts, Inc.
Notes to Financial Statements
December 31, 2009 and 2008
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
Asset Impairments
The Company’s management periodically evaluates whether there has been a permanent impairment of long-lived assets, in accordance with generally accepted accounting principles. The Company’s management believes that the accounting estimates related to asset impairments are critical estimates for the following reasons: (1) the ongoing changes in management’s expectations regarding future utilization of assets; and (2) the impact of an impairment on reported assets and earnings could be material. During the years ended December 31, 2009 and 2008, the Company’s management evaluated assets for impairment and concluded that the sum of the undiscounted expected future cash flows (excluding interest charges) from its assets exceeded their then current carrying values. Accordingly, the Company did not recognize an impairment charge.
Deferred Charges
During 2008, approximately $24,000 in additional financing costs were incurred with the renewal of the Company’s line of credit facility. The additional financing costs are being amortized over the remaining life of the debt outstanding. During 2009, approximately $56,000 in additional financing costs were incurred with the renewal of the note payable and the line of credit facility and are being amortized of the term of that renewal. The unamortized balance of the prior financing costs were expensed.
Amortization expense for deferred charges amounted to approximately $44,000, $20,000 and $16,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

Saddlebrook Resorts, Inc.
Notes to Financial Statements
December 31, 2009 and 2008
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
Resort Revenues
Resort revenues are recognized as services are performed or products are delivered with the exception of initiation fee revenue, which is recognized over the average life of our memberships. Resort revenues also include rental revenues for condominium units owned by third parties participating in the Rental Pool. If these rental units were owned by the Company, normal costs associated with ownership such as depreciation, real estate taxes, unit maintenance and other costs would have been incurred. Instead, operating costs of resort for the years ended December 31, 2009, 2008 and 2007 include rental pool distributions to participants and maintenance escrow fund approximating $2,800,000, $5,300,000 and $4,900,000, respectively.
Advertising
The Company charges costs of advertising to sales and marketing as incurred. The Company incurred advertising costs of approximately $298,000, $535,000 and $593,000 during the years ended December 31, 2009, 2008 and 2007, respectively.
Income Taxes
The Company is currently a member of a Qualified Subchapter S Subsidiary Group. Accordingly, no income tax expense was reflected in the Company’s operating results as the tax is assessed to the shareholders of its parent company.
Management has determined that the Company had no uncertain income tax positions in accordance with ASC 740 that could have a significant effect on the financial statements for the year ended December 31, 2009. The parent company’s federal income tax returns for 2006, 2007 and 2008 are subject to examination by the Internal Revenue Service, generally for a period of three years after the federal income tax returns were filed.
Employee Benefit Plan
The Company sponsors a defined contribution plan (the “Plan”), which provides retirement benefits for all eligible employees who have elected to participate. Employees must fulfill a one year service requirement to be eligible. The Company matched one-half of the first 2% of an employee’s contribution through the year ended December 31, 2008. The Company indefinitely suspended future matching contributions effective with the year ending December 31, 2009. Company contributions approximated $46,000 and $48,000 for the years ended December 31, 2008 and 2007.

Saddlebrook Resorts, Inc.
Notes to Financial Statements
December 31, 2009 and 2008
Recent Accounting Pronouncements
The Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, “The FASB Accounting Standards Codification (“ASC”) and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 168” or Accounting Standards Update No. 2009-01 (“ASU 2009-01”)) on June 29, 2009 and, in doing so, authorized the Codification as the sole source for authoritative U.S. GAAP. SFAS No. 168 was effective for financial statements issued for reporting periods that ended after September 15, 2009. Upon effectiveness, it superseded all prior accounting standards in U.S. GAAP, aside from those issued by the SEC. The Company adopted ASU 2009-01 during the three months ended September 30, 2009 and its adoption did not have any impact on the Company’s financial statements.
In January 2010, the FASB issued new guidance for fair value measurements and disclosures. The new guidance, which is now part of ASC 820, Fair Value Measurements and Disclosures, clarifies existing disclosure requirements regarding the level of desegregation and inputs and valuation techniques and provides new disclosure requirements about, among other things, transfers in and out of levels 1 and 2 of the fair value hierarchy and details of the activity in level 3 of the fair value hierarchy. The new guidance is effective for fiscal years beginning after December 15, 2009 for levels 1 and 2 disclosures and for fiscal years beginning after December 15, 2010 for level 3 disclosures. The disclosure requirements will be applied prospectively to the Company’s fair value disclosure subsequent to the effective date and are not expected to have a significant effect on the financial statements.
3.	Escrowed Cash
Escrowed cash, restricted as to use, as of December 31, is comprised of the following:

	2009	2008

Rental pool unit owner deposits for maintenance reserve fund held in a bank account which bears an interest rate of 1.48%	$761,829	$104,601
Security deposits held on long-term rentals	15,900	17,200

	$777,729	$121,801

4.	Property, Buildings and Equipment, Net
Property, buildings and equipment as of December 31, consist of the following:

	Estimated
	Useful
	Lives	2009	2008

Land and land improvements		$6,802,067	$6,809,179
Buildings and recreational facilities	10–40	29,702,374	29,475,098
Machinery and equipment	5–15	17,332,183	16,967,184
Construction in progress		194,960	350,737

		54,031,584	53,602,198
Accumulated depreciation		(30,583,064)	(28,858,461)

		$23,448,520	$24,743,737

Substantially all property, buildings and equipment are mortgaged, pledged or otherwise subject to lien under a loan agreement (Note 6).

Saddlebrook Resorts, Inc.
Notes to Financial Statements
December 31, 2009 and 2008
Depreciation expense amounted to approximately $2,037,000, $2,110,000 and $1,985,000, for the years ended December 31, 2009, 2008 and 2007, respectively.
The Company leased equipment under an agreement which is classified as a capital lease obligation. The equipment and obligation related to the lease are recorded at the present value of the minimum lease payments. During 2009, the Company acquired approximately $371,000 of assets through a capital lease obligation. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets. Total depreciation expense and accumulated depreciation on the assets under the leases was approximately $43,500 for the year ended December 31, 2009.
In August 2009, the Company recorded a gain of approximately $404,000 in connection with the transfer of a strip of land at the entrance to the resort property to the county in connection with a planned road widening project by the county. It is anticipated that the total settlement will be approximately $607,000, which includes proceeds for the land, land improvements and net damages and /or cost to cure such damages. Approximately $348,000 of the settlement has been received by the Company. The remaining $259,000 has been recorded in trade accounts receivable in the accompanying 2009 balance sheet.
5.	Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities as of December 31 consist of the following:

	2009	2008

Accrued payroll and related expenses	$622,898	$740,080
Accrued insurance	689,794	1,056,732
Other accrued expenses and liabilities	310,199	248,972

	$1,622,891	$2,045,784

6.	Long-term Debt and Capital Lease Obligation
Long-term debt at December 31 consists of the following:

	2009	2008

Note payable to lender, 5 year term (maturity date of March 12, 2014), interest rate at 2.5% over the one month LIBOR index, monthly principal and interest payments, collateralized by all current and subsequently acquired real and personal property	$9,805,000	$8,666,650
Less: Current portion	(1,060,000)	(1,361,667)

	$8,745,000	$7,304,983

Saddlebrook Resorts, Inc.
Notes to Financial Statements
December 31, 2009 and 2008
On March 12, 2009, the Company refinanced $10,600,000 (the remaining principal balance of a term note along with the outstanding balance of a line of credit facility). The new term note is due March 12, 2014, and requires monthly principal payments of $88,333, together with monthly payment of all accrued interest. The term note bears interest at 2.5% over the one month LIBOR index. The rate at December 31, 2009 was 2.74%. The note is collateralized by all current and subsequently acquired real and personal property. The Company has the ability to obtain an additional $2,500,000 under a line of credit facility from the same lender subject to meeting certain financial covenants on an annual basis. The line of credit expires in March 2011. At December 31, 2009, the Company has no borrowings on the line of credit.
Future maturities of long-term debt as of December 31, 2009 were as follows;

2010	$1,060,000
2011	1,060,000
2012	1,060,000
2013	1,060,000
2014	5,565,000

$9,805,000

On February 11, 2009, the Company entered into a capital lease obligation for the purchase of equipment and vehicles in the amount of $370,542. The Capital lease is secured by the equipment and vehicles purchased, matures in January 2013 and requires monthly payments of $8,574, including interest at 5.24%.
Future minimum payments under the capital lease obligation at December 31, 2009 were as follows;

Years ending December 31,
2010	$102,892
2011	102,892
2012	102,892
2013	8,537

317,213
Less amount representing interest	(24,868)

$292,345

Saddlebrook Resorts, Inc.
Notes to Financial Statements
December 31, 2009 and 2008
7.	Resort Revenues and Operating Costs of Resort
Resort revenues and operating costs of resort are comprised of the following:

	Year Ended December 31,
	2009	2008	2007

Resort Revenues
Room revenue subject to rental pool agreement	$7,088,595	$13,496,999	$12,259,889
Food and beverage	8,256,144	15,549,305	15,117,109
Resort facilities and other	11,411,403	16,719,604	16,238,919

	$26,756,142	$45,765,908	$43,615,917

Operating Costs of Resort
Distribution to rental pool participants	$2,823,848	$5,346,747	$4,909,148
Food and beverage	7,791,128	13,724,644	12,897,162
Resort facilities and other	10,908,038	14,614,815	15,407,847

	$21,523,014	$33,686,206	$33,214,157

8.	Related Party Transactions
Amounts due from related parties as of December 31, are comprised of the following:

	2009	2008

Saddlebrook Resort Condominium Association, Inc.	$89,110	$133,162
Saddlebrook Holdings, Inc.	3,290,913	—
Dempsey and Daughters, Inc.	141,954	159,292
Dempsey Resort Management, Inc.	9,665	30,062
Saddlebrook Properties LLC	4,061	3,908
Saddlebrook Realty, Inc.	64,579	8,429
Saddlebrook Investments, Inc.	4,750	—
Saddlebrook International Tennis, Inc.	—	3,262,885
Other	5,185	15,009

	3,610,217	3,612,747

Less reclassification of due from SHI to a reduction of shareholder’s equity	(2,290,913)	—

	$1,319,304	$3,612,747

There were no amounts due to related parties as of December 31, 2009 and 2008.
The Company currently funds expenditures for Saddlebrook Holdings, Inc. (“SHI”), the Company’s parent company. SHI’s expenditures include dividends to its shareholders, which are primarily income taxes related to the operations of SHI and its subsidiaries. During the year ended December 31, 2009, the Company continued to make advances on behalf of SHI; however, during 2009, the Company became uncertain when the due from SHI will be repaid. Subsequent to year ending December 31, 2009, SHI made repayment in the amount of $1,000,000. Until such time as definitive repayment terms of the remaining due from SHI are established and collectability of the due from SHI can be assessed, the Company has reclassified due from related parties in the amount of $2,290,913 as a component of shareholder’s equity in the accompanying 2009 balance sheet.
Saddlebrook International Tennis, Inc. (“SIT”) operates a tennis training facility and preparatory school at the resort. SIT is solely owned by SHI. SIT owns 10 condominium units at the Resort, two of which participate in the Rental Pool Operation. The Company received revenue from SIT for services provided to SIT and its guests, which amounted to approximately $1,046,000, $1,203,000 and $1,552,000, for the years ended December 31, 2009, 2008 and 2007, respectively. In addition, the Company was reimbursed for actual expenses and other costs incurred on behalf of SIT.

Saddlebrook Resorts, Inc.
Notes to Financial Statements
December 31, 2009 and 2008
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
The Company performs certain accounting and property management activities on behalf of the Saddlebrook Resort Condominium Association (the “Association”) and is reimbursed for expenses paid on behalf of the Association. Expenses paid on behalf of and services provided to the Association amounted to approximately $1,266,000, $1,281,000 and $1,650,000, for the years ended December 31, 2009, 2008 and 2007, respectively.
Other related party receivables and payables consist of transactions with several other entities, along with receivables from employees for resort charges and travel advances.
9.	Commitments and Contingencies
The Company is involved in litigation in the ordinary course of business. In the opinion of management, these matters are adequately covered by insurance or indemnification from other third parties and/or the effect, if any, of these claims is not material to the reported financial condition or results of operations of the Company as of December 31, 2009.
The Company also leases equipment under operating leases. Some of the leases contain annual renewal options after the initial lease term. Lease expense amounted to $82,000, $106,000 and $209,000 for the years ended December 31, 2009, 2008 and 2007, respectively.
Future minimum lease payments under non-cancelable operating leases with initial lease terms in excess of one year are as follows:

2010	$66,000

Saddlebrook Resorts, Inc.
Notes to Financial Statements
December 31, 2009 and 2008
10.	Investment in Stock
In 1993, the Company invested in and formed a captive insurance company, Resort Hotel Insurance Company (RHIC), with other resorts participating in Resort Hotel Association (RHA), an insurance risk purchasing group. The Company retains an equity interest in and pays insurance premiums to RHIC. The Company’s ownership is less than 10% and all amounts contributed as capital ($132,866 as of December 31, 2009) and the increase in equity cumulative to date ($214,499 as of December 31, 2009) are recorded as a component of prepaid expenses and other assets. Any change in equity is reflected as a component of other income in the Statements of Operations. The Company’s investment approximates the proportionate net book value of the insurance company at December 31, 2009. The Company’s stock in RHIC is restricted and may not be sold in the open market. The Company may withdraw from RHA annually at the renewal date of any of its property or casualty policies.
11.	Insurance Claim
On August 12, 2007, the Company experienced damage to electrical facilities and the fire alarm system, which also resulted in the need to replace and upgrade the fire alarm system for the condominium units which are governed by Saddlebrook Resorts Condominium Association, Inc., (the “Association”). The Company and the Association filed an insurance claim. As of December 31, 2009, the Company and the Association together had incurred approximately $922,000 in cost for the repair of the damaged electrical facilities and fire alarm systems. Total reimbursement from the insurance company, adjusted by the $100,000 insurance deducible and some minor expenses not covered by the insurance policy amounted to $802,000. The Company’s share of the insurance proceeds, net of expenses not related to the replacement of the facilities and the alarm system, is recorded in other income in the accompanying 2009, 2008 and 2007 statements of operations.

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM
To the Board of Directors of Saddlebrook
Resorts, Inc., as Operators under the Saddlebrook
Rental Pool and Agency Appointment Agreement
We have audited the accompanying balance sheets of Saddlebrook Rental Pool Operation (funds created for participants who have entered into a rental pool agreement as explained in Note 1) as of December 31, 2009 and 2008 and the related statements of operations and changes in participants’ fund balance for the years ended December 31, 2009, 2008 and 2007. These financial statements are the responsibility of the rental pool operator’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such financial statements present fairly, in all material respects, the financial position of Saddlebrook Rental Pool Operation as of December 31, 2009 and 2008 and the results of their operations and changes in participants’ fund balance for the years ended December 31, 2009, 2008 and 2007, in conformity with accounting principles generally accepted in the United States of America.
/s/ Cherry, Bekaert & Holland, L.L.P.
March 31, 2010

Saddlebrook Rental Pool Operation
Balance Sheets
December 31, 2009 and 2008

	2009	2008
Distribution Fund
Assets
Receivable from Saddlebrook Resorts, Inc.	$544,090	$674,147

Liabilities and Participants’ Fund Balance
Due to participants for rental pool distribution	$456,994	$568,641
Due to maintenance escrow fund	87,096	105,506

	$544,090	$674,147

Maintenance Escrow Fund
Assets
Cash in bank	$761,829	$503,806
Receivables
Distribution fund	87,096	105,506
Interest	—	762
Prepaid expenses and other assets	7,816	2,301
Furniture inventory	60,174	—

	$916,915	$612,375

Liabilities and Participants’ Fund Balance
Due to Saddlebrook Resorts, Inc.	$112,455	$56,695
Participants’ fund balance	804,460	555,680

	$916,915	$612,375

The accompanying notes are an integral part of these financial statements.

Saddlebrook Rental Pool Operation
Statements of Operations
Years Ended December 31, 2009, 2008 and 2007

	2009	2008	2007

Distribution Fund
Rental pool revenues	$7,088,595	$13,496,999	$12,259,889

Deductions
Marketing fee	531,645	1,012,275	919,491
Management fee	886,074	1,687,125	1,532,487
Travel agent commissions	243,082	624,878	451,747
Credit card expense	156,106	263,283	231,588

	1,816,907	3,587,561	3,135,313

Net rental income	5,271,688	9,909,438	9,124,576
Operator share of net rental income	(2,372,260)	(4,459,247)	(4,106,058)
Other revenues (expenses)
Complimentary room revenues	43,845	62,287	73,453
Minor repairs and replacements	(119,425)	(165,731)	(182,823)

Amounts available for distribution to participants and maintenance escrow fund	$2,823,848	$5,346,747	$4,909,148

The accompanying notes are an integral part of these financial statements.

Saddlebrook Rental Pool Operation
Statements of Changes in Participants’ Fund Balance
Years Ended December 31, 2009, 2008 and 2007

	2009	2008	2007

Distribution Fund
Balances, beginning of year	$—	$—	$—
Additions
Amounts available for distribution	2,823,848	5,346,747	4,909,148
Reductions
Amounts withheld for maintenance escrow fund	(451,588)	(887,500)	(803,090)
Amounts accrued or paid to participants	(2,372,260)	(4,459,247)	(4,106,058)

Balances, end of year	$—	$—	$—

Maintenance Escrow Fund
Balances, beginning of year	$555,680	$981,674	$769,905
Additions
Amount withheld from distribution fund	451,588	887,500	803,090
Unit owner payments	50,951	317,676	16,411
Interest earned	4,727	12,111	27,401
Reductions
Unit renovations	(141,889)	(1,057,552)	(163,798)
Refunds of excess amounts in escrow accounts	(11,631)	(40,131)	(48,416)
Maintenance charges	(72,197)	(342,410)	(304,754)
Linen amortization	(32,769)	(203,188)	(118,165)

Balances, end of year	$804,460	$555,680	$981,674

The accompanying notes are an integral part of these financial statements.

Saddlebrook Rental Pool Operation
Notes to Financial Statements
December 31, 2009 and 2008
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