Form 10-Q
period 2010-03-31
SADDLEBROOK RESORTS INC
filed 2010-05-14
CIK 313151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
Registrant has 100,000 shares of common stock outstanding, all of which are held by an affiliate of the Registrant.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
SADDLEBROOK RESORTS, INC.
BALANCE SHEETS

	March 31,
	2010	December 31,
	(Unaudited)	2009
Assets
Current assets:
Cash and cash equivalents	$2,828,140	$1,044,573
Escrowed cash	717,615	777,729
Accounts receivable, net	3,049,508	1,872,364
Due from related parties	285,533	1,319,304
Inventory and supplies	1,564,577	1,566,950
Prepaid expenses and other assets	708,040	704,088

Total current assets	9,153,413	7,285,008
Property, buildings and equipment, net	23,008,334	23,448,520
Deferred charges, net	44,688	47,482

Total assets	$32,206,435	$30,781,010

Liabilities and Shareholder’s Equity
Current liabilities:
Current portion of long-term debt	$1,060,000	$1,060,000
Current portion of capital lease obligation	90,874	89,697
Escrowed deposits	717,615	777,729
Accounts payable	559,824	687,585
Accrued rental distribution	1,157,694	544,090
Accrued expenses and other liabilities	2,028,932	1,622,891
Current portion of deferred income	914,899	852,864
Guest deposits	1,020,989	1,266,157
Due to related parties	478,283	—

Total current liabilities	8,029,110	6,901,013
Long-term debt	8,480,000	8,745,000
Long-term capital lease obligation	179,484	202,648
Deferred income	1,361,546	1,371,871
Other liabilities	149,000	149,000

Total liabilities	18,199,140	17,369,532

Shareholder’s equity:
Common stock, $1.00 par value, 100,000 shares authorized and outstanding	100,000	100,000
Additional paid-in capital	1,013,127	1,013,127
Retained earnings	15,411,351	14,589,264
Due from related parties	(2,517,183)	(2,290,913)

Total shareholder’s equity	14,007,295	13,411,478

Total liabilities and shareholder’s equity	$32,206,435	$30,781,010

The accompanying Notes to Financial Statements are
an integral part of these financial statements.

SADDLEBROOK RESORTS, INC.
STATEMENTS OF OPERATIONS
AND ACCUMULATED EARNINGS
(Unaudited)

	Three months ended
	March 31,
	2010	2009
Resort revenues	$9,065,890	$9,762,424

Costs and expenses:
Operating costs	6,553,407	6,808,673
Sales and marketing	404,309	470,502
General and administrative	723,062	810,127
Depreciation	495,587	531,238

Total costs and expenses	8,176,365	8,620,540

Net operating income before other expenses and (income)	889,525	1,141,884

Other expenses and (income):
Interest income	(203)	(5,467)
Other income	(6,867)	(7,012)
Interest expense	74,508	110,057

Total other expenses and (income)	67,438	97,578

Net income	822,087	1,044,306

Accumulated earnings at beginning of period	14,589,264	15,603,595

Accumulated earnings at end of period	$15,411,351	$16,647,901

The accompanying Notes to Financial Statements are
an integral part of these financial statements.

SADDLEBROOK RESORTS, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended
	March 31,
	2010	2009
Operating activities:
Net income	$822,087	$1,044,306
Non-cash items included in net income:
Depreciation	495,587	531,238
Amortization of debt financing costs	2,794	35,669
Gain on the sale of assets	—	(593)
Decrease (increase) in:
Accounts receivable	(1,177,144)	(964,077)
Inventory and supplies	2,373	95,814
Prepaid expenses and other assets	(3,952)	63,851
Increase (decrease) in:
Accounts payable	(127,761)	(216,446)
Guest deposits	(245,168)	(1,113,266)
Accrued expenses and other liabilities	1,019,645	723,336
Deferred income	51,710	24,608

Cash flow provided by operating activities	840,171	224,440

Investing activities:
Capital expenditures	(55,401)	(176,039)
Proceeds from the sale of property and equipment	—	94,900

Cash flow used in investing activities	(55,401)	(81,139)

Financing activities:
Payments on notes payable	(265,000)	(566,650)
Payments on capital lease obligations	(21,987)	(13,940)
Debt cost to be amortized	—	(55,895)
Net payments from related parties	1,285,784	126,227

Cash flow provided by (used in) financing activities	998,797	(510,258)

Net increase (decrease) in cash	1,783,567	(366,957)
Cash at beginning of period	1,044,573	3,752,278

Cash at end of period	$2,828,140	$3,385,322

Supplemental disclosure of cash flow information:
Cash paid for interest	$75,481	$49,858

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
The Company’s accompanying balance sheet for March 31, 2010, and its statements of operations and accumulated earnings and cash flows for the periods ended March 31, 2010 and 2009, are unaudited but reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature.
The Company’s business is seasonal. Therefore, the results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the full fiscal year.
These financial statements and related notes are presented for interim periods in accordance with the requirements of Form 10-Q and, consequently, do not include all disclosures normally provided in the Company’s Annual Report on Form 10-K. Accordingly, these financial statements and related notes should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
Note 2. Accounts Receivable

	March 31,
	2010	December 31,
	(Unaudited)	2009
Trade accounts receivable	$3,104,675	$1,927,591
Less reserve for bad debts	(55,167)	(55,227)

	$3,049,508	$1,872,364

Note 3. Property, Buildings and Equipment

	March 31,
	2010	December 31,
	(Unaudited)	2009
Land and land improvements	$6,802,067	$6,802,067
Buildings and recreational facilities	29,702,374	29,702,374
Machinery and equipment	17,387,084	17,332,183
Construction in progress	195,460	194,960

	54,086,985	54,031,584
Less accumulated depreciation	(31,078,651)	(30,583,064)

	$23,008,334	$23,448,520

The Company’s property, buildings and equipment are pledged as security for its debt (see Note 5).
Note 4. Deferred Charges

	March 31,
	2010	December 31,
	(Unaudited)	2009
Debt issue costs	$55,895	$55,895
Less accumulated amortization	(11,207)	(8,413)

	$44,688	$47,482

Note 5. Notes Payable and Capital Lease Obligation
The term note is due March 12, 2014, and requires monthly principal payments of $88,333, plus monthly payments of all accrued interest. The term note bears interest at 2.5% over the one month LIBOR index. The rate as of March 31, 2010 was 2.73%. The note is collateralized by all current and subsequently acquired real and personal property. At March 31, 2010, the outstanding balance on this term note was $9,540,000.
The Company has the ability to obtain an additional $2,500,000 under a line of credit facility from the same lender, with the same rate of interest, subject to meeting certain financial covenants on an annual basis. The line of credit expires in March 2011. At March 31, 2010, the Company has no borrowings on the line of credit.
On February 11, 2009, the Company entered into a capital lease for the purchase of vehicles in the amount of $370,542. The capital lease is secured by the vehicles purchased, matures in January 2013 and requires monthly payments of $8,574, including interest at 5.24%.
Note 6. Related Party Receivables and Payables
Related party receivables and payables at March 31, 2010 and December 31, 2009 are the result of net intercompany transactions and cash transfers between the Company and its shareholder and affiliated companies. Related party receivables and payables are unsecured and non-interest bearing.
The Company currently funds expenditures for its parent company, Saddlebrook Holdings, Inc. (“SHI”). SHI’s expenditures include dividends to its shareholders, which are primarily income taxes related to the operations of SHI and its subsidiaries. Until such time as definitive repayment terms are established and collectability of the amounts due can be assessed, the Company has reclassified the amounts due from SHI as a component of shareholders’s equity in the accompanying balance sheet.
Note 7. Income Taxes
The Company is currently a member of a Qualified Subchapter S Subsidiary Group. Accordingly, no income tax expense was reflected in the Company’s operating results as the tax is assessed to the shareholders of its parent company.

SADDLEBROOK RENTAL POOL OPERATION
BALANCE SHEETS
DISTRIBUTION FUND

	March 31,
	2010	December 31,
	(Unaudited)	2009
Assets
Receivable from Saddlebrook Resorts, Inc.	$1,157,694	$544,090

Liabilities and Participants’ Fund Balance
Due to participants for rental pool distribution	$970,170	$456,994
Due to maintenance escrow fund	187,524	87,096

	$1,157,694	$544,090

MAINTENANCE ESCROW FUND

	March 31,
	2010	December 31,
	(Unaudited)	2009
Assets
Cash and cash equivalents	$698,815	$761,829
Receivables:
Distribution fund	187,524	87,096
Prepaid expenses and other assets	5,811	7,816
Furniture Inventory	60,879	60,174

	$953,029	$916,915

Liabilities and Participants’ Fund Balance
Accounts payable	$79,478	$112,455
Participants’ fund balance	873,551	804,460

	$953,029	$916,915

SADDLEBROOK RENTAL POOL OPERATION
STATEMENTS OF OPERATIONS
(Unaudited)
DISTRIBUTION FUND

	Three months ended
	March 31,
	2010	2009

Rental pool revenue	$2,888,952	$3,229,115

Deductions:
Marketing fee	216,671	242,184
Management fee	361,119	403,639
Travel agent commissions	93,368	131,570
Credit card expense	61,860	64,035

	733,018	841,428

Net rental income	2,155,934	2,387,687
Less operator share of net rental income	(970,170)	(1,074,459)
Other revenues (expenses):
Complimentary room revenues	6,161	11,794
Minor repairs and replacements	(34,231)	(28,640)

Amount available for distribution	$1,157,694	$1,296,382

SADDLEBROOK RENTAL POOL OPERATION
STATEMENTS OF CHANGES IN PARTICIPANTS’ FUND BALANCES
(Unaudited)
DISTRIBUTION FUND

	Three months ended
	March 31,
	2010	2009
Balance at beginning of period	$—	$—

Additions:
Amount available for distribution	1,157,694	1,296,382

Reductions:
Amount withheld for maintenance escrow fund	(187,524)	(221,923)
Amount accrued or paid to participants	(970,170)	(1,074,459)

Balance at end of period	$—	$—

MAINTENANCE ESCROW FUND

	Three months ended
	March 31,
	2010	2009
Balance at beginning of period	$804,460	$555,680

Additions:
Amount withheld from distribution fund	187,524	221,923
Unit owner payments	7,292	9,823
Interest earned	1,115	579

Reductions:
Escrow account refunds	(20,375)	(1,706)
Maintenance charges	(68,112)	(72,974)
Unit renovations	10	16,119
Linen replacement	(38,363)	(9,953)

Balance at end of period	$873,551	$719,491

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
Impact of Current Economic Conditions
The Company believes that the reduced occupancy rates continue as a result of the current state of the United States’ economy, and the fact that businesses have altered their spending patterns in response. This has resulted in fewer group (corporate) bookings.
In response to this trend, although overall marketing expenses have decreased, the Company has increased its marketing efforts toward the social clientele by developing packages designed to target more social guests, including families. These social packages are promoted through the Company’s website as well as through travel wholesalers and with emphasis on e-commerce sites.
Liquidity and Capital Resources
Future operating costs and planned expenditures for minor capital additions and improvements are expected to be adequately funded by the Company’s and its affiliates’ current cash reserves and cash generated by resort operations. The Company’s debt agreement allows for the Company to borrow an additional $2,500,000 under a line of credit facility maturing in March 2011, provided the Company is in compliance with certain financial covenants. The Company’s term note obtained from a third-party lender bears interest at 2.5% over the one month LIBOR index (2.73% at March 31, 2010) and matures in March 2014.

Results of Operations
First quarter 2010 compared to first quarter 2009
The Company’s total revenues for the three months ended March 31, 2010 decreased approximately $697,000, about 7%, from the same period in the prior year. Rental Pool revenues decreased $340,000, or about 11% from the comparable period last year. While the group (corporate) occupied room nights were down slightly, the Company did experience a significant increase in social bookings resulting in an overall increase of about 14% in occupied room nights over the comparable period in the prior year. This increase in occupied nights was negatively offset, however, by a decrease of 20% in the average room rate.
The decrease of $444,000 in operating costs and expenses for the Company is consistent with the decreases in revenues. The $108,000 decrease in operating costs and expenses for the Rental Pool Operation is directly related to the decreases in revenues.
Net Income for the Company decreased $222,000 from the comparable period last year. Amounts available for distribution for the Rental Pool Operation decreased $139,000 from the first quarter of 2009.
Seasonality
The Company’s operations are seasonal with the highest volume of revenue generally occurring in the first quarter of each calendar year.
Due to the seasonal business of the Company, the results of operations for the interim period shown in this report are not necessarily indicative of results to be expected for the full fiscal year.
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

Item 4T. Controls and Procedures
The Company’s management, including the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures as of March 31, 2010, pursuant to Exchange Act Rule 15d-15. Based upon that evaluation, the Company’s Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2010 in timely alerting them to material information required to be included in the Company’s periodic SEC filings.
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
There were no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2010 that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.
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

SADDLEBROOK RESORTS, INC. (Registrant)

Date: May 14, 2010	/s/ Donald L. Allen Donald L. Allen
Vice President and Treasurer
(Principal Financial and
Accounting Officer)