Form 10-Q
period 2010-06-30
SADDLEBROOK RESORTS INC
filed 2010-08-13
CIK 313151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company:

Large accelerated filer ☐	Accelerated Filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
Registrant has 100,000 shares of common stock outstanding, all of which are held by an affiliate of the Registrant.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
SADDLEBROOK RESORTS, INC.
BALANCE SHEETS

	June 30,
	2010	December 31,
	(Unaudited)	2009
Assets
Current assets:
Cash and cash equivalents	$1,990,038	$1,044,573
Escrowed cash	790,777	777,729
Accounts receivable, net	2,306,943	1,872,364
Due from related parties	214,431	1,319,304
Inventory and supplies	1,605,070	1,566,950
Prepaid expenses and other current assets	836,764	704,088

Total current assets	7,744,023	7,285,008
Property, buildings and equipment, net	22,576,475	23,448,520
Deferred charges, net	41,895	47,482

Total assets	$30,362,393	$30,781,010

Liabilities and Shareholder’s Equity
Current liabilities:
Current portion of long-term debt	$1,060,000	$1,060,000
Current portion of capital lease obligation	92,070	89,697
Escrowed deposits	790,777	777,729
Accounts payable	559,779	687,585
Accrued rental distribution	759,244	544,090
Accrued expenses and other liabilities	2,388,052	1,622,891
Current portion of deferred income	875,329	852,864
Guest deposits	798,579	1,266,157
Due to related parties	137,916	—

Total current liabilities	7,461,746	6,901,013
Long-term debt	8,215,000	8,745,000
Long-term capital lease obligation	156,011	202,648
Deferred income	1,299,072	1,371,871
Other liabilities	149,000	149,000

Total liabilities	17,280,829	17,369,532

Shareholder’s equity:
Common stock, $1.00 par value, 100,000 shares authorized and outstanding	100,000	100,000
Additional paid-in capital	1,013,127	1,013,127
Retained earnings	14,913,996	14,589,264
Due from related parties	(2,945,559)	(2,290,913)

Total shareholder’s equity	13,081,564	13,411,478

	$30,362,393	$30,781,010

The accompanying Notes to Financial Statements are
an integral part of these financial statements

SADDLEBROOK RESORTS, INC.
STATEMENTS OF OPERATIONS
AND ACCUMULATED EARNINGS
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009

Revenues	$7,653,977	$6,986,775	$16,719,868	$16,749,199

Costs and expenses:
Operating costs	6,446,607	5,630,075	13,000,015	12,438,748
Sales and marketing	409,835	389,537	814,144	860,039
General and administrative	743,547	800,313	1,466,609	1,610,440
Depreciation	483,842	506,667	979,429	1,037,905

Total costs and expenses	8,083,831	7,326,592	16,260,197	15,947,132

Net operating (loss) income before other income (expenses)	(429,854)	(339,817)	459,671	802,067

Other income (expenses)
Interest income	1,089	1,176	1,292	6,643
Other income	6,346	167,099	13,213	174,111
Interest expense	(74,936)	(88,772)	(149,444)	(198,829)

Total other (expenses) income	(67,501)	79,503	(134,939)	(18,075)

Net (loss) income	(497,355)	(260,314)	324,732	783,992

Accumulated earnings at beginning of period	15,411,351	16,647,901	14,589,264	15,603,595

Accumulated earnings at end of period	$14,913,996	$16,387,587	$14,913,996	$16,387,587

The accompanying Notes to Financial Statements are
an integral part of these financial statements

SADDLEBROOK RESORTS, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended
	June 30,
	2010	2009
Operating activities:
Net income	$324,732	$783,992
Non-cash items included in net income:
Provision for doubtful accounts	(60)	(759)
Depreciation	979,429	1,037,905
Amortization of debt financing costs	5,587	38,497
Gain on sale of assets	—	(593)
(Increase) decrease in:
Accounts receivable	(434,519)	246,325
Inventory and supplies	(38,120)	229,773
Prepaid expenses and other assets	(132,676)	86,890
(Decrease) increase in:
Accounts payable	(127,806)	(100,184)
Accrued rental distribution	215,154	4,590
Guest deposits	(467,578)	(1,043,393)
Accrued expenses and other liabilities	765,161	243,058
Deferred income	(50,334)	(84,689)

Cash flow provided by operating activities	1,038,970	1,441,412

Investing activities:
Capital expenditures	(107,384)	(254,046)
Proceeds from short term investment maturity	—	175,000
Proceeds from the sale of property and equipment	—	94,900

Cash flow (used in) provided by investing activities	(107,384)	15,854

Financing activities:
Payments on long-term debt	(530,000)	(831,650)
Payments on capital lease obligations	(44,264)	(35,079)
Debt cost to be amortized	—	(55,895)
Net collections from (advances to) related parties	588,143	(172,146)

Cash flow provided by (used in) financing activities	13,879	(1,094,770)

Net increase in cash	945,465	362,496
Cash at beginning of period	1,044,573	3,752,278

Cash at end of period	$1,990,038	$4,114,774

Supplemental disclosure of cash flow information:
Cash paid for interest	$150,515	$144,556

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
The Company’s accompanying balance sheet for June 30, 2010, and its statements of operations and accumulated earnings and cash flows for the periods ended June 30, 2010 and 2009, are unaudited but reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature.
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
Note 2. Accounts Receivable

	June 30,
	2010	December 31,
	(Unaudited)	2009
Trade accounts receivable	$2,362,110	$1,927,591
Less allowance for bad debts	(55,167)	(55,227)

	$2,306,943	$1,872,364

Note 3. Property, Buildings and Equipment

	June 30,
	2010	December 31,
	(Unaudited)	2009
Land and land improvements	$6,802,067	$6,802,067
Buildings and recreational facilities	29,723,896	29,702,374
Machinery and equipment	17,404,001	17,332,183
Construction in progress	209,004	194,960

	54,138,968	54,031,584
Less accumulated depreciation	(31,562,493)	(30,583,064)

	$22,576,475	$23,448,520

The Company’s property, buildings and equipment are pledged as security for its debt (see Note 5).
Note 4. Deferred Charges

	June 30,
	2010	December 31,
	(Unaudited)	2009
Debt issue costs	$55,895	$55,895
Less accumulated amortization	(14,000)	(8,413)

	$41,895	$47,482

Note 5. Long-term debt and Capital Lease Obligation
Long-term debt is a bank note payable and is due March 12, 2014, and requires monthly principal payments of $88,333, plus monthly payments of all accrued interest. The term note bears interest at 2.5% over the one month LIBOR index. The rate as of June 30, 2010 was 2.85%. The note is collateralized by all current and subsequently acquired real and personal property. At June 30, 2010, the outstanding balance on this term note was $9,275,000.
The Company has the ability to obtain an additional $2,500,000 under a line of credit facility from the same lender, with the same rate of interest, subject to meeting certain financial covenants on an annual basis. The line of credit expires in March 2011. At June 30, 2010, the Company has no borrowings on the line of credit.
On February 11, 2009, the Company entered into a capital lease for the purchase of vehicles in the amount of $370,542. The capital lease is secured by the vehicles purchased, matures in January 2013 and requires monthly payments of $8,574, including interest at 5.24%.
Note 6. Related Party Receivables
Related party receivables and payables at June 30, 2010 and December 31, 2009 are the result of net intercompany transactions and cash transfers between the Company and its shareholder and affiliated companies. Related party receivables and payables are unsecured and non-interest bearing.
The Company currently funds expenditures for its parent company, Saddlebrook Holdings, Inc. (“SHI”). SHI’s expenditures include dividends to its shareholders, which are primarily income taxes related to the operations of SHI and its subsidiaries. Until such time as definitive repayment terms are established and collectability of the amounts due can be assessed, the Company has reclassified the amounts due from SHI as a component of shareholders’s equity in the accompanying balance sheets.
Note 7. Income Taxes
The Company is currently a member of a Qualified Subchapter S Subsidiary Group. Accordingly, no income tax expense was reflected in the Company’s operating results as the tax is assessed to the shareholders of its parent company.

SADDLEBROOK RENTAL POOL OPERATION
BALANCE SHEETS

DISTRIBUTION FUND

	June 30,
	2010	December 31,
	(Unaudited)	2009
Assets
Receivable from Saddlebrook Resorts, Inc.	$759,244	$544,090

Liabilities and Participants’ Fund Balance
Due to participants for rental pool distribution	$653,931	$456,994
Due to maintenance escrow fund	105,313	87,096

	$759,244	$544,090

MAINTENANCE ESCROW FUND

	June 30,
	2010	December 31,
	(Unaudited)	2009
Assets
Cash and cash equivalents	$774,477	$761,829
Receivable from Distribution Fund	105,313	87,096
Furniture Inventory	60,775	60,174
Prepaid expenses and other assets	8,475	7,816

	$949,040	$916,915

Liabilities and Participants’ Fund Balance
Accounts payable	$63,956	$112,455
Participants’ fund balance	885,084	804,460

	$949,040	$916,915

SADDLEBROOK RENTAL POOL OPERATION
STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009

Rental pool revenues	$1,947,069	$1,688,626	$4,836,021	$4,917,741

Deductions:
Marketing fee	146,030	126,647	362,701	368,831
Management fee	243,384	211,078	604,503	614,717
Travel agent commissions	57,958	42,659	151,326	174,229
Credit card expense	46,518	47,213	108,378	111,248

	493,890	427,597	1,226,908	1,269,025

Net rental income	1,453,179	1,261,029	3,609,113	3,648,716
Less operator share of net rental income	(653,931)	(567,463)	(1,624,101)	(1,641,922)
Other revenues (expenses):
Complimentary room revenues	6,207	12,587	12,368	24,381
Minor repairs and replacements	(46,211)	(27,416)	(80,442)	(56,056)

Amount available for distribution	$759,244	$678,737	$1,916,938	$1,975,119

SADDLEBROOK RENTAL POOL OPERATION
STATEMENTS OF CHANGES IN PARTICIPANTS’ FUND BALANCES
(Unaudited)
DISTRIBUTION FUND

	Six months ended
	June 30,
	2010	2009
Balance at beginning of period	$—	$—

Additions:
Amount available for distribution	1,916,938	1,975,119

Reductions:
Amount withheld for maintenance escrow fund	(292,837)	(333,197)
Amount accrued or paid to participants	(1,624,101)	(1,641,922)

Balance at end of period	$—	$—

MAINTENANCE ESCROW FUND

	Six months ended
	June 30,
	2010	2009
Balance at beginning of period	$804,460	555,680

Additions:
Amount withheld from distribution fund	292,837	333,197
Unit owner payments	14,015	21,143
Interest earned	2,165	1,211

Reductions:
Escrow account refunds	(25,555)	(2,901)
Maintenance charges	(142,435)	15,758
Unit renovations	—	(131,916)
Linen replacement	(60,403)	(14,410)

Balance at end of period	$885,084	$777,762

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Critical Accounting Policies
The Company’s critical accounting policies are those that require significant judgment. There have been no material changes to the critical accounting policies previously reported in our 2009 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2010.
Results of Operations
Second quarter 2010 compared to second quarter 2009
The Company’s total revenues increased approximately $667,000, or about 10%, for the three months ended June 30, 2010 compared to the same period in the prior year. This increase is directly related to a 34% increase in occupancy over the prior period. Total revenues for the Rental Pool increased approximately $258,000, or about 15%. These changes are directly related to the increase in occupancy, and partially offset by a decrease of approximately 7% in the average room rate.
Total costs and expenses increased $757,000, or about 10%, for the Company, and $66,000 for the Rental Pool Operation.
The Company experienced a net loss for the quarter of approximately $497,000. Amounts available for distribution for the Rental Pool Operation increased $81,000 from the comparable period last year.
On August 12, 2007 the Company experienced lightning damage that impacted the fire alarm, electrical and HVAC systems. The damage to the fire alarm system not only affected the Company’s property but also resulted in the need to replace and upgrade the fire alarm system for the condominium units which are governed by Saddlebrook Resorts Condominium Association, Inc. (the “Association”). This event resulted in the filing of an insurance claim for a total of $901,000 in damages, to be reduced by a $100,000 deductible. As of this filing, the Company and the Association have received a total of $801,000 in settlement on this claim. The Association received approximately $271,000 of such amount. The Company received approximately $150,000 in the fourth quarter of 2007, approximately $215,000 in the third quarter of 2008, and the remaining $165,000 in the second quarter of 2009. Such amounts, net of non-capital expenses have been recorded as a component of Other Income for the Company in such quarters.

First six months 2010 compared to first six months 2009
The Company’s total revenues decreased approximately $29,000, less than 1%, for the six months ended June 30, 2010 compared to the same period in the prior year. Although occupancy for the current period has increased over the prior period, this increase is partially offset by a decrease of approximately 17% in the average room rate during the same period. The total revenues for the Rental Pool decreased approximately $82,000, or about 2%.
Total costs and expenses for the Company increased approximately $313,000 or 2%. Total costs and expenses for the Rental Pool Operation decreased by about $42,000.
Net income for the Company decreased $459,000 over the comparable period last year. Amounts available for distribution for the Rental Pool Operation decreased $58,000 over the same period in the prior year.
Impact of Current Economic Conditions
Occupancy rates, while increased during the current period when compared to the same period in the prior year, are still reduced when compared to historical periods. The Company believes this trend has continued as a result of the current state of the United States’ economy, and the fact that businesses have altered their spending patterns in response. While we did experience some increase in group (corporate) bookings, the average room rate continues to decline.
In response to this trend, although overall marketing expenses have decreased, the Company has increased its marketing efforts toward the social clientele by developing packages designed to target more social guests, including families. These social packages are promoted through the Company’s website as well as through travel wholesalers and with emphasis on e-commerce sites.
Liquidity and Capital Resources
Future operating costs and planned expenditures for minor capital additions and improvements are expected to be adequately funded by the Company’s and its affiliates’ current cash reserves and cash generated by Resort operations. The Company’s debt agreement allows for the Company to borrow an additional $2,500,000 under a line of credit facility maturing in March 2011, provided the Company is in compliance with certain annual financial covenants. The Company’s term note obtained from a third-party lender bears interest at 2.5% over the one month LIBOR index (2.85% at June 30, 2010) and matures in March 2014.
Off-Balance Sheet Arrangements
The Company has not entered into any off-balance sheet arrangements as it is not the Company’s business practice to do so.

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
The Company’s invested cash and cash equivalents, including cash escrowed on behalf of the condominium unit owners in the Rental Pool’s Maintenance Escrow Fund, are subject to changes in market interest rates. Otherwise, the Company does not have significant market risk with respect to foreign currency exchanges or other market rates.
The Company’s term note bears interest at 2.5% over the one month LIBOR index and matures on March 12, 2014.

Item 4.T.	Controls and Procedures
The Company’s management, including the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures as of June 30, 2010, pursuant to Exchange Act Rule 15d-15. Based upon that evaluation, the Company’s Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2010 in timely alerting them to material information required to be included in the Company’s periodic SEC filings.
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
There were no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2010 that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

SADDLEBROOK RESORTS, INC. (Registrant)
Date: August 13, 2010	/s/ Donald L. Allen
Donald L. Allen Vice President and Treasurer
(Principal Financial and Accounting Officer)