Form 10-Q
period 2010-09-30
SADDLEBROOK RESORTS INC
filed 2010-11-15
CIK 313151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
SADDLEBROOK RESORTS, INC.
BALANCE SHEETS

	September 30,
	2010	December 31,
	(Unaudited)	2009
Assets
Current assets:
Cash and cash equivalents	$575,061	$1,044,573
Escrowed cash	743,813	777,729
Accounts receivable, net	899,991	1,872,364
Due from related parties	338,959	1,319,304
Inventory and supplies	1,600,553	1,566,950
Prepaid expenses and other current assets	785,093	704,088

Total current assets	4,943,470	7,285,008
Property, buildings and equipment, net	22,155,637	23,448,520
Deferred charges, net	39,102	47,482

Total assets	$27,138,209	$30,781,010

Liabilities and Shareholder’s Equity
Current liabilities:
Current portion of long-term debt	$1,060,000	$1,060,000
Current portion of capital lease obligation	93,283	89,697
Escrowed deposits	743,813	777,729
Accounts payable	476,057	687,585
Accrued rental distribution	252,438	544,090
Accrued expenses and other liabilities	2,242,547	1,622,891
Current portion of deferred income	839,421	852,864
Guest deposits	841,807	1,266,157

Total current liabilities	6,549,366	6,901,013
Long-term debt	7,950,000	8,745,000
Capital lease obligation	132,230	202,648
Deferred income	1,252,209	1,371,871
Other liabilities	149,000	149,000

Total liabilities	16,032,805	17,369,532

Shareholder’s equity:
Common stock, $1.00 par value, 100,000 shares authorized and outstanding	100,000	100,000
Additional paid-in capital	1,013,127	1,013,127
Accumulated earnings	12,723,833	14,589,264
Due from related parties	(2,731,556)	(2,290,913)

Total shareholder’s equity	11,105,404	13,411,478

	$27,138,209	$30,781,010

The accompanying Notes to Financial Statements are
an integral part of these financial statements

SADDLEBROOK RESORTS, INC.
STATEMENTS OF OPERATIONS
AND ACCUMULATED EARNINGS
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009

Revenues	$3,824,289	$4,291,516	$20,544,157	$21,040,715

Costs and expenses:
Operating costs	4,337,760	4,074,870	17,337,775	16,513,618
Sales and marketing	355,452	291,486	1,169,596	1,151,525
General and administrative	763,889	625,988	2,230,498	2,235,021
Net gain on assets sold	—	(404,416)	—	(403,009)
Depreciation	480,614	502,413	1,460,043	1,540,319

Total costs and expenses	5,937,715	5,090,341	22,197,912	21,037,474

Net operating (loss) income before other (income) expenses	(2,113,426)	(798,825)	(1,653,755)	3,241

Other (income) expenses
Interest income	(960)	(1,440)	(2,252)	(8,083)
Other expense (income)	4,234	(15,484)	(8,979)	(189,595)
Interest expense	73,463	83,213	222,907	282,041

Total other (income) expenses	76,737	66,289	211,676	84,363

Net loss	(2,190,163)	(865,114)	(1,865,431)	(81,122)

Accumulated earnings at beginning of period	14,913,996	16,387,587	14,589,264	15,603,595

Accumulated earnings at end of period	$12,723,833	$15,522,473	$12,723,833	$15,522,473

The accompanying Notes to Financial Statements are
an integral part of these financial statements

SADDLEBROOK RESORTS, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended
	September 30,
	2010	2009
Operating activities:
Net loss	$(1,865,431)	$(81,122)
Non-cash items included in net loss:
Provision for doubtful accounts	(14,492)	(759)
Depreciation	1,460,043	1,540,319
Amortization of debt financing costs	8,380	41,290
Gain on sale of assets	—	(403,009)
Decrease (increase) in:
Accounts receivable	986,865	588,464
Inventory and supplies	(33,603)	253,387
Prepaid expenses and other current assets	(81,005)	106,289
(Decrease) increase in:
Accounts payable	(211,528)	(373,811)
Accrued rental distribution	(291,652)	(369,507)
Guest deposits	(424,350)	(1,326,185)
Accrued expenses and other liabilities	619,656	105,344
Deferred income	(133,105)	(224,313)

Cash flow provided by (used in) operating activities	19,778	(143,613)

Investing activities:
Proceeds from sale of property and equipment	—	505,528
Proceeds from maturity of short term investment	—	175,000
Capital expenditures	(167,160)	(281,490)

Cash flow (used in) provided by investing activities	(167,160)	399,038

Financing activities:
Payments on long-term debt	(795,000)	(1,096,649)
Payments on capital lease obligations	(66,832)	(56,500)
Debt costs to be amortized	—	(55,895)
Net repayments from (advances to) related parties	539,702	(130,044)

Cash flow used in financing activities	(322,130)	(1,339,088)

Net decrease in cash	(469,512)	(1,083,663)
Cash at beginning of period	1,044,573	3,752,278

Cash at end of period	$575,061	$2,668,618

Supplemental disclosure of cash flow information:
Cash paid for interest	$216,280	$224,976

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
The Company’s accompanying balance sheet for September 30, 2010, and its statements of operations and accumulated earnings and cash flows for the periods ended September 30, 2010 and 2009, are unaudited but reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature.
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
Note 2. Accounts Receivable

	September 30,
	2010	December 31,
	(Unaudited)	2009
Trade accounts receivable	$940,726	$1,927,591
Less allowance for bad debts	(40,735)	(55,227)

	$899,991	$1,872,364

Note 3. Property, Buildings and Equipment

	September 30,
	2010	December 31,
	(Unaudited)	2009
Land and land improvements	$6,802,067	$6,802,067
Buildings and recreational facilities	29,731,135	29,702,374
Machinery and equipment	17,427,033	17,332,183
Construction in progress	238,510	194,960

	54,198,745	54,031,584
Less accumulated depreciation	(32,043,108)	(30,583,064)

	$22,155,637	$23,448,520

The Company’s property, buildings and equipment are pledged as security for its debt (see Note 5).
Note 4. Deferred Charges

	September 30,
	2010	December 31,
	(Unaudited)	2009
Debt issue costs	$55,895	$55,895
Less accumulated amortization	(16,793)	(8,413)

	$39,102	$47,482

Note 5. Long-term debt and Capital Lease Obligation
Long-term debt is a bank note payable which is due March 12, 2014, and requires monthly principal payments of $88,333, plus monthly payments of all accrued interest. The term note bears interest at 2.5% over the one month LIBOR index. The rate as of September 30, 2010 was 2.76%. The note is collateralized by all current and subsequently acquired real and personal property. At September 30, 2010, the outstanding balance on this term note was $9,010,000.
The Company has the ability to obtain an additional $2,500,000 under a line of credit facility from the same lender, with the same rate of interest, subject to meeting certain financial covenants on an annual basis. The line of credit expires in March 2011. At September 30, 2010, the Company has no borrowings on the line of credit.
On February 11, 2009, the Company entered into a capital lease for the purchase of vehicles in the amount of $370,542. The capital lease is secured by the vehicles purchased, matures in January 2013 and requires monthly payments of $8,574, including interest at 5.24%.
Note 6. Due from Related Parties
Due from related parties at September 30, 2010 and December 31, 2009 are the result of net intercompany transactions and cash transfers between the Company and its shareholder and affiliated companies, which are unsecured and non-interest bearing.
The Company currently funds expenditures for its parent company, Saddlebrook Holdings, Inc. (“SHI”). SHI’s expenditures include dividends to its shareholders, which are primarily for income taxes related to the operations of SHI and its subsidiaries. Until such time as definitive repayment terms are established and collectability of the amounts due can be assessed, the Company has reclassified the amounts due from SHI as a component of shareholders’s equity in the accompanying balance sheets.
Note 7. Income Taxes
The Company is currently a member of a Qualified Subchapter S Subsidiary Group. Accordingly, no income tax expense was reflected in the Company’s operating results as the tax is assessed to the shareholders of its parent company.

SADDLEBROOK RENTAL POOL OPERATION
BALANCE SHEETS
DISTRIBUTION FUND

	September 30,
	2010	December 31,
	(Unaudited)	2009
Assets
Receivable from Saddlebrook Resorts, Inc.	$252,438	$544,090

Liabilities
Due to participants for rental pool distribution	$226,739	$456,994
Due to maintenance escrow fund	25,699	87,096

	252,438	544,090
Participants’ Fund Balance	—	—

	$252,438	$544,090

MAINTENANCE ESCROW FUND

	September 30,
	2010	December 31,
	(Unaudited)	2009
Assets
Cash and cash equivalents	$725,613	$761,829
Receivable from Distribution Fund	25,699	87,096
Furniture Inventory	60,775	60,174
Prepaid expenses and other assets	8,520	7,816

	$820,607	$916,915

Liabilities and Participants’ Fund Balance
Accounts payable	$96,173	$112,455
Participants’ fund balance	724,434	804,460

	$820,607	$916,915

SADDLEBROOK RENTAL POOL OPERATION
STATEMENTS OF OPERATIONS — DISTRIBUTION FUND
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009

Rental pool revenues	$696,591	$818,833	$5,532,612	$5,736,574

Deductions:
Marketing fee	52,244	61,412	414,945	430,243
Management fee	87,074	102,354	691,577	717,071
Travel agent commissions	31,424	29,282	182,750	203,512
Credit card expense	21,984	18,354	130,362	129,602

	192,726	211,402	1,419,634	1,480,428

Net rental income	503,865	607,431	4,112,978	4,256,146
Less operator share of net rental income	(226,739)	(273,344)	(1,850,840)	(1,915,265)
Other revenues (expenses):
Complimentary room revenues	2,639	6,466	15,007	30,846
Minor repairs and replacements	(27,327)	(35,913)	(107,769)	(91,969)

Amount available for distribution	$252,438	$304,640	$2,169,376	$2,279,758

SADDLEBROOK RENTAL POOL OPERATION
STATEMENTS OF CHANGES IN PARTICIPANTS’ FUND BALANCES
(Unaudited)
DISTRIBUTION FUND

	Nine months ended
	September 30,
	2010	2009
Balance at beginning of period	$—	$—

Additions:
Amount available for distribution	2,169,376	2,279,758

Reductions:
Amount withheld for maintenance escrow fund	(318,536)	(364,493)
Amount accrued or paid to participants	(1,850,840)	(1,915,265)

Balance at end of period	$—	$—

MAINTENANCE ESCROW FUND

	Nine months ended
	September 30,
	2010	2009
Balance at beginning of period	$804,460	555,680

Additions:
Amount withheld from distribution fund	318,536	364,493
Unit owner payments	24,311	23,370
Interest earned	3,084	2,668

Reductions:
Escrow account refunds	(25,555)	(3,390)
Maintenance charges	(244,999)	11,866
Unit renovations	(46,397)	(212,580)
Linen replacement	(109,006)	(22,827)

Balance at end of period	$724,434	$719,280

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
Results of Operations
Third quarter 2010 compared to third quarter 2009
The Company’s total revenues decreased approximately $467,000, or about 11%, for the three months ended September 30, 2010 compared to the same period in the prior year. This decrease is directly related to a 1% decrease in occupancy, a 1% decrease in the average room rate over the prior period and a $360,000 decrease in cancellation revenue compared to the prior period. Total revenues for the Rental Pool decreased approximately $122,000, or about 15%.
Total costs and expenses for the Company increased by $847,000 when compared to the same period in the prior year. The increase relates to the $404,000 gain on the sale of land in August 2009 (see discussion below). The remaining change is the result of increases in various operating costs during the three months ended September 30, 2010 compared to the same period in the prior year. The decrease of $19,000 in total costs and expenses for the Rental Pool Operation is consistent with the decreases in revenues.
The Company experienced a net loss for the quarter of approximately $2,190,000, compared with a net loss of approximately $865,000 in the same period in the prior year. Amounts available for distribution for the Rental Pool Operation decreased $52,000 from the comparable period last year.
In August 2009, the Company recorded a gain of approximately $404,000 in connection with the transfer of a strip of land at the entrance to the resort property to the county in connection with a planned road widening project by the county. The total settlement was approximately $607,000, which includes proceeds for the land, land improvements and net damages and/or cost to cure such damages.

First nine months 2010 compared to first nine months 2009
The Company’s total revenues decreased approximately $497,000, or about 2% for the nine months ended September 30, 2010 compared to the same period in the prior year. This decrease is directly related to a $771,000 decrease in cancellation revenue, which is offset by a 17% increase in occupancy and a 2% increase in food and beverage sales. The total revenues for the Rental Pool decreased approximately $204,000, or about 4%.
Total costs and expenses for the Company increased approximately $1,160,000. The decrease of approximately $61,000 in costs and expenses for the Rental Pool Operation are directly related to the decrease in revenues.
Net loss for the Company increased $1,784,000 over the comparable period last year. Amounts available for distribution for the Rental Pool Operation decreased $110,000 over the same period in the prior year.
In August 2009, the Company recorded a gain of approximately $404,000 in connection with the transfer of a strip of land at the entrance to the resort property to the county in connection with a planned road widening project by the county. The total settlement was approximately $607,000, which includes proceeds for the land, land improvements and net damages and/or cost to cure such damages.
Impact of Current Economic Conditions
The Company believes that the lower occupancy rates, when compared years prior to 2009, are due to the current state of the United States’ economy, and the fact that businesses appear to have altered their spending patterns in response. This has resulted in fewer group (corporate) bookings.
In response to this trend the Company has increased its marketing efforts toward the social clientele by developing packages designed to target more social guests, including families. These social packages are being promoted through the Company’s website as well as through travel wholesalers and with emphasis on e-commerce sites.
Liquidity and Capital Resources
Future operating costs and planned expenditures for minor capital additions and improvements are expected to be adequately funded by the Company’s and its affiliates’ current cash reserves and cash generated by resort operations. The Company’s current debt agreement also allows for the Company to borrow an additional $2,500,000, provided the Company is in compliance with certain financial covenants. The Company’s financing from a third-party lender bears interest at 2.5% over the one month LIBOR index (2.76% at September 30, 2010) and matures in March 2014.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The Company’s invested cash, including cash escrowed on behalf of the condominium unit owners in the Rental Pool’s Maintenance Escrow Fund, is subject to changes in market interest rates. Otherwise, the Company does not have significant market risk with respect to foreign currency exchanges or other market rates.
The Company’s term note bears interest at 2.5% over the one month LIBOR index and matures on March 12, 2014.
Item 4. Controls and Procedures
The Company’s management, including the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures as of September 30, 2010, pursuant to Exchange Act Rule 15d-15. Based upon that evaluation, the Company’s Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2010 in timely alerting them to material information required to be included in the Company’s periodic SEC filings.
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
There were no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2010 that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.
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

SADDLEBROOK RESORTS, INC. (Registrant)
Date: November 15, 2010	/s/ Donald L. Allen
Donald L. Allen
Vice President and Treasurer (Principal Financial and Accounting Officer)