Form 10-K
period 2010-12-31
SADDLEBROOK RESORTS INC
filed 2011-03-31
CIK 313151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K
(Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal period ended December 31, 2010
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
At December 31, 2010, there were approximately 525 persons employed by the Company. The Company’s management relationship with its employees is excellent and there are no collective bargaining agreements.

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

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
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
A total of 556 condominium units are at the Resort comprised of one-, two- and three-bedroom suites. Of these condominium units, 408 are designed for hotel occupancy and located in an area called the Walking Village. The remaining 148 are slightly larger, designed for longer-termed rental, and are located in an area called the Lakeside Village. At December 31, 2010, there were 537 hotel accommodations participating in the Rental Pool. The three-bedroom condominium units become hotel accommodations as a two-bedroom suite with a separate adjoining hotel room. Some two-bedroom condominium units become hotel accommodations as a one-bedroom suite with a separate adjoining hotel room.

Item 3.	Legal Proceedings
The Company is involved in litigation in the ordinary course of business. In the opinion of the Company’s management, insurance or indemnification from other third parties adequately covers these matters. The effect, if any, of these claims is considered immaterial to the Company’s financial condition and results of operations.

Item 4.	Removed and Reserved
PART II

Item 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters
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

Item 6.	Selected Financial Data
The following selected financial data should be read in conjunction with the financial statements and related notes in Item 8 hereof.

	Year ended December 31, (rounded to thousands)
	2010	2009	2008	2007	2006
Resort
Resort revenues	$26,790,000	$26,756,000	$45,766,000	$43,616,000	$43,608,000
Interest expense	291,000	360,000	599,000	861,000	808,000
Net (loss) income	(2,964,000)	(1,014,000)	2,571,000	531,000	1,833,000
Total assets	27,844,000	30,781,000	36,684,000	35,447,000	36,429,000
Total debt	8,745,000	9,805,000	11,167,000	11,217,000	11,267,000
Capital leases	203,000	292,000	—	128,000	282,000
Rental Pool
Rental Pool revenues	6,954,000	7,089,000	13,497,000	12,260,000	12,005,000
Net income	2,719,000	2,824,000	5,347,000	4,909,000	4,841,000
Total assets	550,000	544,000	674,000	905,000	692,000
Average distribution per Rental Pool participant	5,064	5,259	9,983	9,125	8,981

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
General
The Company operates the Resort, which contains condominium units that have been sold to third parties or to affiliates of the Company. The majority of the condominium units are hotel accommodations that participate in the Rental Pool. Other resort facilities owned by the Company and its affiliates include golf courses, tennis courts, a spa, restaurants and a conference center.
Recent Accounting and Reporting Pronouncements
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board or other standard setting bodies that may have an impact on our accounting and reporting. We believe that such recently issued accounting pronouncements and other authoritative guidance for which the effective date is in the future either will not have an impact on our accounting or reporting or that such impact will not be material to our financial position, results of operations, and cash flows when implemented.
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
Asset Impairments — The Company’s management periodically evaluates whether there has been a permanent impairment of long-lived assets. The Company’s management believes that the accounting estimates related to asset impairments are critical estimates for the following reasons: (1) the ongoing changes in management’s expectations regarding future utilization of assets; and (2) the impact of an impairment on reported assets and earnings could be material. During the year ended December 31, 2010, the Company’s management evaluated assets for impairment and concluded that the sum of the undiscounted expected future cash flows (excluding interest charges) from its assets exceeded their then current carrying values. Accordingly, the Company did not recognize an impairment charge.

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
Loss Contingencies — The Company estimates loss contingencies in accordance with FASB ASC 450-20 Loss Contingencies, which states that a loss contingency shall be accrued by a charge to income if both of the following conditions are met: (a) information available before the financial statements are issued or are available to be issued indicates that it is probable that a liability had been incurred at the date of the financial statements and (b) the amount of loss can be reasonably estimated. We do not believe that the ultimate resolution of our litigation matters will have an adverse effect on the Company’s financial position and results of operations. As such, there have been no adjustments for loss contingencies to the accompanying financial statements as of and for the year ended December 31, 2010.
See the Notes to the Financial Statements for Saddlebrook Resorts, Inc. in Item 8 hereof for additional accounting policies used in the preparation of the financial statements.

Impact of Current Economic Conditions
Businesses appear to have altered their spending patterns in response to the current economic conditions, resulting in fewer corporate bookings.
In response to this trend, overall marketing expenses have increased as the Company continues to direct marketing efforts toward the social clientele by developing packages designed to target more social guests, including families. These social packages are being promoted through the Company’s website as well as through travel wholesalers and with emphasis on e-commerce sites.
As a result of the continuing economic recession, the hospitality industry has suffered significant declines in terms of hotel rates and occupancy during 2010 and 2009. These negative industry trends have similarly impacted the Company’s revenues during this period, which contributed to the Company’s approximate $2,964,000 net loss in 2010 and approximate $1,014,000 net loss in 2009. 2010 and 2009 were the first 2 years that the Company has incurred a net loss since 2003.
In response to this situation, management has implemented the following programs and measures to help the Company get back to positive operating income for the year ending December 31, 2011. These programs and measures include the following:
1. Management has embarked on a significant cost control program with regard to many of its variable expenses. All departments have been charged to reduce and additional 5% from their department expenses.
2. The Company has moved the operations of its higher end steakhouse during the week to another restaurant on the property. Increased profits and cost savings expected to be generated by this move is estimated to be $350,000 to $500,000 during the year ending December 31, 2011.
3. During the first quarter of 2011, the Company is experiencing increased group bookings for 2011 and 2012 that were not experienced during 2010 and 2009. These group bookings have been in the range from small meetings to as large as 1,000-2,000 paid unit nights and are expected to have a positive impact to the Company’s operations.
4. The Company has developed plans to significantly increase the brand awareness and recognition of its Golf Academy by becoming associated with 2 top golf teaching professionals. These golf professionals will bring immediate name recognition to the Company through this association which is expected to contribute additional revenues to both the Company and Saddlebrook International Sports (“SIS”) with the expansion of the Golf Academy.
Liquidity and Capital Resources
Future operating costs and planned expenditures for minor capital additions and improvements are expected to be adequately funded by the Company’s and its affiliates’ current cash reserves, or cash generated by the Resort’s operations.
The Company’s shareholder has the financial ability and intent to continue to fund operations through affiliated companies that are 100% owned by the Company’s shareholder to the extent required to support the Company’s operations.
The Company’s operation of the Resort is not considered to be dependent on any individual or small group of customers, the loss of which would have a material adverse effect on the Company’s business or financial condition.

Results of Operations
The following chart highlights changes in the sources of Company revenues:

	Year ended December 31,
	2010	2009	2008
Rental Pool Revenues	26%	26%	29%
Food and beverage	33	31	34
Resort facilities and other	41	43	37

	100%	100%	100%

2010 Compared to 2009
The Company’s total revenue increased $34,000, which is less than 1%, from the prior year. Rental Pool revenue decreased $135,000, or approximately 2% from the prior year. Although occupied room nights were up about 17% over the prior year, the average room rate was reduced by 12%. Additionally, 2009 Rental Pool revenue was positively impacted by the collection of cancellation penalties paid by groups who had booked prior to the economic changes that occurred during late 2008, and later opted to cancel their arrangements. 2010 Cancellation penalty revenue was decreased by 88% over the prior year. Food and Beverage revenue benefited from a 10% increase in the total number of guests on property which resulted in an approximately 7% increase compared to 2009.
The Company’s costs and expenses increased by $1,831,000, or about 7%. This increase is related to the increase in occupancy and number of guests, which resulted in increase payroll and repair and maintenance costs. The increase is also impacted by the net gain recorded in 2009 on the sale of assets of approximately $403,000 discussed in Note 5 of the accompanying financial statements. Costs and expenses of the Rental Pool Operation decreased by $25,000 and this decrease is directly related to the reduction in Rental Pool revenues.
The Company’s net loss increased by $1,950,000. Amounts available for distribution to participants decreased by $105,000.
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
The Company’s costs and expenses decreased by $15,198,000, or about 35%. This decrease is related to the reduction in revenues and also a result of the Company’s focus on managing its costs as a result of economic conditions, and was partially offset by the net gain on the sale of assets of approximately $404,000 discussed in Note 5 of the accompanying financial statements. Costs and expenses of the Rental Pool Operation decreased by $1,771,000 and this decrease is directly related to the reduction in Rental Pool revenues.
The Company’s net loss for the year of $1,014,000 was a change of about $3,585,000 from the prior year’s net income of $2,571,000. Amounts available for distribution to participants decreased by $2,533,000.

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
Contractual Obligations
Payments Due By Period as of December 31, 2010

	Less than	1-3	3-5	More than
	1 year	years	years	5 years	Total

Long-term debt	$1,060,000	$7,685,000	$0	$0	$8,745,000
Interest on long-term debt	227,000	405,000	0	0	632,000
Capital lease	95,000	108,000	0	0	203,000
Interest on capital lease	8,000	3,000	0	0	11,000
Operating leases	69,000	153,000	0	0	222,000

Total	$1,459,000	$8,354,000	$0	$0	$9,813,000

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
The Company’s primary market risk exposure is to changes in interest rates as a result of its variable interest rate long term debt.
The Company’s invested cash are subject to changes in market interest rates. Otherwise, the Company does not have significant market risk with respect to foreign currency exchanges or other market rates.

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
The Company maintains disclosure controls and procedures (as defined in Rule 15d — 15 under the Securities Exchange Act of 1934, as amended) that are designed to provide reasonable assurance that information required to be reported in the Company’s SEC filings is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. As of December 31, 2010, under the direction of our chief executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures and concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
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
As of December 31, 2010, management conducted an assessment of the Company’s internal control over financial reporting based on the criteria established in the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management concluded that, as of December 31, 2010, the Company’s internal control over financial reporting was effective.
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
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The Directors and Executive Officers of the Company are as follows:

Name	Position and Background

Thomas L. Dempsey Age 84	Chairman of the Board and Chief Executive Officer of the Company for more than five years. President of the Company until November 2000. Chairman of the Board and President of Saddlebrook Holdings, Inc. for more than five years.

Eleanor Dempsey	Vice Chairman of the Board of the Company for more than five years. Director and Executive Vice President of Saddlebrook Holdings, Inc. for more than five years. Wife of Thomas Dempsey.

Gregory R. Riehle Age 54	Director, Vice President and Secretary of the Company for more than five years. Director and Executive Vice President of Saddlebrook Holdings, Inc. for more than five years. Son-in-law of Thomas Dempsey.

Maureen Dempsey Age 52	Director, Vice President and Assistant Secretary of the Company for more than five years. Director and Executive Vice President of Saddlebrook Holdings, Inc. for more than five Years. Daughter of Thomas Dempsey.

Diane L. Riehle Age 50	Director, Vice President and Assistant Secretary of the Company for more than five years. Director and Executive Vice President of Saddlebrook Holdings, Inc. for more than five Years. Daughter of Thomas Dempsey.

Donald L. Allen Age 71	Vice President and Treasurer of the Company for more than five years.

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
The following table sets forth the remuneration paid to the Company’s executive officers by the Company and its parent, Saddlebrook Holdings, Inc. consolidated, during the three years ended December 31, 2010.
Summary Compensation Table

	Fiscal			Other annual
Name and Principal Position	year	Salary	Bonus	compensation (1)	Total

Thomas L. Dempsey	2010	$96,000	$—	$15,680	$111,680
Chairman of the Board and	2009	107,692	—	15,291	122,983
Chief Executive Officer	2008	200,000	—	16,555	216,555

Eleanor Dempsey	2010	86,916	—	23,722	110,638
Vice Chairman of the Board	2009	76,498	—	22,931	99,429
	2008	141,000	—	24,736	165,736

Donald Allen	2010	55,000	25,590	124	80,714
Vice President and Treasurer	2009	57,690	—	76	57,766
	2008	55,000	7,860	705	63,565

Gregory R. Riehle	2010	132,830	—	14,380	147,210
Vice President, Secretary and	2009	122,152	4,778	16,581	143,511
General Manager	2008	150,288	59,756	20,207	230,251

Maureen Dempsey	2010	128,592	75,590	26,882	231,064
Vice President and Assistant	2009	118,798	—	26,379	145,177
Secretary	2008	141,000	—	23,168	164,168

Diane L. Riehle	2010	128,592	75,590	24,579	228,761
Vice President and Assistant	2009	118,798	—	29,776	148,574
Secretary	2008	141,000	—	27,340	168,340

(1)	Other Annual Compensation for 2010 consists of the following;

Vehicle Allowances Tax Preparation Fees Health Insurance premiums paid on behalf of greater than 2% shareholders Group Term Life Insurance (“GTL”)
The following table shows the amounts for each category received by each named executive.

			Health
Executive	Vehicle	Tax Prep.	Premium	GTL

Thomas L. Dempsey	$—	$7,800	$5,482	$2,398
Eleanor Dempsey	21,250	—	—	2,472
Donald Allen	—	—	—	124
Gregory R. Riehle	14,380	—	—	—
Maureen Dempsey	17,594	4,380	4,516	392
Diane L. Riehle	11,928	5,550	6,805	296

Director Compensation and Independence
All of the Company’s directors are executive officers of the Company and their compensation is described in the summary compensation table above.
Compensation Committee; Compensation Committee Interlocks and Insider Participation
The entire board of directors of the Company serves as the compensation committee.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
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
Saddlebrook International Tennis, Inc. (“SIT”), which is solely owned by SHI, owns a 70% interest in Saddlebrook International Sports LLC (“SIS”) which operates a tennis training facility and preparatory school at the Resort. SIS owns 10 condominium units at the Resort, two of which participate in the Rental Pool Operation. The Company receives revenue for services provided to SIS’s guests. In addition, the Company is reimbursed for actual expenses and other costs incurred on behalf of SIT and SIS.
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
Cherry, Bekaert & Holland, L.L.P. served as the Company’s independent registered certified public accounting firm for the fiscal years ended December 31, 2010 and December 31, 2009. PricewaterhouseCoopers, L.L.P. provided tax preparation services for the fiscal years ended December 31, 2010 and 2009.
The following fees were paid for services rendered during the Company’s last two fiscal years:
Audit Fees: $115,000 and $107,000 for the fiscal years ended December 31, 2010 and 2009, respectively, for professional services rendered for the audit of the Company’s annual financial statements, review of financial statements included in its Forms 10-Q and services that are normally provided by the auditors in connection with statutory and regulatory filings or engagements for those fiscal years.
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

SADDLEBROOK RESORTS, INC. (Registrant)
Date: March 31, 2011	/s/ Donald L. Allen
Donald L. Allen
Vice President and Treasurer (Principal Financial and Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on March 31, 2011.

/s/ Thomas L. Dempsey	/s/ Maureen Dempsey

Thomas L. Dempsey	Maureen Dempsey
Chairman of the Board and Chief Executive Officer	Director, Vice President and Assistant Secretary
(Principal Executive Officer)

/s/ Gregory R. Riehle	/s/ Diane L. Riehle

Gregory R. Riehle	Diane L. Riehle
Director, Vice President and Secretary	Director, Vice President and Assistant Secretary

/s/ Donald L. Allen

Donald L. Allen
Vice President and Treasurer
(Principal Financial and Accounting Officer)

Saddlebrook Resorts, Inc.
Index
December 31, 2010, 2009 and 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholder of
Saddlebrook Resorts, Inc.
We have audited the accompanying balance sheets of Saddlebrook Resorts, Inc. (the “Company”) as of December 31, 2010 and 2009 and the related statements of operations, changes in shareholder’s equity, and cash flows for each of the years in the three-year period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.
/s/ Cherry, Bekaert & Holland, L.L.P.
March 31, 2011

Saddlebrook Resorts, Inc.
Balance Sheets
December 31, 2010 and 2009

	2010	2009
Assets
Current assets
Cash and cash equivalents	$1,038,368	$1,044,573
Escrowed cash	611,012	777,729
Trade accounts receivable, net of allowance for doubtful accounts of $39,355 (2010) and $55,227 (2009)	1,521,404	1,872,364
Due from related parties	373,254	1,319,304
Resort inventory and supplies	1,625,960	1,566,950
Prepaid expenses and other assets	707,043	704,088

Total current assets	5,877,041	7,285,008
Property, buildings and equipment, net	21,930,690	23,448,520
Deferred charges, net	36,309	47,482

Total assets	$27,844,040	$30,781,010

Liabilities and Shareholder’s Equity
Current liabilities
Current portion of long-term debt	$1,060,000	$1,060,000
Current portion of capital lease obligation	94,512	89,697
Escrowed deposits	611,012	777,729
Accounts payable	791,674	687,585
Accrued rental distribution	549,951	544,090
Accrued expenses and other liabilities	1,884,865	1,622,891
Current portion of deferred income	851,791	852,864
Guest deposits	827,741	1,266,157
Due to related parties	133,660	—

Total current liabilities	6,805,206	6,901,013
Long-term debt	7,685,000	8,745,000
Capital lease obligation	108,134	202,648
Deferred income	1,197,866	1,371,871
Other liabilities	149,000	149,000

Total liabilities	15,945,206	17,369,532

Commitments and contingencies (Note 10)
Shareholder’s equity
Common stock, $1 par, 100,000 shares authorized, issued and outstanding	100,000	100,000
Additional paid-in capital	1,013,127	1,013,127
Retained earnings	11,625,169	14,589,264
Due from related parties	(839,462)	(2,290,913)

Total shareholder’s equity	11,898,834	13,411,478

Total liabilities and shareholder’s equity	$27,844,040	$30,781,010

The accompanying notes are an integral part of these financial statements.

Saddlebrook Resorts, Inc.
Statements of Operations
Years ended December 31, 2010, 2009 and 2008

	2010	2009	2008

Resort revenues	$26,790,225	$26,756,142	$45,765,908

Costs and expenses:
Operating costs of resort	22,878,018	21,523,014	33,686,206
Sales and marketing	1,585,412	1,449,793	2,881,335
General and administrative	3,078,329	3,042,547	4,166,773
Net (gain) loss on assets sold	—	(403,008)	2,149
Depreciation	1,938,793	2,036,837	2,110,455

Total costs and expenses	29,480,552	27,649,183	42,846,918

Net operating (loss) income before other expenses and (income)	(2,690,327)	(893,041)	2,918,990

Other expenses and (income):
Interest expense	291,142	359,704	598,583
Interest income	(2,274)	(8,747)	(45,918)
Other income	(15,100)	(229,667)	(204,211)

Total other expense	273,768	121,290	348,454

Net (loss) income	$(2,964,095)	$(1,014,331)	$2,570,536

The accompanying notes are an integral part of these financial statements.

Saddlebrook Resorts, Inc.
Statements of Changes in Shareholder’s Equity
Years ended December 31, 2010, 2009 and 2008

		Additional			Total
	Common	Paid-In	Retained	Due from	Shareholder’s
	Stock	Capital	Earnings	Related Parties	Equity

Balances at December 31, 2007	$100,000	$1,013,127	$13,033,059	$—	$14,146,186
Net income	—	—	2,570,536	—	2,570,536

Balances at December 31, 2008	100,000	1,013,127	15,603,595	—	16,716,722
Net loss	—	—	(1,014,331)	—	(1,014,331)
Change in due from related parties (Note 9)	—	—	—	(2,290,913)	(2,290,913)

Balances at December 31, 2009	100,000	1,013,127	14,589,264	(2,290,913)	13,411,478
Net loss	—	—	(2,964,095)	—	(2,964,095)
Change in due from related parties (Note 9)	—	—	—	1,451,451	1,451,451

Balances at December 31, 2010	$100,000	$1,013,127	$11,625,169	$(839,462)	$11,898,834

The accompanying notes are an integral part of these financial statements.

Saddlebrook Resorts, Inc.
Statements of Cash Flows
Years ended December 31, 2010, 2009 and 2008

	2010	2009	2008
Cash flows from operating activities
Net (loss) income	$(2,964,095)	$(1,014,331)	$2,570,536
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities
Depreciation and amortization	1,949,965	2,079,069	2,130,754
(Gain) loss on disposal of property, buildings and equipment	—	(403,008)	2,149
(Reductions) additions to allowance for doubtful accounts	(15,872)	10,436	270
Change in assets and liabilities
Decrease (increase) in
Escrowed cash	166,717	(655,928)	768,268
Escrowed investments	—	399,205	(399,205)
Trade accounts receivable	366,832	(520,461)	1,837,976
Resort inventory and supplies	(59,010)	265,870	(153,175)
Prepaid expenses and other assets	(2,955)	(55,428)	108,296
(Decrease) increase in
Escrowed deposits	(166,717)	256,723	(369,063)
Accounts payable	104,089	(83,226)	(897,239)
Accrued rental distribution	5,861	(130,057)	(231,087)
Accrued expenses and other liabilities	261,974	(273,893)	(365,782)
Deferred income	(175,078)	(110,971)	(88,787)
Guest deposits	(438,416)	(1,187,274)	796,237

Net cash (used in) provided by operating activities	(966,705)	(1,423,274)	5,710,148

Cash flows from investing activities
Proceeds from sales of property, buildings and equipment	—	510,387	9,396
Capital expenditures	(420,962)	(476,606)	(1,372,596)
Proceeds from investments	—	175,000	—

Net cash (used in) provided by investing activities	(420,962)	208,781	(1,363,200)

Cash flows from financing activities
Proceeds from long-term debt	—	—	750,000
Principal payments on long-term debt	(1,060,000)	(1,361,650)	(800,004)
Payments on capital leases	(89,699)	(78,197)	(127,845)
Debt issue costs	—	(55,895)	(23,946)
Net collections from (advances to) related parties	2,531,161	2,530	(1,384,195)

Net cash provided by (used in) financing activities	1,381,462	(1,493,212)	(1,585,990)

Net (decrease) increase in cash and cash equivalents	(6,205)	(2,707,705)	2,760,958
Cash and cash equivalents, beginning of year	1,044,573	3,752,278	991,320

Cash and cash equivalents, end of year	$1,038,368	$1,044,573	$3,752,278

Supplemental disclosure
Cash paid for interest	$279,970	$315,621	$578,284

Non-cash investing activities
In February 2009, the Company acquired vehicles for $370,542 through a capital lease obligation.
The accompanying notes are an integral part of these financial statements.

Saddlebrook Resorts, Inc.
Notes to Financial Statements
December 31, 2010 and 2009
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
A summary of the Company’s significant accounting policies are as follows:
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Cash and Cash Equivalents and Escrowed Cash
All short-term highly liquid instruments purchased with an original maturity of three months or less are considered to be cash equivalents.
The Company places its cash and cash equivalents on deposit with financial institutions in the United States. The Federal Deposit Insurance Corporation (“FDIC”) insures up to $250,000 for substantially all depository accounts. During the year, the Company may, from time to time, have had amounts on deposit in excess of the insured limits. As of December 31, 2010, the Company had approximately $1,370,000 which exceeded these insured amounts.
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

Saddlebrook Resorts, Inc.
Notes to Financial Statements
December 31, 2010 and 2009
Level 3 — Valuations based on unobservable inputs reflecting our own assumptions, consistent with reasonably available assumptions made by other market participants. These valuations require significant judgment.
There were no assets or liabilities that were required to be measured at fair value on a recurring basis on December 31, 2010 or December 31, 2009.
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
Asset Impairments
The Company’s management periodically evaluates whether there has been a permanent impairment of long-lived assets, in accordance with generally accepted accounting principles. The Company’s management believes that the accounting estimates related to asset impairments are critical estimates for the following reasons: (1) the ongoing changes in management’s expectations regarding future utilization of assets; and (2) the impact of an impairment on reported assets and earnings could be material. During the years ended December 31, 2010 and 2009, the Company’s management evaluated assets for impairment and concluded that the sum of the undiscounted expected future cash flows (excluding interest charges) from its assets exceeded their then current carrying values. Accordingly, the Company did not recognize an impairment charge.

Saddlebrook Resorts, Inc.
Notes to Financial Statements
December 31, 2010 and 2009
Deferred Charges
Deferred charges represents costs incurred in connection with the refinancing of the Company’s long-term debt. Amortization expense for deferred charges amounted to approximately $11,000, $44,000 and $20,000 for the years ended December 31, 2010, 2009 and 2008, respectively. Deferred charges are expected to be amortized approximately $11,000 per year from 2011 through 2013 and approximately $3,000 in 2014.
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
Resort Revenues
Resort revenues are recognized as services are performed or products are delivered with the exception of initiation fee revenue, which is recognized over the average life of the memberships. Resort revenues also include rental revenues for condominium units owned by third parties participating in the Rental Pool. If these rental units were owned by the Company, normal costs associated with ownership such as depreciation, real estate taxes, unit maintenance and other costs would have been incurred. Instead, operating costs of the resort for the years ended December 31, 2010, 2009 and 2008 include rental pool distributions to participants and the maintenance escrow fund approximating $2,700,000, $2,800,000 and $5,300,000, respectively.
Advertising
The Company charges costs of advertising to sales and marketing as incurred. The Company incurred advertising costs of approximately $374,000, $298,000 and $535,000 during the years ended December 31, 2010, 2009 and 2008, respectively.
Income Taxes
The Company is currently a Qualified Subchapter S Subsidiary. Accordingly, no income tax expense was reflected in the Company’s operating results as the tax is assessed to the shareholders of its parent company.
Management has determined that the Company had no uncertain income tax positions that could have a significant effect on the financial statements for the year ended December 31, 2010. The parent company’s federal income tax returns for 2007, 2008 and 2009 are subject to examination by the Internal Revenue Service, generally for a period of three years after the federal income tax returns were filed.
Employee Benefit Plan
The Company sponsors a defined contribution plan (the “Plan”), which provides retirement benefits for all eligible employees who have elected to participate. Employees must fulfill a one year service requirement to be eligible. The Company matched one-half of the first 2% of an employee’s contribution through the year ended December 31, 2008. The Company indefinitely suspended future matching contributions effective with the year ended December 31, 2009 and has continued the suspension through 2010. Company contributions approximated $46,000 for the year ended December 31, 2008.

Saddlebrook Resorts, Inc.
Notes to Financial Statements
December 31, 2010 and 2009
Recent Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board or other standard setting bodies that may have an impact on our accounting and reporting. We believe that such recently issued accounting pronouncements and other authoritative guidance for which the effective date is in the future either will not have an impact on our accounting or reporting or that such impact will not be material to our financial position, results of operations, and cash flows when implemented.
3.	Management’s Plans Regarding Liquidity and Capital Resources
As a result of the continuing economic recession, the hospitality industry has suffered significant declines in terms of hotel rates and occupancy during 2010 and 2009. These negative industry trends have similarly impacted the Company’s revenues during this period, which contributed to the Company’s approximate $2,964,000 net loss in 2010 and approximate $1,014,000 net loss in 2009. 2010 and 2009 were the first 2 years that the Company has incurred a net loss since 2003.
In response to this situation, management has implemented the following programs and measures to help the Company get back to positive operating income for the year ending December 31, 2011. These programs and measures include the following:
1. Management has embarked on a significant cost control program with regard to many of its variable expenses. All departments have been charged to reduce an additional 5% from their department expenses.
2. The Company has moved the operations of its higher end steakhouse during the week to another restaurant on the property. Increased profits and cost savings expected to be generated by this move is estimated to be $350,000 to $500,000 during the year ending December 31, 2011.
3. During the first quarter of 2011, the Company is experiencing increased group bookings for 2011 and 2012 that were not experienced during 2010 and 2009. These group bookings have been in the range from small meetings to as large as 1,000-2,000 paid unit nights and are expected to have a positive impact to the Company’s operations.
4. The Company has developed plans to significantly increase the brand awareness and recognition of its Golf Academy by becoming associated with 2 top golf teaching professionals. These golf professionals will bring immediate name recognition to the Company through this association which is expected to contribute additional revenues to both the Company and Saddlebrook International Sports (“SIS”) with the expansion of the Golf Academy.
5. The Company’s shareholder has the financial ability and intent to continue to fund operations through affiliated companies that are 100% owned by the Company’s shareholder to the extent required to support the Company’s operations.

Saddlebrook Resorts, Inc.
Notes to Financial Statements
December 31, 2010 and 2009
4.	Escrowed Cash
Escrowed cash, restricted as to use, as of December 31, is comprised of the following:

	2010	2009

Rental pool unit owner deposits for maintenance reserve fund held in a bank account which bears an interest rate of 1.48%	$599,712	$761,829
Security deposits held on long-term rentals	11,300	15,900

	$611,012	$777,729

5.	Property, Buildings and Equipment, Net
Property, buildings and equipment as of December 31, consist of the following:

	Estimated
	Useful
	Lives	2010	2009

Land and land improvements		$6,802,067	$6,802,067
Buildings and recreational facilities	10–40	29,738,834	29,702,374
Machinery and equipment	5–15	17,463,682	17,332,183
Construction in progress		447,964	194,960

		54,452,547	54,031,584
Accumulated depreciation		(32,521,857)	(30,583,064)

		$21,930,690	$23,448,520

Substantially all property, buildings and equipment are mortgaged, pledged or otherwise subject to lien under a loan agreement (Note 7).
Depreciation expense amounted to approximately $1,939,000, $2,037,000 and $2,110,000, for the years ended December 31, 2010, 2009 and 2008, respectively.
During 2009, the Company leased equipment under an agreement which is classified as a capital lease obligation in the accompanying balance sheet. The equipment and obligations related to the leases are recorded at the present value of the minimum lease payments. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets. Total cost of equipment and vehicles acquired during 2009 through a capital lease obligation was $370,542. Total depreciation expense on the assets under the leases was approximately $44,000 for each of the years ended December 31, 2010 and 2009 and approximately $114,000 for the year ended December 31, 2008.
In August 2009, the Company recorded a gain of approximately $404,000 in connection with the transfer of a strip of land at the entrance to the resort property to the county in connection with a planned road widening project by the county. The total settlement was approximately $607,000, which includes proceeds for the land, land improvements and net damages and /or cost to cure such damages. The Company received all remaining proceeds from this settlement in 2010.

Saddlebrook Resorts, Inc.
Notes to Financial Statements
December 31, 2010 and 2009
6.	Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities as of December 31 consist of the following:

	2010	2009

Accrued payroll and related expenses	$651,844	$622,898
Accrued insurance	973,741	689,794
Other accrued expenses and liabilities	259,280	310,199

	$1,884,865	$1,622,891

7.	Long-term Debt and Capital Lease Obligation
Long-term debt at December 31 consists of the following:

	2010	2009

Note payable to lender	$8,745,000	$9,805,000
Less current portion	(1,060,000)	(1,060,000)

	$7,685,000	$8,745,000

On March 12, 2009, the Company refinanced $10,600,000 (the remaining principal balance of a term note along with the outstanding balance of a line of credit facility). The new term note is due March 12, 2014, and requires monthly principal payments of $88,333, together with monthly payment of all accrued interest. The term note bears interest at 2.5% over the one month LIBOR index. The rate at December 31, 2010 was 2.75%. The note is collateralized by all current and subsequently acquired real and personal property. The Company is required to maintain an annual minimum debt service coverage ratio, as defined. At December 31, 2010, the Company was not in compliance with the debt service coverage ratio. The Company has obtained a waiver for this covenant violation as of December 31, 2010. The Company had the ability to obtain an additional $2,500,000 under a line of credit facility from the same lender subject to meeting certain financial covenants on an annual basis. The line of credit expired in March 2011. At December 31, 2010, the Company had no borrowings on the line of credit.
Future maturities of long-term debt as of December 31, 2010 were as follows;

2011	$1,060,000
2012	1,060,000
2013	1,060,000
2014	5,565,000

$8,745,000

On February 11, 2009, the Company entered into a capital lease obligation for the purchase of equipment and vehicles in the amount of $370,542. The capital lease is secured by the equipment and vehicles purchased, matures in January 2013 and requires monthly payments of $8,574, including interest at 5.24%. Interest expense related to the capital lease was approximately $13,000 and $16,000 for the years ended December 31, 2010 and 2009, respectively.

Saddlebrook Resorts, Inc.
Notes to Financial Statements
December 31, 2010 and 2009
Future minimum payments under the capital lease obligation at December 31, 2010 were as follows:

Years ending December 31,

2011	$102,892
2012	102,892
2013	8,574

214,358
Less amount representing interest	(11,712)

202,646
Less current portion	(94,512)

$108,134

8.	Resort Revenues and Operating Costs of Resort
Resort revenues and operating costs of resort are comprised of the following:

	Years Ended December 31,
	2010	2009	2008

Resort Revenues
Room revenue subject to rental pool agreement	$6,953,925	$7,088,595	$13,496,999
Food and beverage	8,839,022	8,256,144	15,549,305
Resort facilities and other	10,997,278	11,411,403	16,719,604

	$26,790,225	$26,756,142	$45,765,908

Operating Costs of Resort
Distribution to rental pool participants	$2,719,327	$2,823,848	$5,346,747
Food and beverage	8,660,280	7,791,128	13,724,644
Resort facilities and other	11,498,411	10,908,038	14,614,815

	$22,878,018	$21,523,014	$33,686,206

Saddlebrook Resorts, Inc.
Notes to Financial Statements
December 31, 2010 and 2009
9.	Related Party Transactions
Amounts due from related parties as of December 31, are comprised of the following:

	2010	2009

Saddlebrook Resort Condominium Association, Inc.	$73,801	$89,110
Saddlebrook Holdings, Inc.	839,462	3,290,913
Dempsey and Daughters, Inc.	141,332	141,954
Dempsey Resort Management, Inc.	3,046	9,665
Saddlebrook Properties LLC	4,200	4,061
Saddlebrook Realty, Inc.	140,270	64,579
Saddlebrook Investments, Inc.	4,750	4,750
Other	5,855	5,185

	1,212,716	3,610,217
Less reclassification of due from SHI to a reduction of shareholder’s equity	(839,462)	(2,290,913)

	$373,254	$1,319,304

The Company also had amounts due to Saddlebrook International Sports LLC (“SIS”) for a total of $133,660 as of December 31, 2010. There were no amounts due to related parties as of December 31, 2009.
The Company currently funds expenditures for Saddlebrook Holdings, Inc. (“SHI”), the shareholders parent company. SHI’s expenditures include dividends to its shareholders, which are primarily income taxes related to the operations of SHI and its subsidiaries. During the year ended December 31, 2009, the Company continued to make advances to SHI; however, during 2009, the Company became uncertain when the due from SHI will be repaid. Subsequent to year ending December 31, 2009, SHI made repayment in the amount of $1,000,000. Until such time as definitive repayment terms of the remaining due from SHI are established and collectability of the due from SHI can be assessed, the Company has reclassified due from related parties in the amount of $839,462 and $2,290,913 as a component of shareholder’s equity in the accompanying 2010 and 2009 balance sheets, respectively.
Saddlebrook International Tennis, Inc. (“SIT”) operated a tennis training facility and preparatory school at the resort through April 30, 2010. SIT is solely owned by SHI. SIT owned 10 condominium units at the Resort, two of which participate in the Rental Pool Operation. The Company received revenue from SIT for services provided to SIT and its guests, which amounted to approximately $308,000, $1,046,000 and $1,203,000, for the years ended December 31, 2010, 2009 and 2008, respectively. In addition, the Company was reimbursed for actual expenses and other costs incurred on behalf of SIT.
On May 1, 2010, SIT transferred its assets, liabilities and operations to SIS. The Company received revenue from SIS for use of its facilities and services provided to SIS and its guests, which amounted to approximately $744,000 for the year ended December 31, 2010.
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
December 31, 2010 and 2009
Dempsey and Daughters, Inc. holds certain tracts of real estate and owns 24 individual condominium units at the Resort, 10 of which participate in the Rental Pool Operation. This company is solely owned by SHI. The Company was reimbursed for actual expenses incurred on behalf of Dempsey and Daughters, Inc.
The Company performs certain accounting and property management activities on behalf of the Saddlebrook Resort Condominium Association (the “Association”) and is reimbursed for expenses paid on behalf of the Association. Expenses paid on behalf of and services provided to the Association amounted to approximately $1,353,000, $1,266,000 and $1,281,000, for the years ended December 31, 2010, 2009 and 2008, respectively.
Other related party receivables and payables consist of transactions with several other entities, along with receivables from employees for resort charges and travel advances.
10.	Commitments and Contingencies
The Company is involved in litigation in the ordinary course of business. In the opinion of management, these matters are adequately covered by insurance or indemnification from other third parties and/or the effect, if any, of these claims is not material to the reported financial condition or results of operations of the Company as of December 31, 2010.
The Company also leases equipment under operating leases. Some of the leases contain annual renewal options after the initial lease term. Lease expense amounted to $86,000, $82,000 and $106,000 for the years ended December 31, 2010, 2009 and 2008, respectively.
Future minimum lease payments under non-cancelable operating leases with initial lease terms in excess of one year are as follows:

2011	$69,000
2012	69,000
2013	56,000
2014	28,000

$222,000

Saddlebrook Resorts, Inc.
Notes to Financial Statements
December 31, 2010 and 2009
11.	Investment in Stock
In 1993, the Company invested in and formed a captive insurance company, Resort Hotel Insurance Company (“RHIC”), with other resorts participating in Resort Hotel Association (“RHA”), an insurance risk purchasing group. The Company retains an equity interest in and pays insurance premiums to RHIC. The Company’s ownership is less than 10% and all amounts contributed as capital ($132,866 as of December 31, 2010) and the increase in equity cumulative to date ($215,606 as of December 31, 2010) are recorded as a component of prepaid expenses and other assets in the accompanying balance sheets. Any change in equity is reflected as a component of other income in the statements of operations. The Company’s investment approximates the proportionate net book value of the insurance company at December 31, 2010. The Company’s stock in RHIC is restricted and may not be sold in the open market. The Company may withdraw from RHA annually at the renewal date of any of its property or casualty policies.
12.	Insurance Claim
On August 12, 2007, the Company experienced damage to electrical facilities and the fire alarm system, which also resulted in the need to replace and upgrade the fire alarm system for the condominium units which are governed by Saddlebrook Resorts Condominium Association, Inc., (the “Association”). The Company and the Association filed an insurance claim. As of December 31, 2009, the Company and the Association together had incurred approximately $922,000 in cost for the repair of the damaged electrical facilities and fire alarm systems. Total reimbursement from the insurance company, adjusted by the $100,000 insurance deductible and some minor expenses not covered by the insurance policy amounted to $802,000. The Company’s share of the insurance proceeds, net of expenses not related to the replacement of the facilities and the alarm system, is recorded in other income in the accompanying 2009 and 2008 statements of operations.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors of Saddlebrook
Resorts, Inc., as Operators under the Saddlebrook
Rental Pool and Agency Appointment Agreement
We have audited the accompanying balance sheets of Saddlebrook Rental Pool Operation (funds created for participants who have entered into a rental pool agreement as explained in Note 1) as of December 31, 2010 and 2009 and the related statements of operations and changes in participants’ fund balance for each of the years in the three-year period ended December 31, 2010. These financial statements are the responsibility of the rental pool operator’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such financial statements present fairly, in all material respects, the financial position of Saddlebrook Rental Pool Operation as of December 31, 2010 and 2009 and the results of their operations and changes in participants’ fund balance for each of the years in the three-year period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.
/s/ Cherry, Bekaert & Holland, L.L.P.
March 31, 2011

Saddlebrook Rental Pool Operation
Balance Sheets
December 31, 2010 and 2009

	2010	2009
Distribution Fund
Assets
Receivable from Saddlebrook Resorts, Inc.	$549,951	$544,090

Liabilities and Participants’ Fund Balance
Due to participants for rental pool distribution	$472,237	$456,994
Due to maintenance escrow fund	77,714	87,096

	$549,951	$544,090

Maintenance Escrow Fund
Assets
Cash in bank	$599,712	$761,829
Receivables
Distribution fund	77,714	87,096
Owner payments	8,124	—
Prepaid expenses and other assets	12,580	7,816
Furniture inventory	48,619	60,174

	$746,749	$916,915

Liabilities and Participants’ Fund Balance
Due to Saddlebrook Resorts, Inc.	$89,250	$112,455
Participants’ fund balance	657,499	804,460

	$746,749	$916,915

The accompanying notes are an integral part of these financial statements.

Saddlebrook Rental Pool Operation
Statements of Operations
Years Ended December 31, 2010, 2009 and 2008

	2010	2009	2008
Distribution Fund
Rental pool revenues	$6,953,925	$7,088,595	$13,496,999

Deductions
Marketing fee	521,543	531,645	1,012,275
Management fee	869,241	886,074	1,687,125
Travel agent commissions	237,456	243,082	624,878
Credit card expense	163,291	156,106	263,283

	1,791,531	1,816,907	3,587,561

Net rental income	5,162,394	5,271,688	9,909,438
Operator share of net rental income	(2,323,077)	(2,372,260)	(4,459,247)
Other revenues (expenses)
Complimentary room revenues	21,307	43,845	62,287
Minor repairs and replacements	(141,297)	(119,425)	(165,731)

Amounts available for distribution to participants and maintenance escrow fund	$2,719,327	$2,823,848	$5,346,747

The accompanying notes are an integral part of these financial statements.

Saddlebrook Rental Pool Operation
Statements of Changes in Participants’ Fund Balance
Years Ended December 31, 2010, 2009 and 2008

	2010	2009	2008
Distribution Fund
Balances, beginning of year	$—	$—	$—
Additions
Amounts available for distribution	2,719,327	2,823,848	5,346,747
Reductions
Amounts withheld for maintenance escrow fund	(396,250)	(451,588)	(887,500)
Amounts accrued or paid to participants	(2,323,077)	(2,372,260)	(4,459,247)

Balances, end of year	$—	$—	$—

Maintenance Escrow Fund
Balances, beginning of year	$804,460	$555,680	$981,674
Additions
Amount withheld from distribution fund	396,250	451,588	887,500
Unit owner payments	45,692	50,951	317,676
Interest earned	3,764	4,727	12,111
Reductions
Unit renovations	(145,272)	(141,889)	(1,057,552)
Refunds of excess amounts in escrow accounts	(26,530)	(11,631)	(40,131)
Maintenance charges	(285,511)	(72,197)	(342,410)
Linen amortization	(135,354)	(32,769)	(203,188)

Balances, end of year	$657,499	$804,460	$555,680

The accompanying notes are an integral part of these financial statements.

Saddlebrook Rental Pool Operation
Notes to Financial Statements
December 31, 2010 and 2009
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