Form 10-Q
period 2011-03-31
SADDLEBROOK RESORTS INC
filed 2011-05-16
CIK 313151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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

Large accelerated filer ☐	Accelerated Filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
Registrant has 100,000 shares of common stock outstanding, all of which are held by an affiliate of the Registrant.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
SADDLEBROOK RESORTS, INC.
BALANCE SHEETS

	March 31,
	2011	December 31,
	(Unaudited)	2010
Assets
Current assets:
Cash and cash equivalents	$1,930,720	$1,038,368
Escrowed cash	609,761	611,012
Accounts receivable, net	2,141,141	1,521,404
Due from related parties	391,942	373,254
Inventory and supplies	1,551,419	1,625,960
Prepaid expenses and other assets	674,871	707,043

Total current assets	7,299,854	5,877,041
Property, buildings and equipment, net	21,495,563	21,930,690
Deferred charges, net	33,516	36,309

Total assets	$28,828,933	$27,844,040

Liabilities and Shareholder’s Equity
Current liabilities:
Current portion of long-term debt	$1,060,000	$1,060,000
Current portion of capital lease obligation	95,758	94,512
Escrowed deposits	609,761	611,012
Accounts payable	580,791	791,674
Accrued rental distribution	932,691	549,951
Accrued expenses and other liabilities	2,184,183	1,884,865
Current portion of deferred income	861,099	851,791
Guest deposits	839,024	827,741
Due to related parties	278,008	133,660

Total current liabilities	7,441,315	6,805,206
Long-term debt	7,420,000	7,685,000
Long-term capital lease obligation	83,722	108,134
Deferred income	1,182,353	1,197,866
Other liabilities	149,000	149,000

Total liabilities	16,276,390	15,945,206

Shareholder’s equity:
Common stock, $1.00 par value, 100,000 shares authorized and outstanding	100,000	100,000
Additional paid-in capital	1,013,127	1,013,127
Retained earnings	11,908,889	11,625,169
Due from related parties	(469,473)	(839,462)

Total shareholder’s equity	12,552,543	11,898,834

Total liabilities and shareholder’s equity	$28,828,933	$27,844,040

The accompanying Notes to Financial Statements are
an integral part of these financial statements

SADDLEBROOK RESORTS, INC.
STATEMENTS OF OPERATIONS
AND ACCUMULATED EARNINGS
(Unaudited)

	Three months ended
	March 31,
	2011	2010
Resort revenues	$7,792,333	$9,065,890

Costs and expenses:
Operating costs	5,923,208	6,553,407
Sales and marketing	304,528	404,309
General and administrative	741,617	723,062
Depreciation	477,858	495,587

Total costs and expenses	7,447,211	8,176,365

Net operating income before other expenses and (income)	345,122	889,525

Other expenses and (income):
Interest income	(4)	(203)
Other income	(4,409)	(6,867)
Interest expense	65,815	74,508

Total other expenses and (income)	61,402	67,438

Net income	283,720	822,087

Accumulated earnings at beginning of period	11,625,169	14,589,264

Accumulated earnings at end of period	$11,908,889	$15,411,351

The accompanying Notes to Financial Statements are
an integral part of these financial statements

SADDLEBROOK RESORTS, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended
	March 31,
	2011	2010
Operating activities:
Net income	$283,720	$822,087
Non-cash items included in net income:
Depreciation	477,858	495,587
Amortization of debt financing costs	2,793	2,794
Gain on the sale of assets	(563)	—
(Increase)decrease in:
Accounts receivable	(619,737)	(1,177,144)
Inventory and supplies	74,541	2,373
Prepaid expenses and other assets	32,172	(3,952)
(Decrease)increase in:
Accounts payable	(210,883)	(127,761)
Guest deposits	11,283	(245,168)
Accrued expenses and other liabilities	682,058	1,019,645
Deferred income	(6,205)	51,710

Cash flow provided by operating activities	727,037	840,171

Investing activities:
Capital expenditures	(43,669)	(55,401)
Proceeds from the sale of property and equipment	1,500	—

Cash flow used in investing activities	(42,169)	(55,401)

Financing activities:
Payments on notes payable	(265,000)	(265,000)
Payments on capital lease obligations	(23,167)	(21,987)
Net payments from related parties	495,651	1,285,784

Cash flow provided by financing activities	207,484	998,797

Net increase in cash	892,352	1,783,567
Cash at beginning of period	1,038,368	1,044,573

Cash at end of period	$1,930,720	$2,828,140

Supplemental disclosure of cash flow information:
Cash paid for interest	$63,276	$75,481

The accompanying Notes to Financial Statements are
an integral part of these financial statements.

SADDLEBROOK RESORTS, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
Note 1. Basis of Presentation
Saddlebrook Resorts, Inc. (the “Company”) developed and operates Saddlebrook Resort, which is a condominium hotel and resort located in Wesley Chapel, Florida.
The Company’s accompanying balance sheet for March 31, 2011, and its statements of operations and accumulated earnings and cash flows for the periods ended March 31, 2011 and 2010, are unaudited but reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature.
The Company’s business is seasonal. Therefore, the results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the full fiscal year.
These financial statements and related notes are presented for interim periods in accordance with the requirements of Form 10-Q and, consequently, do not include all disclosures normally provided in the Company’s Annual Report on Form 10-K. Accordingly, these financial statements and related notes should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
Note 2. Accounts Receivable

	March 31,
	2011	December 31,
	(Unaudited)	2010
Trade accounts receivable	$2,180,490	$1,560,759
Less reserve for bad debts	(39,349)	(39,355)

	$2,141,141	$1,521,404

Note 3. Property, Buildings and Equipment

	March 31,
	2011	December 31,
	(Unaudited)	2010
Land and land improvements	$6,802,067	$6,802,067
Buildings and recreational facilities	29,749,924	29,738,834
Machinery and equipment	17,469,852	17,463,682
Construction in progress	467,145	447,964

	54,488,988	54,452,547
Less accumulated depreciation	(32,993,425)	(32,521,857)

	$21,495,563	$21,930,690

The Company’s property, buildings and equipment are pledged as security for its debt (see Note 5).
Note 4. Deferred Charges

	March 31,
	2011	December 31,
	(Unaudited)	2010
Debt issue costs	$55,895	$55,895
Less accumulated amortization	(22,379)	(19,586)

	$33,516	$36,309

Note 5. Notes Payable and Capital Lease Obligation
The term note is due March 12, 2014, and requires monthly principal payments of $88,333, plus monthly payments of all accrued interest. The term note bears interest at 2.5% over the one month LIBOR index. The rate as of March 31, 2011 was 2.76%. The note is collateralized by all current and subsequently acquired real and personal property. At March 31, 2011, the outstanding balance on this term note was $8,480,000.
On February 11, 2009, the Company entered into a capital lease for the purchase of vehicles in the amount of $370,542. The capital lease is secured by the vehicles purchased, matures in January 2013 and requires monthly payments of $8,574, including interest at 5.24%. At March 31, 2011, the amount due on the capital lease obligation was $179,480.
Note 6. Related Party Receivables and Payables
Related party receivables and payables at March 31, 2011 and December 31, 2010 are the result of net intercompany transactions and cash transfers between the Company and its shareholder and affiliated companies. Related party receivables and payables are unsecured and non-interest bearing.
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

SADDLEBROOK RENTAL POOL OPERATION
BALANCE SHEETS
DISTRIBUTION FUND

	March 31,
	2011	December 31,
	(Unaudited)	2010
Assets
Receivable from Saddlebrook Resorts, Inc.	$932,691	$549,951

Liabilities and Participants’ Fund Balance
Due to participants for rental pool distribution	$782,710	$472,237
Due to maintenance escrow fund	149,981	77,714

	$932,691	$549,951

MAINTENANCE ESCROW FUND

	March 31,
	2011	December 31,
	(Unaudited)	2010
Assets
Cash and cash equivalents	$596,761	$599,712
Receivables:
Distribution fund	149,981	77,714
Owner payments	—	8,124
Prepaid expenses and other assets	3,584	12,580
Furniture Inventory	48,536	48,619

	$798,862	$746,749

Liabilities and Participants’ Fund Balance
Accounts payable	$80,856	$89,250
Participants’ fund balance	718,006	657,499

	$798,862	$746,749

SADDLEBROOK RENTAL POOL OPERATION
STATEMENTS OF OPERATIONS
(Unaudited)
DISTRIBUTION FUND

	Three months ended
	March 31,
	2011	2010

Rental pool revenue	$2,310,985	$2,888,952

Deductions:
Marketing fee	173,324	216,671
Management fee	288,873	361,119
Travel agent commissions	57,405	93,368
Credit card expense	52,028	61,860

	571,630	733,018

Net rental income	1,739,355	2,155,934
Less operator share of net rental income	(782,710)	(970,170)
Other revenues (expenses):
Complimentary room revenues	6,630	6,161
Minor repairs and replacements	(30,584)	(34,231)

Amount available for distribution	$932,691	$1,157,694

SADDLEBROOK RENTAL POOL OPERATION
STATEMENTS OF CHANGES IN PARTICIPANTS’ FUND BALANCES
(Unaudited)
DISTRIBUTION FUND

	Three months ended
	March 31,
	2011	2010
Balance at beginning of period	$—	$—

Additions:
Amount available for distribution	932,691	1,157,694

Reductions:
Amount withheld for maintenance escrow fund	(149,981)	(187,524)
Amount accrued or paid to participants	(782,710)	(970,170)

Balance at end of period	$—	$—

MAINTENANCE ESCROW FUND

	Three months ended
	March 31,
	2011	2010
Balance at beginning of period	$657,499	804,460

Additions:
Amount withheld from distribution fund	149,981	187,524
Unit owner payments	20,353	7,292
Interest earned	378	1,115

Reductions:
Escrow account refunds	(13,146)	(20,375)
Maintenance charges	(76,991)	(68,112)
Unit renovations	4,625	10
Linen replacement	(24,693)	(38,363)

Balance at end of period	$718,006	$873,551

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Results of Operations
First quarter 2011 compared to first quarter 2010
The Company’s total revenues for the three months ended March 31, 2011 decreased approximately $1,274,000, about 14%, from the same period in the prior year. Rental Pool revenues decreased $578,000, or about 20% from the comparable period last year. These decreases are directly related to a decrease in the number of paid unit nights of about 18%, along with a 3% decrease in the average room rate.
The decrease of $729,000 in operating costs and expenses for the Company is consistent with the decreases in revenues. The $161,000 decrease in operating costs and expenses for the Rental Pool Operation is directly related to the decreases in revenues.
Net Income for the Company decreased $538,000 from the comparable period last year. Amounts available for distribution for the Rental Pool Operation decreased $225,000 from the first quarter of 2010.
Impact of Current Economic Conditions
The Company believes that the reduced occupancy rates continue as a result of the current state of the United States’ economy, and the fact that businesses have altered their spending patterns in response. This has resulted in fewer group (corporate) bookings.
In response to this trend the Company has increased its marketing efforts toward the social clientele by developing packages designed to target more social guests, including families. These social packages are being promoted through the Company’s website as well as through travel wholesalers and with emphasis on e-commerce sites. Additionally, management has implemented programs and measures to help the Company get back to positive operating income for the year ending December 31, 2011. These programs and measures include cost control programs, consolidation of restaurant operations and efforts to increase brand awareness and recognition of the Golf Academy. Additionally, the Company has increased its group (corporate meeting) sales staff in response to a recent growth trend in meeting and group sales for the second half of 2011 and for 2012.

Liquidity and Capital Resources
Future operating costs and planned expenditures for minor capital additions and improvements are expected to be adequately funded by the Company’s and its affiliates’ current cash reserves and cash generated by resort operations. The Company’s term note obtained from a third-party lender bears interest at 2.5% over the one month LIBOR index (2.76% at March 31, 2011) and matures in March 2014.
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
The Company’s invested cash is subject to changes in market interest rates. Otherwise, the Company does not have significant market risk with respect to foreign currency exchanges or other market rates.
The Company’s term note bears interest at 2.5% over the one month LIBOR index and matures on March 12, 2014.

Item 4T.	Controls and Procedures
The Company’s management, including the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures as of March 31, 2011, pursuant to Exchange Act Rule 15d-15. Based upon that evaluation, the Company’s Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2011 in timely alerting them to material information required to be included in the Company’s periodic SEC filings.
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
There were no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2011 that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.
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

SADDLEBROOK RESORTS, INC. (Registrant)
Date: May 16, 2011	/s/ Donald L. Allen
Donald L. Allen
Vice President and Treasurer (Principal Financial and Accounting Officer)