Form 10-Q
period 2011-06-30
SADDLEBROOK RESORTS INC
filed 2011-08-12
CIK 313151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company:

Large accelerated filer	☐	Accelerated Filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Registrant has 100,000 shares of common stock outstanding, all of which are held by an affiliate of the Registrant.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SADDLEBROOK RESORTS, INC.

BALANCE SHEETS

	June 30, 2011 (Unaudited)	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$815,982	$1,038,368
Escrowed cash	654,642	611,012
Accounts receivable, net	963,188	1,521,404
Due from related parties	464,969	373,254
Inventory and supplies	1,559,538	1,625,960
Prepaid expenses and other current assets	853,694	707,043

Total current assets	5,312,013	5,877,041
Property, buildings and equipment, net	21,117,424	21,930,690
Deferred charges, net	30,723	36,309

Total assets	$26,460,160	$27,844,040

Liabilities and Shareholder’s Equity
Current liabilities:
Current portion of long-term debt	$1,060,000	$1,060,000
Current portion of capital lease obligation	97,018	94,512
Escrowed deposits	654,642	611,012
Accounts payable	502,647	791,674
Accrued rental distribution	616,146	549,951
Accrued expenses and other liabilities	2,037,512	1,884,865
Current portion of deferred income	793,535	851,791
Guest deposits	965,705	827,741
Due to related parties	126,561	133,660

Total current liabilities	6,853,766	6,805,206
Long-term debt	7,155,000	7,685,000
Long-term capital lease obligation	58,990	108,134
Deferred income	1,139,516	1,197,866
Other liabilities	—	149,000

Total liabilities	15,207,272	15,945,206

Shareholder’s equity:
Common stock, $1.00 par value, 100,000 shares authorized and outstanding	100,000	100,000
Additional paid-in capital	1,013,127	1,013,127
Retained earnings	11,015,900	11,625,169
Due from related parties	(876,139)	(839,462)

Total shareholder’s equity	11,252,888	11,898,834

	$26,460,160	$27,844,040

The accompanying Notes to Financial Statements are

an integral part of these financial statements

SADDLEBROOK RESORTS, INC.

STATEMENTS OF OPERATIONS

AND ACCUMULATED EARNINGS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

Revenues	$6,101,004	$7,653,977	$13,893,337	$16,719,868

Costs and expenses:
Operating costs	5,332,199	6,446,607	11,255,407	13,000,015
Sales and marketing	359,864	409,835	664,392	814,144
General and administrative	791,562	743,547	1,533,179	1,466,609
Depreciation	477,855	483,842	955,713	979,429

Total costs and expenses	6,961,480	8,083,831	14,408,691	16,260,197

Net operating (loss) income before other income (expenses)	(860,476)	(429,854)	(515,354)	459,671

Other income (expenses)
Interest income	93	1,089	97	1,292
Other income	32,060	6,346	36,469	13,213
Interest expense	(64,666)	(74,936)	(130,481)	(149,444)

Total other (expenses) income	(32,513)	(67,501)	(93,915)	(134,939)

Net (loss) income	(892,989)	(497,355)	(609,269)	324,732

Accumulated earnings at beginning of period	11,908,889	15,411,351	11,625,169	14,589,264

Accumulated earnings at end of period	$11,015,900	$14,913,996	$11,015,900	$14,913,996

The accompanying Notes to Financial Statements are

an integral part of these financial statements

SADDLEBROOK RESORTS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
	2011	2010
Operating activities:
Net (loss) income	$(609,269)	$324,732
Non-cash items included in net income:
Provision for doubtful accounts	(2,729)	(60)
Depreciation	955,713	979,429
Amortization of debt financing costs	5,586	5,587
Gain on sale of assets	(428)	—
Decrease (increase) in:
Accounts receivable	560,945	(434,519)
Inventory and supplies	66,422	(38,120)
Prepaid expenses and other assets	(146,651)	(132,676)
(Decrease) increase in:
Accounts payable	(289,027)	(127,806)
Accrued rental distribution	66,195	215,154
Guest deposits	137,964	(467,578)
Accrued expenses and other liabilities	3,647	765,161
Deferred income	(116,606)	(50,334)

Cash flow provided by operating activities	631,762	1,038,970

Investing activities:
Capital expenditures	(143,819)	(107,384)
Proceeds from the sale of property and equipment	1,800	—

Cash flow used in investing activities	(142,019)	(107,384)

Financing activities:
Payments on long-term debt	(530,000)	(530,000)
Payments on capital lease obligations	(46,638)	(44,264)
Net (advances to) collections from related parties	(135,491)	588,143

Cash flow (used in) provided by financing activities	(712,129)	13,879

Net (decrease) increase in cash and cash equivalents	(222,386)	945,465
Cash and cash equivalents at beginning of period	1,038,368	1,044,573

Cash and cash equivalents at end of period	$815,982	$1,990,038

Supplemental disclosure of cash flow information:
Cash paid for interest	$125,688	$150,515

The accompanying Notes to Financial Statements are

an integral part of these financial statements.

SADDLEBROOK RESORTS, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

Saddlebrook Resorts, Inc. (the “Company”) developed and operates Saddlebrook Resort, which is a condominium hotel and resort located in Wesley Chapel, Florida.

The Company’s accompanying balance sheet for June 30, 2011, and its statements of operations and accumulated earnings and cash flows for the periods ended June 30, 2011 and 2010, are unaudited but reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature.

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

Note 2. Accounts Receivable

	June 30, 2011 (Unaudited)	December 31, 2010
Trade accounts receivable	$999,814	$1,560,759
Less allowance for bad debts	(36,626)	(39,355)

	$963,188	$1,521,404

Note 3. Property, Buildings and Equipment

	June 30, 2011 (Unaudited)	December 31, 2010
Land and land improvements	$6,802,067	$6,802,067
Buildings and recreational facilities	29,770,911	29,738,834
Machinery and equipment	17,507,347	17,463,682
Construction in progress	505,237	447,964

	54,585,562	54,452,547
Less accumulated depreciation	(33,468,138)	(32,521,857)

	$21,117,424	$21,930,690

The Company’s property, buildings and equipment are pledged as security for its debt (see Note 5).

Note 4. Deferred Charges

	June 30, 2011 (Unaudited)	December 31, 2010
Debt issue costs	$55,895	$55,895
Less accumulated amortization	(25,172)	(19,586)

	$30,723	$36,309

Note 5. Long-term debt and Capital Lease Obligation

The term note is due March 12, 2014, and requires monthly principal payments of $88,333, plus monthly payments of all accrued interest. The term note bears interest at 2.5% over the one month LIBOR index. The rate as of June 30, 2011 was 2.70%. The note is collateralized by all current and subsequently acquired real and personal property. At June 30, 2011, the outstanding balance on this term note was $8,215,000.

On February 11, 2009, the Company entered into a capital lease for the purchase of vehicles in the amount of $370,542. The capital lease is secured by the vehicles purchased, matures in January 2013 and requires monthly payments of $8,574, including interest at 5.24%. At June 30, 2011, the amount due on the capital lease obligation was $156,008.

Note 6. Related Party Receivables

Related party receivables and payables at June 30, 2011 and December 31, 2010 are the result of net intercompany transactions and cash transfers between the Company and its shareholder and affiliated companies. Related party receivables and payables are unsecured and non-interest bearing.

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

SADDLEBROOK RENTAL POOL OPERATION

BALANCE SHEETS

DISTRIBUTION FUND

	June 30, 2011 (Unaudited)	December 31, 2010
Assets
Receivable from Saddlebrook Resorts, Inc.	$616,146	$549,951

Liabilities and Participants’ Fund Balance
Due to participants for rental pool distribution	$526,017	$472,237
Due to maintenance escrow fund	90,129	77,714

	$616,146	$549,951

MAINTENANCE ESCROW FUND

	June 30, 2011 (Unaudited)	December 31, 2010
Assets
Cash and cash equivalents	$639,942	$599,712
Receivables:
Distribution fund	90,129	77,714
Owner payments	—	8,124
Furniture Inventory	49,055	48,619
Prepaid expenses and other assets	9,758	12,580

	$788,884	$746,749

Liabilities and Participants’ Fund Balance
Accounts payable	$63,688	$89,250
Participants’ fund balance	725,196	657,499

	$788,884	$746,749

SADDLEBROOK RENTAL POOL OPERATION

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

Rental pool revenues	$1,575,226	$1,947,069	$3,886,211	$4,836,021

Deductions:
Marketing fee	118,142	146,030	291,466	362,701
Management fee	196,903	243,384	485,776	604,503
Travel agent commissions	43,987	57,958	101,392	151,326
Credit card expense	44,267	46,518	96,295	108,378
Provision for bad debts	3,000	—	3,000	—

	406,299	493,890	977,929	1,226,908

Net rental income	1,168,927	1,453,179	2,908,282	3,609,113
Less operator share of net rental income	(526,017)	(653,931)	(1,308,727)	(1,624,101)
Other revenues (expenses):
Complimentary room revenues	5,993	6,207	12,623	12,368
Minor repairs and replacements	(32,757)	(46,211)	(63,341)	(80,442)

Amount available for distribution	$616,146	$759,244	$1,548,837	$1,916,938

SADDLEBROOK RENTAL POOL OPERATION

STATEMENTS OF CHANGES IN PARTICIPANTS’ FUND BALANCES

(Unaudited)

DISTRIBUTION FUND

	Six months ended June 30,
	2011	2010
Balance at beginning of period	$—	$—

Additions:
Amount available for distribution	1,548,837	1,916,938

Reductions:
Amount withheld for maintenance escrow fund	(240,110)	(292,837)
Amount accrued or paid to participants	(1,308,727)	(1,624,101)

Balance at end of period	$—	$—

MAINTENANCE ESCROW FUND

	Six months ended June 30,
	2011	2010
Balance at beginning of period	$657,499	804,460

Additions:
Amount withheld from distribution fund	240,110	292,837
Unit owner payments	35,630	14,015
Interest earned	778	2,165

Reductions:
Escrow account refunds	(16,940)	(25,555)
Maintenance charges	(137,933)	(142,435)
Unit renovations	4,625	—
Linen replacement	(58,573)	(60,403)

Balance at end of period	$725,196	$885,084

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

Results of Operations

Second quarter 2011 compared to second quarter 2010

The Company’s total revenues decreased approximately $1,553,000, or about 20%, for the three months ended June 30, 2011 compared to the same period in the prior year. Total revenues for the Rental Pool decreased approximately $372,000, or about 20%. These changes are directly related to a decrease in occupancy of approximately 24% over the prior period.

Total costs and expenses decreased approximately $1,122,000, or about 14%, for the Company, and $88,000 for the Rental Pool Operation.

The Company experienced a net loss for the quarter of approximately $893,000. Amounts available for distribution for the Rental Pool Operation decreased approximately $143,000 from the comparable period last year.

First six months 2011 compared to first six months 2010

The Company’s total revenues decreased approximately $2,827,000, about 17%, for the six months ended June 30, 2011 compared to the same period in the prior year. The total revenues for the Rental Pool decreased approximately $950,000, or about 20%. Both of these decreases are directly related to the decrease in occupancy of approximately 21% when comparing the two periods.

Total costs and expenses for the Company decreased approximately $1,852,000 or 12%. Total costs and expenses for the Rental Pool Operation decreased by about $249,000.

The Company experienced a loss for the period of approximately $609,000, compared with a net income of approximately $325,000 in the comparable period. Amounts available for distribution for the Rental Pool Operation decreased approximately $368,000 over the same period in the prior year.

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

Liquidity and Capital Resources

Future operating costs and planned expenditures for minor capital additions and improvements are expected to be adequately funded by the Company’s and its affiliates’ current cash reserves and cash generated by resort operations. The Company’s term note obtained from a third-party lender bears interest at 2.5% over the one month LIBOR index (2.70% at June 30, 2011) and matures in March 2014.

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

Item 4.T. Controls and Procedures

The Company’s management, including the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures as of June 30, 2011, pursuant to Exchange Act Rule 15d-15. Based upon that evaluation, the Company’s Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2011 in timely alerting them to material information required to be included in the Company’s periodic SEC filings.

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

There were no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2011 that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

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

101 – Interactive Data File

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SADDLEBROOK RESORTS, INC.
(Registrant)

Date: August 12, 2011	/s/ Donald L. Allen
Donald L. Allen
Vice President and Treasurer
(Principal Financial and
Accounting Officer)