Form 10-Q
period 2011-09-30
SADDLEBROOK RESORTS INC
filed 2011-11-14
CIK 313151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SADDLEBROOK RESORTS, INC.

BALANCE SHEETS

	September 30, 2011 (Unaudited)	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$714,582	$1,038,368
Escrowed cash	547,210	611,012
Accounts receivable, net	646,998	1,521,404
Due from related parties	623,481	373,254
Inventory and supplies	1,549,994	1,625,960
Prepaid expenses and other current assets	791,680	707,043

Total current assets	4,873,945	5,877,041
Property, buildings and equipment, net	21,009,701	21,930,690
Deferred charges, net	27,930	36,309

Total assets	$25,911,576	$27,844,040

Liabilities and Shareholder’s Equity
Current liabilities:
Current portion of long-term debt	$1,060,000	$1,060,000
Current portion of capital lease obligation	98,295	94,512
Escrowed deposits	547,210	611,012
Accounts payable	480,010	791,674
Accrued rental distribution	302,022	549,951
Accrued expenses and other liabilities	2,122,077	1,884,865
Current portion of deferred income	733,935	851,791
Guest deposits	657,689	827,741
Due to related parties	—	133,660

Total current liabilities	6,001,238	6,805,206
Long-term debt	6,890,000	7,685,000
Capital lease obligation	33,930	108,134
Deferred income	1,078,157	1,197,866
Due to related parties	1,412,279	—
Other liabilities	—	149,000

Total liabilities	15,415,604	15,945,206

Shareholder’s equity:
Common stock, $1.00 par value, 100,000 shares authorized and outstanding	100,000	100,000
Additional paid-in capital	1,013,127	1,013,127
Accumulated earnings	9,382,845	11,625,169
Due from related parties	—	(839,462)

Total shareholder’s equity	10,495,972	11,898,834

	$25,911,576	$27,844,040

The accompanying Notes to Financial Statements are an integral part of these financial statements

SADDLEBROOK RESORTS, INC.

STATEMENTS OF OPERATIONS

AND ACCUMULATED EARNINGS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010

Revenues	$3,817,967	$3,824,289	$17,711,304	$20,544,157

Costs and expenses:
Operating costs	3,967,502	4,337,760	15,222,909	17,337,775
Sales and marketing	332,346	355,452	996,738	1,169,596
General and administrative	607,704	763,889	2,140,883	2,230,498
Depreciation	487,096	480,614	1,442,809	1,460,043

Total costs and expenses	5,394,648	5,937,715	19,803,339	22,197,912

Net operating loss before other (income) expenses	(1,576,681)	(2,113,426)	(2,092,035)	(1,653,755)

Other (income) expenses
Interest income	(659)	(960)	(756)	(2,252)
Other (income) expense	(5,221)	4,234	(41,690)	(8,979)
Interest expense	62,254	73,463	192,735	222,907

Total other (income) expenses	56,374	76,737	150,289	211,676

Net loss	(1,633,055)	(2,190,163)	(2,242,324)	(1,865,431)

Accumulated earnings at beginning of period	11,015,900	14,913,996	11,625,169	14,589,264

Accumulated earnings at end of period	$9,382,845	$12,723,833	$9,382,845	$12,723,833

The accompanying Notes to Financial Statements are an integral part of these financial statements

SADDLEBROOK RESORTS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,
	2011	2010

Operating activities:
Net loss	$(2,242,324)	$(1,865,431)
Non-cash items included in net loss:
Provision for doubtful accounts	(2,729)	(14,492)
Depreciation	1,442,809	1,460,043
Amortization of deferred charges	8,379	8,380
Gain on sale of assets	(428)	—
Decrease (increase) in:
Accounts receivable	877,135	986,865
Inventory and supplies	75,966	(33,603)
Prepaid expenses and other current assets	(84,636)	(81,005)
(Decrease) increase in:
Accounts payable	(311,665)	(211,528)
Accrued rental distribution	(247,929)	(291,652)
Guest deposits	(170,052)	(424,350)
Accrued expenses and other liabilities	88,212	619,656
Deferred income	(237,565)	(133,105)

Cash flow (used in) provided by operating activities	(804,827)	19,778

Investing activities:
Capital expenditures	(523,192)	(167,160)
Proceeds from the sale of property and equipment	1,800	—

Cash flow used in investing activities	(521,392)	(167,160)

Financing activities:
Payments on long-term debt	(795,000)	(795,000)
Payments on capital lease obligations	(70,421)	(66,832)
Net repayments from related parties	1,867,854	539,702

Cash flow provided by (used in) financing activities	1,002,433	(322,130)

Net decrease in cash and cash equivalents	(323,786)	(469,512)
Cash and cash equivalents at beginning of period	1,038,368	1,044,573

Cash and cash equivalents at end of period	$714,582	$575,061

Supplemental disclosure of cash flow information:
Cash paid for interest	$184,356	$216,280

The accompanying Notes to Financial Statements are an integral part of these financial statements.

SADDLEBROOK RESORTS, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

Saddlebrook Resorts, Inc. (the “Company”) developed and operates Saddlebrook Resort, which is a condominium hotel and resort located in Wesley Chapel, Florida.

The Company’s accompanying balance sheet for September 30, 2011, and its statements of operations and accumulated earnings and cash flows for the periods ended September 30, 2011 and 2010, are unaudited but reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature.

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

Note 2. Accounts Receivable

	September 30, 2011 (Unaudited)	December 31, 2010
Trade accounts receivable	$683,624	$1,560,759
Less allowance for bad debts	(36,626)	(39,355)

	$646,998	$1,521,404

Note 3. Property, Buildings and Equipment

	$21,009,701	$21,009,701
	September 30, 2011 (Unaudited)	December 31, 2010
Land and land improvements	$6,802,067	$6,802,067
Buildings and recreational facilities	30,005,637	29,738,834
Machinery and equipment	17,656,270	17,463,682
Construction in progress	499,384	447,964

	54,963,358	54,452,547
Less accumulated depreciation	(33,953,657)	(32,521,857)

	$21,009,701	$21,930,690

The Company’s property, buildings and equipment are pledged as security for its debt (see Note 5).

Note 4. Deferred Charges

	$21,009,701	$21,009,701
	September 30, 2011 (Unaudited)	December 31, 2010
Debt issue costs	$55,895	$55,895
Less accumulated amortization	(27,965)	(19,586)

	$27,930	$36,309

Note 5. Long-Term Debt and Capital Lease Obligation

Long-term debt is a bank note payable which is due March 12, 2014, and requires monthly principal payments of $88,333, plus monthly payments of all accrued interest. The term note bears interest at 2.5% over the one month LIBOR index. The rate as of September 30, 2011 was 2.71%. The note is collateralized by all current and subsequently acquired real and personal property. At September 30, 2011, the outstanding balance on this term note was $6,890,000.

On February 11, 2009, the Company entered into a capital lease for the purchase of vehicles in the amount of $370,542. The capital lease is secured by the vehicles purchased, matures in January 2013 and requires monthly payments of $8,574, including interest at 5.24%. Total depreciation expense on the assets under the lease was approximately $14,000 and $42,000 for the three and nine months ended September 30, 2011, respectively.

Note 6. Due from (to) Related Parties

Due from (to) related parties at September 30, 2011 and December 31, 2010 are the result of net intercompany transactions and cash transfers between the Company and its shareholder and affiliated companies, which are unsecured and non-interest bearing.

Note 7. Income Taxes

The Company is currently a member of a Qualified Subchapter S Subsidiary Group. Accordingly, no income tax expense was reflected in the Company’s operating results as the tax is assessed to the shareholders of its parent company.

SADDLEBROOK RENTAL POOL OPERATION

BALANCE SHEETS

DISTRIBUTION FUND

	September 30, 2011 (Unaudited)	December 31, 2010
Assets
Receivable from Saddlebrook Resorts, Inc.	$302,022	$549,951

Liabilities
Due to participants for rental pool distribution	$259,628	$472,237
Due to maintenance escrow fund	42,394	77,714

	$302,022	$549,951

MAINTENANCE ESCROW FUND

	September 30, 2011 (Unaudited)	December 31, 2010
Assets
Cash and cash equivalents	$528,528	$599,712
Receivables:
Distribution fund	42,394	77,714
Owner payments	—	8,124
Furniture inventory	48,986	48,619
Prepaid expenses and other assets	3,868	12,580

	$623,776	$746,749

Liabilities and Participants’ Fund Balance
Accounts payable	$28,887	$89,250
Participants’ fund balance	594,889	657,499

	$623,776	$746,749

SADDLEBROOK RENTAL POOL OPERATION

STATEMENTS OF OPERATIONS - DISTRIBUTION FUND

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010

Rental pool revenues	$773,085	$696,591	$4,659,296	$5,532,612

Deductions:
Marketing fee	57,981	52,244	349,447	414,945
Management fee	96,636	87,074	582,412	691,577
Travel agent commissions	22,465	31,424	123,857	182,750
Credit card expense	19,052	21,984	115,347	130,362
Bad debt reserve	—	—	3,000	—

	196,134	192,726	1,174,063	1,419,634

Net rental income	576,951	503,865	3,485,233	4,112,978
Less operator share of net rental income	(259,628)	(226,739)	(1,568,355)	(1,850,840)
Other revenues (expenses):
Complimentary room revenues	9,152	2,639	21,775	15,007
Minor repairs and replacements	(24,453)	(27,327)	(87,794)	(107,769)

Amount available for distribution	$302,022	$252,438	$1,850,859	$2,169,376

SADDLEBROOK RENTAL POOL OPERATION

STATEMENTS OF CHANGES IN PARTICIPANTS’ FUND BALANCES

(Unaudited)

DISTRIBUTION FUND

	(1,568,355)	(1,568,355)
	Nine months ended September 30,
	2011	2010
Balance at beginning of period	$—	$—

Additions:
Amount available for distribution	1,850,859	2,169,376

Reductions:
Amount withheld for maintenance escrow fund	(282,504)	(318,536)
Amount accrued or paid to participants	(1,568,355)	(1,850,840)

Balance at end of period	$—	$—

MAINTENANCE ESCROW FUND

	(1,568,355)	(1,568,355)
	Nine months ended September 30,
	2011	2010
Balance at beginning of period	$657,499	804,460

Additions:
Amount withheld from distribution fund	282,504	318,536
Unit owner payments	192,458	24,311
Interest earned	1,121	3,084

Reductions:
Escrow account refunds	(17,709)	(25,555)
Maintenance charges	(169,974)	(244,999)
Unit renovations	(262,243)	(46,397)
Linen replacement	(88,767)	(109,006)

Balance at end of period	$594,889	$724,434

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

Results of Operations

Third quarter 2011 compared to third quarter 2010

The Company’s total revenues decreased approximately $6,000, less than 1%, for the three months ended September 30, 2011 compared to the same period in the prior year. While occupancy remained flat when comparing the two periods, the Company did experience an increase in the average room rate, however experienced slight decreases in the revenue per occupied room for other ancillary income. Total revenues for the Rental Pool Operation increased approximately $76,000, or about 11%. This increase is directly related to the increase in the average room rate when comparing the two periods.

Total costs and expenses for the Company decreased by $543,000 when compared to the same period in the prior year. This decrease is related to cost control programs and measures implemented by management. Total costs and expenses for the Rental Pool Operation increased by about $3,000.

The Company experienced a net loss for the quarter of approximately $1,633,000, compared with a net loss of approximately $2,190,000 in the same period in the prior year. Amounts available for distribution for the Rental Pool Operation increased $50,000 from the comparable period last year.

First nine months 2011 compared to first nine months 2010

The Company’s total revenues decreased approximately $2,833,000, or about 14% for the nine months ended September 30, 2011 compared to the same period in the prior year. The total revenues for the Rental Pool Operation decreased approximately $873,000, or about 16%. Both of these decreases are directly related to a decrease in occupancy of approximately 16% when comparing the two periods.

Total costs and expenses for the Company decreased approximately $2,395,000. This decrease is related to the decrease in revenues, along with cost control programs and measures implemented by management. Costs and expenses for the Rental Pool Operation decreased approximately $246,000. This decrease is consistent with the decrease in Rental Pool Operation revenues.

Net loss for the Company was approximately $2,242,000, compared to an approximate net loss of $1,865,000 in the comparable period last year. Amounts available for distribution for the Rental Pool Operation decreased $319,000 over the same period in the prior year.

Impact of Current Economic Conditions

The Company believes that the reduced occupancy rates, when compared to periods prior to the year 2008, continue as a result of the current state of the United States’ economy, and the fact that businesses have altered their spending patterns in response. This has resulted in fewer group (corporate) bookings.

In response to this trend the Company has increased its marketing efforts toward the social clientele by developing packages designed to target more social guests, including families. These social packages are being promoted through the Company’s website as well as through travel wholesalers and with emphasis on e-commerce sites. Management has also implemented programs and measures to help the Company get back to positive operating income. These programs and measures include cost control programs, consolidation of restaurant operations and efforts to increase brand awareness and recognition of the Golf Academy. Additionally, the Company has increased its group (corporate meeting) sales staff.

Liquidity and Capital Resources

Future operating costs and planned expenditures for minor capital additions and improvements are expected to be adequately funded by the Company’s and its affiliates’ current cash reserves and cash generated by resort operations. The Company’s term note obtained from a third-party lender bears interest at 2.5% over the one month LIBOR index (2.71% at September 30, 2011) and matures in March 2014.

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

Item 4.T. Controls and Procedures

The Company’s management, including the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures as of September 30, 2011, pursuant to Exchange Act Rule 15d-15. Based upon that evaluation, the Company’s Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2011 in timely alerting them to material information required to be included in the Company’s periodic SEC filings.

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

There were no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2011 that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

101 - Interactive Data Files

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SADDLEBROOK RESORTS, INC.
(Registrant)

Date: November 14, 2011	/s/ Donald L. Allen
Donald L. Allen
Vice President and Treasurer
(Principal Financial and
Accounting Officer)