Form 10-K
period 2011-12-31
SADDLEBROOK RESORTS INC
filed 2012-03-30
CIK 313151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    YES  ☐    NO  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. Not applicable

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Although the Resort’s reputation in the conference-hosting industry is excellent, the market for these services is extremely competitive. Consequently, the Resort aggressively competes against numerous resort hotels and convention facilities both in central Florida and nationwide.

At December 31, 2011, there were approximately 512 persons employed by the Company. The Company’s management relationship with its employees is excellent and there are no collective bargaining agreements.

Item 1A. Risk Factors

Not applicable.

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

A total of 556 condominium units are at the Resort comprised of one-, two- and three-bedroom suites. Of these condominium units, 408 are designed for hotel occupancy and located in an area called the Walking Village. The remaining 148 are slightly larger, designed for longer-termed rental, and are located in an area called the Lakeside Village. At December 31, 2011, there were 533 hotel accommodations participating in the Rental Pool. The three-bedroom condominium units become hotel accommodations as a two-bedroom suite with a separate adjoining hotel room. Some two-bedroom condominium units become hotel accommodations as a one-bedroom suite with a separate adjoining hotel room.

Item 3. Legal Proceedings

The Company is involved in litigation in the ordinary course of business. In the opinion of the Company’s management, insurance or indemnification from other third parties adequately covers these matters. The effect, if any, of these claims is considered immaterial to the Company’s financial condition and results of operations.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

Not applicable.

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

Recent Accounting and Reporting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies that may have an impact on our accounting and reporting. We believe that such recently issued accounting pronouncements and other authoritative guidance for which the effective date is in the future either will not have an impact on our accounting or reporting or that such impact will not be material to our financial position, results of operations, and cash flows when implemented.

Critical Accounting Policies and Estimates

The following accounting policies are considered critical by the Company’s management. These and other accounting policies require that estimates be made based on assumptions and judgment that affect revenues, expenses, assets, liabilities and disclosure of contingencies in the Company’s financial statements. These estimates and assumptions are based on historical experience and on various other factors that are believed to be reasonable under the circumstances. However, actual results may differ from these estimates due to different conditions.

Asset Impairments – The Company’s management periodically evaluates whether there has been a permanent impairment of long-lived assets. The Company’s management believes that the accounting estimates related to asset impairments are critical estimates for the following reasons: (1) the ongoing changes in management’s expectations regarding future utilization of assets; and (2) the impact of an impairment on reported assets and earnings could be material. During the years ended December 31, 2011, 2010 and 2009, the Company’s management evaluated assets for impairment and concluded that the sum of the undiscounted expected future cash flows (excluding interest charges) from its assets exceeded their then current carrying values. Accordingly, the Company did not recognize an impairment charge.

Depreciation Expense – The Company provides for depreciation using the straight-line method at annual rates that amortize the original costs, net of salvage values, of the depreciable assets over their estimated useful lives. Management’s estimation of assets’ useful lives are critical estimates for the following reasons: (1) forecasting the salvage value for long-lived assets over a long period of time is subjective; (2) changes may take place that could render an asset obsolete or uneconomical; and (3) a change in the useful life of a long-lived asset could have a material impact on reported results of operations and reported asset values. The Company’s management believes the estimated useful life corresponds to the anticipated physical life for most assets. Although it is difficult to predict values far into the future, the Company has a long history of actual costs and values that are considered in reaching a conclusion as to the appropriate useful life of an asset.

Revenue Recognition – The Company’s revenues are derived from a variety of sources including, but not limited to, hotel operations, food and beverage operations, retail sales, golf course greens fees, and are recognized as products are delivered or services are performed. Revenues from membership initiation fees are recognized over the average life of the memberships, which management has estimated to be approximately 12 years.

Allowance for Doubtful Accounts – The Company establishes an allowance for doubtful accounts for accounts receivable based upon factors surrounding specific customers, historical trends and other information.

Loss Contingencies – The Company estimates loss contingencies in accordance with FASB ASC 450-20 Loss Contingencies, which states that a loss contingency shall be accrued by a charge to income if both of the following conditions are met: (a) information available before the financial statements are issued or are available to be issued indicates that it is probable that a liability had been incurred at the date of the financial statements and (b) the amount of loss can be reasonably estimated. We do not believe that the ultimate resolution of our litigation matters will have an adverse effect on the Company’s financial position and results of operations. As such, there have been no adjustments for loss contingencies to the accompanying financial statements as of and for the year ended December 31, 2011.

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

As a result of the continuing economic recession, the hospitality industry has suffered significant declines in terms of hotel rates and occupancy since the year 2009. These negative industry trends have similarly impacted the Company’s revenues during this period, which contributed to the Company’s approximate $3,244,000 net loss in 2011 and approximate $2,964,000 net loss in 2010.

In response to this situation, management has implemented the following programs and measures to help the Company mitigate these unfavorable conditions.

1. Management has continued their focus on controlling the variable costs for the Company. This includes reducing labor costs and sales and marketing expenses.

2. During the first quarter of 2012, the Company has experienced increased resort revenues primarily due to increased group bookings and the related activity compared to the same period in 2011. During 2011, the Company invested significantly in the grounds and building exteriors to increase the attractiveness for potential group and social customers when visiting the Resort and planning for conferences, meetings or social events such as weddings. As a result of this investment, the Company has experienced and continues to expect increased group bookings for the remainder of 2012 and 2013 that have not been experienced during the prior years. These increased bookings are expected to positively impact the Company’s results of operations during 2012 including the summer months which is typically the slower time of the year.

3. The Company is beginning the second year of its association with 2 top golf teaching professionals which has significantly increased the brand awareness and recognition of the Company’s Golf Academy by industry leaders. As stated above, the Company has significantly invested in the Resort’s grounds specifically upgraded golf training facilities. These investments have resulted in increased students attending the Golf Academy during 2012 and 2013 including attendance by foreign students during the summer months.

Liquidity and Capital Resources

Future operating costs and planned expenditures for minor capital additions and improvements are expected to be adequately funded by the Company and its affiliates’ current cash reserves, or cash generated by the Resort’s operations.

The Company’s shareholder has the financial ability and intent to continue to fund operations through affiliated companies that are 100% owned by the Company’s shareholder to the extent required to support the Company’s operations. During the year ended December 31, 2011, the Company received approximately $5.3 million from these affiliated Companies including $2 million to pay down the Company’s long-term debt. In addition to the Company’s shareholder financial ability, these affiliated companies are expected to continue to generate positive cash flows during fiscal 2012 should additional funding be required to support the Company’s operations.

The Company’s operation of the Resort is not considered to be dependent on any individual or small group of customers, the loss of which would have a material adverse effect on the Company’s business or financial condition.

Results of Operations

The following chart highlights changes in the sources of Company revenues:

	Year ended December 31,
	2011	2010	2009
Rental Pool Revenues	26%	26%	26%
Food and beverage	31	33	31
Resort facilities and other	43	41	43

	100%	100%	100%

2011 Compared to 2010

The Company’s total revenue decreased $3,009,000, or approximately 11%, from the prior year. Rental Pool revenue decreased $869,000, or approximately 12%, from the prior year. These decreases are directly related to the reduction in occupied room nights of about 15% from the prior year, although somewhat offset by a 5% increase in the average room rate when comparing the two periods.

The Company’s costs and expenses decreased by $2,658,000, or about 9%. This decrease is related to the decrease in occupancy. Costs and expenses of the Rental Pool Operation decreased by $245,000 and this decrease directly relates to the reduction in Rental Pool revenues.

The Company’s net loss increased by $280,000. Amounts available for distribution to participants decreased by $297,000.

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

The Company’s costs and expenses increased by $1,831,000, or about 7%. This increase is related to the increase in occupancy and number of guests, which resulted in increased payroll and repair and maintenance costs. The increase is also impacted by the net gain recorded in 2009 on the sale of assets of approximately $404,000 discussed in Note 5 of the accompanying financial statements. Costs and expenses of the Rental Pool Operation decreased by $25,000 and this decrease is directly related to the reduction in Rental Pool revenues.

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

Contractual Obligations

Payments Due By Period as of December 31, 2011

	Less than	1-3	3-5	More than
	1 year	years	years	5 years	Total

Long-term debt	$577,000	$5,108,000	$—	$—	$5,685,000
Interest on long-term debt	149,000	164,000	—	—	313,000
Capital lease	100,000	8,000	—	—	108,000
Interest on capital lease	3,000	—	—	—	3,000
Operating leases	69,000	84,000	—	—	153,000

Total	$898,000	$5,364,000	$—	$—	$6,262,000

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

Item 8. Financial Statements and Supplementary Data

The financial statements, including the Reports of Independent Registered Certified Public Accountants, for Saddlebrook Resorts, Inc. are included on pages 18 to 32 and for Saddlebrook Rental Pool Operation on pages 33 to 37. An index to the financial statements is on page 17.

Financial statement schedules have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 15d – 15 under the Securities Exchange Act of 1934, as amended) that are designed to provide reasonable assurance that information required to be reported in the Company’s SEC filings is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. As of December 31, 2011, under the direction of our chief executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures and concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

As of December 31, 2011, management conducted an assessment of the Company’s internal control over financial reporting based on the criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management concluded that, as of December 31, 2011, the Company’s internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, does not expect that its disclosure controls and procedures and internal controls over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must be considered relative to its cost. Because of the inherent limitation in all control systems, no evaluation of controls can provide absolute assurance that all control issues within the Company have been detected.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the year ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The Directors and Executive Officers of the Company are as follows:

Name	Position and Background

Thomas L. Dempsey Age 85	Chairman of the Board and Chief Executive Officer of the Company for more than five years. President of the Company until November 2000. Chairman of the Board and President of Saddlebrook Holdings, Inc. for more than five years.

Eleanor Dempsey	Vice Chairman of the Board of the Company for more than five years. Director and Vice Chairman of the Board of Saddlebrook Holdings, Inc. for more than five years. Wife of Thomas Dempsey.

Gregory R. Riehle Age 55	Director, Vice President and Secretary of the Company for more than five years. Director and Executive Vice President of Saddlebrook Holdings, Inc. for more than five years. Son-in- law of Thomas Dempsey.

Maureen Dempsey Age 53	Director, President and Assistant Secretary of the Company for more than five years. Director and President of Saddlebrook Holdings, Inc. for more than five Years. Daughter of Thomas Dempsey.

Diane L. Riehle Age 51	Director, Vice President and Assistant Secretary of the Company for more than five years. Director and Vice Chairman of the Board of Saddlebrook Holdings, Inc. for more than five Years. Daughter of Thomas Dempsey.

Donald L. Allen Age 72	Vice President and Treasurer of the Company for more than five years.

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

Item 11. Executive Compensation

The following table sets forth the remuneration paid to the Company’s executive officers by the Company and its parent, Saddlebrook Holdings, Inc. consolidated, during the three years ended December 31, 2011, 2010 and 2009.

Summary Compensation Table

Name and Principal Position	Fiscal year	Salary	Bonus	Other annual compensation (1)	Total
Thomas L. Dempsey Chairman of the Board and Chief Executive Officer	2011	$55,131	$—	$14,777	$69,908
	2010	96,000	—	15,680	111,680
	2009	107,692	—	15,291	122,983

Eleanor Dempsey Vice Chairman of the Board	2011	56,167	—	22,486	78,653
	2010	86,916	—	23,722	110,638
	2009	76,498	—	22,931	99,429

Donald Allen Vice President and Treasurer	2011	55,590	—	124	55,714
	2010	55,000	25,590	124	80,714
	2009	57,690	—	76	57,766

Gregory R. Riehle Vice President, and Secretary	2011	140,571	—	15,032	155,603
	2010	132,830	—	14,380	147,210
	2009	122,152	4,778	16,581	143,511

Maureen Dempsey President and Assistant Secretary	2011	82,952	—	26,533	109,485
	2010	128,592	75,590	26,882	231,064
	2009	118,798	—	26,379	145,177

Diane L. Riehle Vice President and Assistant Secretary	2011	82,952	—	24,357	107,309
	2010	128,592	75,590	24,579	228,761
	2009	118,798	—	29,776	148,574

(1)	Other Annual Compensation for 2011 consists of the following;

Vehicle Allowances

Tax Preparation Fees

Health Insurance premiums paid on behalf of greater than 2% shareholders

Group Term Life Insurance (“GTL”)

The following table shows the amounts for each category received by each named executive.

Executive	Vehicle	Tax Prep.	Health Premium	GTL

Thomas L. Dempsey	$—	$8,000	$5,541	$1,236
Eleanor Dempsey	21,250	—	—	1,236
Donald Allen	—	—	—	124
Gregory R. Riehle	14,380	—	—	652
Maureen Dempsey	17,589	4,380	4,564	—
Diane L. Riehle	11,928	5,550	6,879	—

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

Saddlebrook International Tennis, Inc. (“SIT”), which is solely owned by SHI, owns a 70% interest in Saddlebrook International Sports, LLC (“SIS”) which operates a tennis training facility and preparatory school at the Resort. SIS owns 10 condominium units at the Resort, two of which participate in the Rental Pool Operation. The Company receives revenue for services provided to SIS’s guests. In addition, the Company is reimbursed for actual expenses and other costs incurred on behalf of SIT and SIS.

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

Item 14. Principal Accounting Fees and Services

Cherry, Bekaert & Holland, L.L.P. served as the Company’s independent registered certified pubic accounting firm for the fiscal years ended December 31, 2011 and December 31, 2010. PricewaterhouseCoopers, L.L.P. provided tax preparation services for the fiscal years ended December 31, 2011 and 2010.

The following fees were paid for services rendered during the Company’s last two fiscal years:

Audit Fees: $86,000 and $115,000 for the fiscal years ended December 31, 2011 and 2010, respectively, for professional services rendered for the audit of the Company’s annual financial statements, review of financial statements included in its Forms 10-Q and services that are normally provided by the auditors in connection with statutory and regulatory filings or engagements for those fiscal years.

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

10.4 Form of Purchase Agreement (incorporated by reference to Exhibit H*).

10.5 Form of Deed (incorporated by reference to Exhibit I*).

10.6 Form of Bill of Sale (incorporated by reference to Exhibit J*).

10.7	Loan Agreement between the Registrant and SunTrust Bank, dated November 1, 2004 (incorporated by reference from the Registrant’s Form 10-Q for the quarterly period ended September 30, 2004).

10.8	Second Amended and Restated Mortgage, Security Agreement and Fixture Filing, between the Registrant and SunTrust Bank, dated November 1, 2004 (incorporated by reference to Registrants Form 10-Q for the quarterly period ended September 30, 2004).

10.9	Promissory Note ($12 million) made by the Registrant and payable to SunTrust Bank, dated November 1, 2004 (incorporated by reference to Registrant’s Form 10-Q for the quarterly period ended September 30, 2004).

10.10	Revolving Line of Credit Promissory Note ($5 million) made by the Registrant and payable to SunTrust Bank, dated January 31, 2007 (incorporated by reference to Registrant’s Form 10-K for the fiscal year ending December 31, 2006).

10.11	Notice of Future Advance and Fifth Amended and Restated Mortgage, Security Agreement and Fixture Filing dated March 12, 2009 (incorporated by Reference to Registrant’s Form 10-K for the fiscal year ending December 31, 2009).

10.12	Third Amendment to Loan Agreement dated March 12, 2009 (incorporated by reference to Registrant’s Form 10-K for the fiscal year ending December 31, 2009).

10.13	Consolidated, Amended and Restated Promissory Note dated March 12, 2009 (incorporated by reference to Registrant’s Form 10-K for the fiscal year ending December 31, 2009).

10.14	Future Advance Promissory Note dated March 12, 2009 (incorporated by reference to Registrant’s Form 10-K for the fiscal year ending December 31, 2009).

10.15	Revolving Line of Credit Promissory Note dated March 12, 2009 (incorporated by reference to Registrant’s Form 10-K for the fiscal year ending December 31, 2009).

10.16	Fifth Amendment to Loan Agreement and First Amendment to Consolidated, Amended and Restated Promissory Note dated December 15, 2011.

10.17	Fourth Amended and Restated Revolving Line of Credit Promissory Note dated December 15, 2011.

14.1	Code of Ethics

31.1 Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

31.2 Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1 Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

32.2 Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101 Interactive Data Files.

*	Identification of exhibit incorporated by reference from the Registration Statement No. 2-65481 previously filed by Registrant, effective December 28, 1979.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SADDLEBROOK RESORTS, INC.
(Registrant)

Date: March 30, 2012	/s/ Donald L. Allen
Donald L. Allen
Vice President and Treasurer
(Principal Financial and
Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on March 30, 2012.

/s/ Thomas L. Dempsey	/s/ Maureen Dempsey
Thomas L. Dempsey	Maureen Dempsey
Chairman of the Board and	Director, President
Chief Executive Officer	and Assistant Secretary
(Principal Executive Officer)

/s/ Gregory R. Riehle	/s/ Diane L. Riehle
Gregory R. Riehle	Diane L. Riehle
Director, Vice President	Director, Vice President
and Secretary	and Assistant Secretary

/s/ Donald L. Allen
Donald L. Allen
Vice President and Treasurer
(Principal Financial and
Accounting Officer)

Saddlebrook Resorts, Inc.

Index

December 31, 2011, 2010 and 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholder of

Saddlebrook Resorts, Inc.

Wesley Chapel, Florida

We have audited the accompanying balance sheets of Saddlebrook Resorts, Inc. (the “Company”) as of December 31, 2011 and 2010 and the related statements of operations, changes in shareholder’s equity, and cash flows for each of the years in the three-year period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ Cherry, Bekaert & Holland, L.L.P.

Tampa, Florida
March 30, 2012

Saddlebrook Resorts, Inc.

Balance Sheets

December 31, 2011 and 2010

	2011	2010
Assets
Current assets
Cash and cash equivalents	$592,313	$1,038,368
Escrowed cash	216,851	611,012
Trade accounts receivable, net of allowance for doubtful accounts of $37,193 (2011) and $39,355 (2010)	1,124,269	1,521,404
Due from related parties	438,238	373,254
Resort inventory and supplies	1,576,875	1,625,960
Prepaid expenses and other assets	745,410	707,043

Total current assets	4,693,956	5,877,041
Property, buildings and equipment, net	21,024,081	21,930,690

Deferred charges, net	25,137	36,309

Total assets	$25,743,174	$27,844,040

Liabilities and Shareholder’s Equity
Current liabilities
Current portion of long-term debt	$577,332	$1,060,000
Current portion of capital lease obligation	99,593	94,512
Escrowed deposits	216,851	611,012
Accounts payable	734,427	791,674
Accrued rental distribution	571,598	549,951
Accrued expenses and other liabilities	1,728,111	1,884,865
Current portion of deferred income	798,981	851,791
Guest deposits	667,606	827,741
Due to related parties	4,704,094	133,660

Total current liabilities	10,098,593	6,805,206
Long-term debt	5,107,668	7,685,000
Capital lease obligation	8,537	108,134
Deferred income	1,034,071	1,197,866
Other liabilities	—	149,000

Total liabilities	16,248,869	15,945,206

Commitments and contingencies (Note 10)
Shareholder’s equity
Common stock, $1 par, 100,000 shares authorized, issued and outstanding	100,000	100,000
Additional paid-in capital	1,013,127	1,013,127
Retained earnings	8,381,178	11,625,169
Due from related parties	—	(839,462)

Total shareholder’s equity	9,494,305	11,898,834

Total liabilities and shareholder’s equity	$25,743,174	$27,844,040

The accompanying notes are an integral part of these financial statements.

Saddlebrook Resorts, Inc.

Statements of Operations

Years ended December 31, 2011, 2010 and 2009

	2011	2010	2009

Resort revenues	$23,781,391	$26,790,225	$26,756,142

Costs and expenses:
Operating costs of resort	20,525,718	22,878,018	21,523,014
Sales and marketing	1,376,567	1,585,412	1,449,793
General and administrative	3,005,103	3,078,329	3,042,547
Net gain on assets sold	—	—	(403,008)
Depreciation	1,914,836	1,938,793	2,036,837

Total costs and expenses	26,822,224	29,480,552	27,649,183

Net operating loss before other expenses and (income)	(3,040,833)	(2,690,327)	(893,041)

Other expenses and (income):
Interest expense	252,197	291,142	359,704
Interest income	(766)	(2,274)	(8,747)
Other income	(48,273)	(15,100)	(229,667)

Total other expense	203,158	273,768	121,290

Net loss	$(3,243,991)	$(2,964,095)	$(1,014,331)

The accompanying notes are an integral part of these financial statements.

Saddlebrook Resorts, Inc.

Statements of Changes in Shareholder’s Equity

Years ended December 31, 2011, 2010 and 2009

	Common Stock	Additional Paid-In Capital	Retained Earnings	Due from Related Parties		Total Shareholder’s Equity

Balances at December 31, 2008	$100,000	$1,013,127	$15,603,595		—	$16,716,722
Net loss	—	—	(1,014,331)		—	(1,014,331)
Change in due from related parties (Note 9)	—	—	—		(2,290,913)	(2,290,913)

Balances at December 31, 2009	100,000	1,013,127	14,589,264		(2,290,913)	13,411,478
Net loss	—	—	(2,964,095)		—	(2,964,095)
Change in due from related parties (Note 9)	—	—	—		1,451,451	1,451,451

Balances at December 31, 2010	100,000	1,013,127	11,625,169		(839,462)	11,898,834
Net loss	—	—	(3,243,991)		—	(3,243,991)
Change in due from related parties (Note 9)	—	—	—		839,462	839,462

Balances at December 31, 2011	$100,000	$1,013,127	$8,381,178	$		$9,494,305

The accompanying notes are an integral part of these financial statements.

Saddlebrook Resorts, Inc.

Statements of Cash Flows

Years ended December 31, 2011, 2010 and 2009

	2011	2010	2009
Cash flows from operating activities
Net loss	$(3,243,991)	$(2,964,095)	$(1,014,331)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,926,008	1,949,965	2,079,069
Gain on disposal of property, buildings and equipment	(428)	—	(403,008)
(Reductions) additions to allowance for doubtful accounts	(2,162)	(15,872)	10,436
Change in assets and liabilities
Decrease (increase) in
Escrowed cash	394,161	166,717	(655,928)
Escrowed investments	—	—	399,205
Trade accounts receivable	399,297	366,832	(520,461)
Resort inventory and supplies	49,085	(59,010)	265,870
Prepaid expenses and other assets	(38,367)	(2,955)	(55,428)
(Decrease) increase in
Escrowed deposits	(394,161)	(166,717)	256,723
Accounts payable	(57,247)	104,089	(83,226)
Accrued rental distribution	21,647	5,861	(130,057)
Accrued expenses and other liabilities	(305,754)	261,974	(273,893)
Deferred income	(216,605)	(175,078)	(110,971)
Guest deposits	(160,135)	(438,416)	(1,187,274)

Net cash used in operating activities	(1,628,652)	(966,705)	(1,423,274)

Cash flows from investing activities
Proceeds from sales of property, buildings and equipment	1,800	—	510,387
Capital expenditures	(1,009,599)	(420,962)	(476,606)
Proceeds from investments	—	—	175,000

Net cash (used in) provided by investing activities	(1,007,799)	(420,962)	208,781

Cash flows from financing activities
Principal payments on long-term debt	(3,060,000)	(1,060,000)	(1,361,650)
Payments on capital leases	(94,516)	(89,699)	(78,197)
Debt issue costs	—	—	(55,895)
Net advances from related parties	5,344,912	2,531,161	2,530

Net cash provided by (used in) financing activities	2,190,396	1,381,462	(1,493,212)

Net decrease in cash and cash equivalents	(446,055)	(6,205)	(2,707,705)
Cash and cash equivalents, beginning of year	1,038,368	1,044,573	3,752,278

Cash and cash equivalents, end of year	$592,313	$1,038,368	$1,044,573

Supplemental disclosure
Cash paid for interest	$241,025	$279,970	$315,621

Non-cash investing activities

In February 2009, the Company acquired vehicles for $370,542 through a capital lease obligation.

The accompanying notes are an integral part of these financial statements.

Saddlebrook Resorts, Inc.

Notes to Financial Statements

December 31, 2011 and 2010

1.	Organization and Business

Saddlebrook Resorts, Inc. (the “Company” or “SRI”), a wholly-owned subsidiary of Saddlebrook Holdings, Inc. (“SHI” or the “Parent Company”), was incorporated in the State of Florida in June 1979 at which time it purchased a golf course and tennis complex, as well as certain undeveloped land, located in Pasco County, Florida, which was developed as a resort-condominium and residential homes project. Property improvements for the resort include condominiums, most of which were sold to outside parties. The majority of the condominium units sold are provided as hotel accommodations by their owners under a Rental Pool and Agency Appointment Agreement (the “Rental Pool”). Other resort facilities include two 18-hole golf courses, 45 tennis courts, three swimming pools, three restaurants, a convention facility with approximately 95,000 square feet of meeting and function space, a health spa, a fitness center, shops and other facilities necessary for the operation of a resort.

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

The Company places its cash and cash equivalents with financial institutions in the United States. On November 9, 2010, the Federal Deposit Insurance Corporation (“FDIC”) issued a Final Rule implementing section 343 of the Dodd-Frank Wall Street Reform and Consumer Protection Act that provides for unlimited insurance coverage of noninterest-bearing transaction accounts. Beginning December 31, 2010, through December 31, 2012, all noninterest-bearing transaction accounts are fully insured, regardless of the balance of the account, at all FDIC-insured institutions. The unlimited insurance coverage is available to all depositors, including consumers, businesses, and government entities. This unlimited coverage is separate from, and in addition to, the $250,000 insurance coverage provided to a depositor’s other deposit accounts held at an FDIC-insured institution. As of December 31, 2011, the Company had approximately $300,000 of cash and cash equivalents which exceeded these limits.

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

Level 1 - Valuations based on quoted prices for identical assets and liabilities in active markets.

Saddlebrook Resorts, Inc.

Notes to Financial Statements

December 31, 2011 and 2010

Level 2 – Valuations based on observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.

Level 3 – Valuations based on unobservable inputs reflecting our own assumptions, consistent with reasonably available assumptions made by other market participants. These valuations require significant judgment.

There were no assets or liabilities that were required to be measured at fair value on a recurring basis on December 31, 2011 or December 31, 2010.

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

Resort Inventory and Supplies

Inventory includes operating materials and supplies, principally food and beverage, golf and tennis merchandise, and is accounted for at the lower of first-in, first-out, average cost or market.

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

Asset Impairments

The Company’s management periodically evaluates whether there has been a permanent impairment of long-lived assets, in accordance with generally accepted accounting principles. During the years ended December 31, 2011, 2010 and 2009, the Company’s management evaluated assets for impairment and concluded that the sum of the undiscounted expected future cash flows (excluding interest charges) from its assets exceeded their then current carrying values. Accordingly, the Company did not recognize an impairment charge.

Saddlebrook Resorts, Inc.

Notes to Financial Statements

December 31, 2011 and 2010

Deferred Charges

Deferred charges represents costs incurred in connection with the refinancing of the Company’s long-term debt. Amortization expense for deferred charges amounted to approximately $11,000, $11,000 and $44,000 for the years ended December 31, 2011, 2010 and 2009, respectively. Deferred charges are expected to be amortized approximately $11,000 per year in 2012 and 2013 and approximately $3,000 in 2014.

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

Resort Revenues

Resort revenues are recognized as services are performed or products are delivered with the exception of initiation fee revenue, which is recognized over the average life of the memberships. Resort revenues also include rental revenues for condominium units owned by third parties participating in the Rental Pool. If these rental units were owned by the Company, normal costs associated with ownership such as depreciation, real estate taxes, unit maintenance and other costs would have been incurred. Instead, operating costs of the resort for the years ended December 31, 2011, 2010 and 2009 include rental pool distributions to participants and the maintenance escrow fund approximating $2,400,000, $2,700,000 and $2,800,000, respectively.

Advertising

The Company charges costs of advertising to sales and marketing as incurred. The Company incurred advertising costs of approximately $267,000, $374,000 and $298,000 during the years ended December 31, 2011, 2010 and 2009, respectively.

Income Taxes

The Company is currently a Qualified Subchapter S Subsidiary. Accordingly, no income tax expense was reflected in the Company’s operating results as the tax is assessed to the shareholders of its parent company.

Management has determined that the Company had no uncertain income tax positions that could have a significant effect on the financial statements at December 31, 2011 and 2010. The parent company’s federal income tax returns for 2008, 2009 and 2010 are subject to examination by the Internal Revenue Service, generally for a period of three years after the federal income tax returns were filed.

Employee Benefit Plan

The Company sponsors a defined contribution plan (the “Plan”), which provides retirement benefits for all eligible employees who have elected to participate. Employees must fulfill a one year service requirement to be eligible. The Company indefinitely suspended matching contributions effective with the year ended December 31, 2009 and has continued the suspension through 2011.

Saddlebrook Resorts, Inc.

Notes to Financial Statements

December 31, 2011 and 2010

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

3.	Management’s Plans Regarding Liquidity and Capital Resources

As a result of the continuing economic recession, the hospitality industry has suffered significant declines in terms of hotel rates and occupancy during 2011, 2010 and 2009. These negative industry trends have similarly impacted the Company’s revenues during this period, which contributed to the Company’s approximate $3,244,000 net loss in 2011 and approximate $2,964,000 net loss in 2010.

In response to this situation, management has implemented the following programs and measures to help the Company mitigate these unfavorable conditions:

1. Management has continued their focus on controlling the variable costs for the Company. This includes reducing labor costs and sales and marketing expenses.

2. During the first quarter of 2012, the Company has experienced increased resort revenues primarily due to increased group bookings and the related activity compared to the same period in 2011. During 2011, the Company invested significantly in the grounds and building exteriors to increase the attractiveness for potential group and social customers when visiting the Resort and planning for conferences, meetings or social events such as weddings. As a result of this investment, the Company has experienced and continues to expect increased group bookings for the remainder of 2012 and 2013 that have not been experienced during the prior years. These increased bookings are expected to positively impact the Company’s results of operations during 2012 including the summer months which is typically the slower time of the year.

3. The Company is beginning the second year of its association with 2 top golf teaching professionals which has significantly increased the brand awareness and recognition of the Company’s Golf Academy by industry leaders. As stated above, the Company has significantly invested in the Resort’s grounds specifically upgraded golf training facilities. These investments have resulted in increased students attending the Golf Academy during 2012 and 2013 including attendance by foreign students during the summer months.

The Company’s shareholder has the financial ability and intent to continue to fund operations through affiliated companies that are 100% owned by the Company’s shareholder to the extent required to support the Company’s operations. During the year ended December 31, 2011, the Company received approximately $5.3 million from these affiliated Companies including $2 million to pay down the Company’s long-term debt. In addition to the Company’s shareholder financial ability, these affiliated companies are expected to continue to generate positive cash flows during fiscal 2012 should additional funding be required to support the Company’s operations.

Saddlebrook Resorts, Inc.

Notes to Financial Statements

December 31, 2011 and 2010

4.	Escrowed Cash

Escrowed cash, restricted as to use, as of December 31, is comprised of the following:

	2011	2010

Rental pool unit owner deposits for maintenance reserve fund held in a bank account which bears an interest rate of 1.48%	$195,369	$599,712
Security deposits held on long-term rentals	21,482	11,300

	$216,851	$611,012

5.	Property, Buildings and Equipment, Net

Property, buildings and equipment as of December 31, consist of the following:

	Estimated Useful Lives	2011	2010

Land and land improvements		$6,802,067	$6,802,067
Buildings and recreational facilities	10–40	30,164,381	29,738,834
Machinery and equipment	5–15	17,669,598	17,463,682
Construction in progress		807,611	447,964

		55,443,657	54,452,547
Accumulated depreciation		(34,419,576)	(32,521,857)

		$21,024,081	$21,930,690

Substantially all property, buildings and equipment are mortgaged, pledged or otherwise subject to lien under a loan agreement (Note 7).

Depreciation expense amounted to approximately $1,915,000, $1,939,000 and $2,037,000, for the years ended December 31, 2011, 2010 and 2009, respectively.

During 2009, the Company leased equipment under an agreement which is classified as a capital lease obligation in the accompanying balance sheets. The equipment and obligations related to the leases are recorded at the present value of the minimum lease payments. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets. Total cost of equipment and vehicles acquired during 2009 through a capital lease obligation was $370,542. Total depreciation expense on the assets under the leases was approximately $44,000 for each of the years ended December 31, 2011, 2010 and 2009.

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

Saddlebrook Resorts, Inc.

Notes to Financial Statements

December 31, 2011 and 2010

6.	Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities as of December 31 consist of the following:

	2011	2010

Accrued payroll and related expenses	$713,739	$651,844
Accrued insurance	886,330	973,741
Other accrued expenses and liabilities	128,042	259,280

	$1,728,111	$1,884,865

7.	Long-term Debt and Capital Lease Obligation

Long-term debt at December 31 consists of the following:

	2011	2010

Note payable to lender	$5,685,000	$8,745,000
Less current portion	(577,332)	(1,060,000)

	$5,107,668	$7,685,000

On December 15, 2011, the Company amended the agreement on the term note and made a principal payment in the amount of $2,000,000. The balance on the term note is due March 12, 2014, and requires monthly principal payments of $48,111, together with monthly payment of all accrued interest. The term note bears interest at 2.5% over the one month LIBOR index. The rate at December 31, 2011 was 2.75%. The note is collateralized by all current and subsequently acquired real and personal property. The Company is required to maintain an annual minimum debt service coverage ratio, as defined, however the lender waived that requirement for the year ended December 31, 2011. The Company has the ability to obtain an additional $1,500,000 under a line of credit facility from the same lender subject to meeting certain financial covenants on an annual basis. The line of credit expires in November 2012. At December 31, 2011, the Company had no borrowings on the line of credit.

Future maturities of long-term debt as of December 31, 2011 were as follows;

2012	$577,332
2013	577,332
2014	4,530,336

$5,685,000

On February 11, 2009, the Company entered into a capital lease obligation for the purchase of equipment and vehicles in the amount of $370,542. The capital lease is secured by the equipment and vehicles purchased, matures in January 2013 and requires monthly payments of $8,574, including interest at 5.24%. Interest expense related to the capital lease was approximately $8,000, $13,000 and $16,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

Saddlebrook Resorts, Inc.

Notes to Financial Statements

December 31, 2011 and 2010

Future minimum payments under the capital lease obligation at December 31, 2011 were as follows:

Years ending December 31,
2012	$102,892
2013	8,574

111,466
Less amount representing interest	(3,336)

108,130
Less current portion	(99,593)

$8,537

8.	Resort Revenues and Operating Costs of Resort

Resort revenues and operating costs of resort are comprised of the following:

	Years Ended December 31,
	2011	2010	2009

Resort Revenues
Room revenue subject to rental pool agreement	$6,084,980	$6,953,925	$7,088,595
Food and beverage	7,420,174	8,839,022	8,256,144
Resort facilities and other	10,276,237	10,997,278	11,411,403

	$23,781,391	$26,790,225	$26,756,142

Operating Costs of Resort
Distribution to rental pool participants	$2,422,457	$2,719,327	$2,823,848
Food and beverage	7,532,822	8,660,280	7,791,128
Resort facilities and other	10,570,439	11,498,411	10,908,038

	$20,525,718	$22,878,018	$21,523,014

Saddlebrook Resorts, Inc.

Notes to Financial Statements

December 31, 2011 and 2010

9.	Related Party Transactions

Amounts due from related parties as of December 31, are comprised of the following:

	2011	2010

Saddlebrook Resort Condominium Association, Inc.	$128,840	$73,801
Saddlebrook Holdings, Inc.	—	839,462
Dempsey and Daughters, Inc.	—	141,332
Dempsey Resort Management, Inc.	7,346	3,046
Saddlebrook Properties LLC	4,339	4,200
Saddlebrook Realty, Inc.	265,900	140,270
Saddlebrook Investments, Inc.	7,050	4,750
Other	24,763	5,855

	438,238	1,212,716
Less reclassification of due from SHI to a reduction of shareholder’s equity	—	(839,462)

	$438,238	$373,254

Amounts due to related parties as of December 31, are comprised of the following:

	2011	2010

Saddlebrook International Sports, LLC	13,540	133,660
Saddlebrook Holdings, Inc.	4,690,554	—

	$4,704,094	$133,660

The Company previously funded expenditures for Saddlebrook Holdings, Inc. (“SHI”), the shareholders parent company. SHI’s expenditures include dividends to its shareholders, which are primarily income taxes related to the operations of SHI and its subsidiaries. During the year ended December 31, 2009, the Company continued to make advances to SHI; however, during 2009, the Company became uncertain when the due from SHI would be repaid. While the definitive repayment terms of the remaining due from SHI were established and collectability of the due from SHI was being assessed, the Company reclassified due from related parties in the amount of $839,462 as a component of shareholder’s equity in the accompanying 2010 balance sheet. During 2011, SHI repaid the amount due from SHI of $839,462. In addition, SHI advanced SRI the amount of $4,690,554 during the year ended December 31, 2011.

Saddlebrook International Tennis, Inc. (“SIT”) operated a tennis training facility and preparatory school at the resort through April 30, 2010. SIT is solely owned by SHI. SIT owned 10 condominium units at the Resort, two of which participate in the Rental Pool Operation. The Company received revenue from SIT for services provided to SIT and its guests, which amounted to approximately $308,000 and $1,046,000 for the years ended December 31, 2010 and 2009, respectively. In addition, the Company was reimbursed for actual expenses and other costs incurred on behalf of SIT.

Saddlebrook Resorts, Inc.

Notes to Financial Statements

December 31, 2011 and 2010

On May 1, 2010, SIT transferred its assets, liabilities and operations to SIS. The Company received revenue from SIS for use of its facilities and services provided to SIS and its guests, which amounted to approximately $1,457,000 and $744,000 for the years ended December 31, 2011 and 2010, respectively. The Company had amounts due to SIS for a total of $13,540 and $133,660 as of December 31, 2011 and 2010, respectively.

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

The Company performs certain accounting and property management activities on behalf of the Saddlebrook Resort Condominium Association (the “Association”) and is reimbursed for expenses paid on behalf of the Association. Expenses paid on behalf of and services provided to the Association amounted to approximately $1,348,000, $1,453,000 and $1,266,000, for the years ended December 31, 2011, 2010 and 2009, respectively.

Other related party receivables and payables consist of transactions with several other entities, along with receivables from employees for resort charges and travel advances.

10.	Commitments and Contingencies

The Company is involved in litigation in the ordinary course of business. In the opinion of management, these matters are adequately covered by insurance or indemnification from other third parties and/or the effect, if any, of these claims is not material to the reported financial condition or results of operations of the Company as of December 31, 2011.

During February 2011, the Company entered into a five-year professional services agreement with a company that specializes in golf instruction and player development with its primary focus on the development and support of the junior golf students enrolled at the Company’s golf academy. The Company is obligated to pay a specified amount per semester for each student enrolled in the golf academy. The Company is also obligated to pay a commission for each student that the golf instruction company recruits to the golf academy. During the year ended December 31, 2011, the Company paid approximately $70,000 under this agreement.

The Company also leases equipment under operating leases. Some of the leases contain annual renewal options after the initial lease term. Lease expense amounted to approximately $69,000, $86,000 and $82,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

Saddlebrook Resorts, Inc.

Notes to Financial Statements

December 31, 2011 and 2010

Future minimum lease payments under non-cancelable operating leases with initial lease terms in excess of one year are as follows:

2012	$69,000
2013	56,000
2014	28,000

$153,000

11.	Investment in Stock

In 1993, the Company invested in and formed a captive insurance company, Resort Hotel Insurance Company (“RHIC”), with other resorts participating in Resort Hotel Association (“RHA”), an insurance risk purchasing group. The Company retains an equity interest in and pays insurance premiums to RHIC. The Company’s ownership is less than 10% and all amounts contributed as capital ($132,866 as of December 31, 2011) and the increase in equity cumulative to date ($243,960 as of December 31, 2011) are recorded as a component of prepaid expenses and other assets in the accompanying balance sheets. Any change in equity is reflected as a component of other income in the statements of operations. The Company’s investment approximates the proportionate net book value of the insurance company at December 31, 2011. The Company’s stock in RHIC is restricted and may not be sold in the open market. The Company may withdraw from RHA annually at the renewal date of any of its property or casualty policies.

12.	Insurance Claim

On August 12, 2007, the Company experienced damage to electrical facilities and the fire alarm system, which also resulted in the need to replace and upgrade the fire alarm system for the condominium units which are governed by Saddlebrook Resorts Condominium Association, Inc., (the “Association”). The Company and the Association filed an insurance claim. As of December 31, 2009, the Company and the Association together had incurred approximately $922,000 in cost for the repair of the damaged electrical facilities and fire alarm systems. Total reimbursement from the insurance company, adjusted by the $100,000 insurance deductible and some minor expenses not covered by the insurance policy amounted to $802,000. The Company’s share of the insurance proceeds, net of expenses not related to the replacement of the facilities and the alarm system, is recorded in other income in the accompanying 2009 statement of operations.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors of Saddlebrook

Resorts, Inc., as Operators under the Saddlebrook

Rental Pool and Agency Appointment Agreement

Wesley Chapel, Florida

We have audited the accompanying balance sheets of Saddlebrook Rental Pool Operation (funds created for participants who have entered into a rental pool agreement as explained in Note 1) as of December 31, 2011 and 2010 and the related statements of operations and changes in participants’ fund balance for each of the years in the three-year period ended December 31, 2011. These financial statements are the responsibility of the rental pool operator’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Saddlebrook Rental Pool Operation as of December 31, 2011 and 2010 and the results of their operations and changes in participants’ fund balance for each of the years in the three-year period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ Cherry, Bekaert & Holland, L.L.P.

Tampa, Florida

March 30, 2012

Saddlebrook Rental Pool Operation

Balance Sheets

December 31, 2011 and 2010

Distribution Fund
	2011	2010
Assets
Receivable from Saddlebrook Resorts, Inc.	$571,598	$549,951

Liabilities and Participants’ Fund Balance
Due to participants for rental pool distribution	$473,950	$472,237
Due to maintenance escrow fund	97,648	77,714

	$571,598	$549,951

Maintenance Escrow Fund
Assets
Cash in bank	$195,369	$599,712
Receivables
Distribution fund	97,648	77,714
Owner payments	—	8,124
Prepaid expenses and other assets	7,545	12,580
Furniture inventory	48,418	48,619

	$348,980	$746,749

Liabilities and Participants’ Fund Balance
Due to Saddlebrook Resorts, Inc.	$82,194	$89,250
Participants’ fund balance	266,786	657,499

	$348,980	$746,749

The accompanying notes are an integral part of these financial statements.

Saddlebrook Rental Pool Operation

Statements of Operations

Years Ended December 31, 2011, 2010 and 2009

Distribution Fund
	2011	2010	2009

Rental pool revenues	$6,084,980	$6,953,925	$7,088,595

Deductions
Marketing fee	456,373	521,543	531,645
Management fee	760,623	869,241	886,074
Travel agent commissions	179,557	237,456	243,082
Bad debt reserve	3,000	—	—
Credit card expense	146,971	163,291	156,106

	1,546,524	1,791,531	1,816,907

Net rental income	4,538,456	5,162,394	5,271,688
Operator share of net rental income	(2,042,305)	(2,323,077)	(2,372,260)
Other revenues (expenses)
Complimentary room revenues	39,497	21,307	43,845
Minor repairs and replacements	(113,191)	(141,297)	(119,425)

Amounts available for distribution to participants and maintenance escrow fund	$2,422,457	$2,719,327	$2,823,848

The accompanying notes are an integral part of these financial statements.

Saddlebrook Rental Pool Operation

Statements of Changes in Participants’ Fund Balance

Years Ended December 31, 2011, 2010 and 2009

Distribution Fund
	2011	2010	2009

Balances, beginning of year	$—	$—	$—
Additions
Amounts available for distribution	2,422,457	2,719,327	2,823,848
Reductions
Amounts withheld for maintenance escrow fund	(380,152)	(396,250)	(451,588)
Amounts accrued or paid to participants	(2,042,305)	(2,323,077)	(2,372,260)

Balances, end of year	$—	$—	$—

Maintenance Escrow Fund
Balances, beginning of year	$657,499	$804,460	$555,680
Additions
Amount withheld from distribution fund	380,152	396,250	451,588
Unit owner payments	313,214	45,692	50,951
Interest earned	1,241	3,764	4,727
Reductions
Unit renovations	(704,528)	(145,272)	(141,889)
Refunds of excess amounts in escrow accounts	(19,051)	(26,530)	(11,631)
Maintenance charges	(234,890)	(285,511)	(72,197)
Linen expense	(126,851)	(135,354)	(32,769)

Balances, end of year	$266,786	$657,499	$804,460

The accompanying notes are an integral part of these financial statements.

Saddlebrook Rental Pool Operation

Notes to Financial Statements

December 31, 2011 and 2010

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