Form 10-Q
period 2012-03-31
SADDLEBROOK RESORTS INC
filed 2012-05-15
CIK 313151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SADDLEBROOK RESORTS, INC.

BALANCE SHEETS

	March 31, 2012 (Unaudited)	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$1,138,857	$592,313
Escrowed cash	120,686	216,851
Accounts receivable, net	2,328,308	1,124,269
Due from related parties	490,912	438,238
Inventory and supplies	1,507,452	1,576,875
Prepaid expenses and other assets	831,813	745,410

Total current assets	6,418,028	4,693,956
Property, buildings and equipment, net	20,820,801	21,024,081
Deferred charges, net	22,344	25,137

Total assets	$27,261,173	$25,743,174

Liabilities and Shareholder’s Equity
Current liabilities:
Current portion of long-term debt	$577,332	$577,332
Current portion of capital lease obligation	83,718	99,593
Escrowed deposits	120,686	216,851
Accounts payable	785,102	734,427
Accrued rental distribution	938,436	571,598
Accrued expenses and other liabilities	2,180,605	1,728,111
Current portion of deferred income	754,177	798,981
Guest deposits	1,067,742	667,606
Due to related parties	5,418,927	4,704,094

Total current liabilities	11,926,725	10,098,593
Long-term debt	4,963,335	5,107,668
Long-term capital lease obligation	—	8,537
Deferred income	991,648	1,034,071

Total liabilities	17,881,708	16,248,869

Shareholder’s equity:
Common stock, $1.00 par value, 100,000 shares authorized and outstanding	100,000	100,000
Additional paid-in capital	1,013,127	1,013,127
Retained earnings	8,266,338	8,381,178

Total shareholder’s equity	9,379,465	9,494,305

Total liabilities and shareholder’s equity	$27,261,173	$25,743,174

The accompanying Notes to Financial Statements are

an integral part of these financial statements

SADDLEBROOK RESORTS, INC.

STATEMENTS OF OPERATIONS

AND ACCUMULATED EARNINGS

(Unaudited)

	Three months ended March 31,

	2012	2011
Resort revenues	$7,916,731	$7,792,333

Costs and expenses:
Operating costs	6,207,477	5,923,208
Sales and marketing	450,230	304,528
General and administrative	878,468	741,617
Depreciation	459,349	477,858

Total costs and expenses	7,995,524	7,447,211

Net operating (loss)income before other expenses and (income)	(78,793)	345,122

Other expenses and (income):
Interest income	(1)	(4)
Other income	(6,387)	(4,409)
Interest expense	42,435	65,815

Total other expenses and (income)	36,047	61,402

Net (loss) income	(114,840)	283,720

Accumulated earnings at beginning of period	8,381,178	11,625,169

Accumulated earnings at end of period	$8,266,338	$11,908,889

The accompanying Notes to Financial Statements are

an integral part of these financial statements

SADDLEBROOK RESORTS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,

	2012	2011
Operating activities:
Net (loss) income	$(114,840)	$283,720
Non-cash items included in net income:
Depreciation	459,349	477,858
Amortization of debt financing costs	2,793	2,793
Gain on sale of assets	—	(563)
(Increase) decrease in:
Accounts receivable	(1,204,039)	(619,737)
Inventory and supplies	69,423	74,541
Prepaid expenses and other assets	(86,403)	32,172
Increase (decrease) in:
Accounts payable	50,675	(210,883)
Guest deposits	400,136	11,283
Accrued expenses and other liabilities	819,332	682,058
Deferred income	(87,227)	(6,205)

Cash flow provided by operating activities	309,199	727,037

Investing activities:
Capital expenditures	(256,069)	(43,669)
Proceeds from the sale of property and equipment	—	1,500

Cash flow used in investing activities	(256,069)	(42,169)

Financing activities:
Payments on notes payable	(144,333)	(265,000)
Payments on capital lease obligations	(24,412)	(23,167)
Net payments from related parties	662,159	495,651

Cash flow provided by financing activities	493,414	207,484

Net increase in cash and cash equivalents	546,544	892,352
Cash and cash equivalents at beginning of period	592,313	1,038,368

Cash and cash equivalents at end of period	$1,138,857	$1,930,720

Supplemental disclosure of cash flow information:
Cash paid for interest	$39,643	$63,276

The accompanying Notes to Financial Statements are

an integral part of these financial statements.

SADDLEBROOK RESORTS, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1.	Basis of Presentation

Saddlebrook Resorts, Inc. (the “Company”) developed and operates Saddlebrook Resort, which is a condominium hotel and resort located in Wesley Chapel, Florida.

The Company’s accompanying balance sheet for March 31, 2012, and its statements of operations and accumulated earnings and cash flows for the periods ended March 31, 2012 and 2011, are unaudited but reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature.

The Company’s business is seasonal. Therefore, the results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the full fiscal year.

These financial statements and related notes are presented for interim periods in accordance with the requirements of Form 10-Q and, consequently, do not include all disclosures normally provided in the Company’s Annual Report on Form 10-K. Accordingly, these financial statements and related notes should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Note 2.	Accounts Receivable

	March 31, 2012 (Unaudited)	December 31, 2011
Trade accounts receivable	$2,375,501	$1,161,462
Less reserve for bad debts	(47,193)	(37,193)

	$2,328,308	$1,124,269

Note 3.	Property, Buildings and Equipment

	March 31, 2012 (Unaudited)	December 31, 2011
Land and land improvements	$6,802,067	$6,802,067
Buildings and recreational facilities	30,203,296	30,164,381
Machinery and equipment	17,700,630	17,669,598
Construction in progress	993,733	807,611

	55,699,726	55,443,657
Less accumulated depreciation	(34,878,925)	(34,419,576)

	$20,820,801	$21,024,081

The Company’s property, buildings and equipment are pledged as security for its debt (see Note 5).

Note 4.	Deferred Charges

	March 31, 2012 (Unaudited)	December 31, 2011
Debt issue costs	$55,895	$55,895
Less accumulated amortization	(33,551)	(30,758)

	$22,344	$25,137

Note 5.	Notes Payable and Capital Lease Obligation

On December 15, 2011, the Company amended the agreement on the term note and made a principal payment in the amount of $2,000,000. The balance on the term note is due March 12, 2014, and requires monthly principal payments of $48,111, plus monthly payments of all accrued interest. The term note bears interest at 2.5% over the one month LIBOR index. The rate as of March 31, 2012 was 2.75%. The note is collateralized by all current and subsequently acquired real and personal property. At March 31, 2012, the outstanding balance on this term note was $5,540,667. The Company has the ability to obtain an additional $1,500,000 under a line of credit facility from the same lender subject to meeting certain financial covenants on an annual basis. The line of credit expires in November 2012. At March 31, 2012, the Company had no borrowings on the line of credit.

On February 11, 2009, the Company entered into a capital lease for the purchase of vehicles in the amount of $370,542. The capital lease is secured by the vehicles purchased, matures in January 2013 and requires monthly payments of $8,574, including interest at 5.24%. At March 31, 2012, the amount due on the capital lease obligation was $83,718.

Note 6.	Related Party Receivables and Payables

Related party receivables and payables at March 31, 2012 and December 31, 2011 are the result of net intercompany transactions and cash transfers between the Company and its shareholder and affiliated companies. Related party receivables and payables are unsecured and non-interest bearing.

Note 7.	Income Taxes

The Company is currently a member of a Qualified Subchapter S Subsidiary Group. Accordingly, no income tax expense was reflected in the Company’s operating results as the tax is assessed to the shareholders of its parent company.

SADDLEBROOK RENTAL POOL OPERATION

BALANCE SHEETS

DISTRIBUTION FUND

	March 31, 2012 (Unaudited)	December 31, 2011
Assets
Receivable from Saddlebrook Resorts, Inc.	$938,436	$571,598

Liabilities and Participants’ Fund Balance
Due to participants for rental pool distribution	$778,874	$473,950
Due to maintenance escrow fund	159,562	97,648

	$938,436	$571,598

MAINTENANCE ESCROW FUND

	March 31, 2012 (Unaudited)	December 31, 2011
Assets
Cash and cash equivalents	$100,904	$195,369
Receivables:
Distribution fund	159,562	97,648
Prepaid expenses and other assets	9,381	7,545
Linen Inventory	23,981	—
Furniture Inventory	38,253	48,418

	$332,081	$348,980

Liabilities and Participants’ Fund Balance
Accounts payable	$54,510	$82,194
Participants’ fund balance	277,571	266,786

	$332,081	$348,980

SADDLEBROOK RENTAL POOL OPERATION

STATEMENTS OF OPERATIONS

(Unaudited)

DISTRIBUTION FUND

	Three months ended March 31,
	2012	2011

Rental pool revenue	$2,400,748	$2,310,985

Deductions:
Marketing fee	180,056	173,324
Management fee	300,094	288,873
Travel agent commissions	135,637	57,405
Credit card expense	54,131	52,028

	669,918	571,630

Net rental income	1,730,830	1,739,355
Less operator share of net rental income	(951,956)	(782,710)
Other revenues (expenses):
Complimentary room revenues	10,400	6,630
Minor repairs and replacements	(23,920)	(30,584)

Amount available for distribution	$938,436	$932,691

SADDLEBROOK RENTAL POOL OPERATION

STATEMENTS OF CHANGES IN PARTICIPANTS’ FUND BALANCES

(Unaudited)

DISTRIBUTION FUND

	Three months ended March 31,
	2012	2011
Balance at beginning of period	$—	$—

Additions:
Amount available for distribution	938,436	932,691

Reductions:
Amount withheld for maintenance escrow fund	(159,562)	(149,981)
Amount accrued or paid to participants	(778,874)	(782,710)

Balance at end of period	$—	$—

MAINTENANCE ESCROW FUND

	Three months ended March 31,
	2012	2011
Balance at beginning of period	$266,786	657,499

Additions:
Amount withheld from distribution fund	159,562	149,981
Unit owner payments	9,964	20,353
Interest earned	11	378

Reductions:
Escrow account refunds	—	(13,146)
Maintenance charges	(60,013)	(76,991)
Unit renovations	(51,795)	4,625
Linen replacement	(46,944)	(24,693)

Balance at end of period	$277,571	$718,006

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

Results of Operations

First quarter 2012 compared to first quarter 2011

The Company’s total revenues for the three months ended March 31, 2012 increased approximately $125,000, about 2%, from the same period in the prior year. Rental Pool revenues increased $90,000, or about 4% from the comparable period last year. These increases are directly related to a increase in the number of paid unit nights of about 10%, partially offset by a 6% decrease in the average room rate.

The increase of $548,000 in operating costs and expenses for the Company is related to the increases in revenues, as well as an increase in sales and marketing efforts including additional media advertising and use of third party booking agencies. In addition the Company has seen increased staffing and promotion expenses for the new Saddlebrook Golf Practice Facility. The $98,000 increase in operating costs and expenses for the Rental Pool Operation is related to the increase in revenues, along with an increase in amounts paid to travel agents.

Net loss for the Company for the current quarter was $115,000, compared with a net income for the comparable period in the prior year of $284,000. Amounts available for distribution for the Rental Pool Operation increased $6,000 from the first quarter of 2011.

Impact of Current Economic Conditions

The Company believes that the reduced occupancy rates, when compared to periods prior to the year 2008, continue as a result of the current state of the United States’ economy, and the fact that businesses have altered their spending patterns in response.

In response to this trend, the Company has increased its marketing efforts toward the social clientele by developing packages designed to target more social guests, including families. These social packages are being promoted through the Company’s website as well as through travel wholesalers and with emphasis on e-commerce sites. Management has also implemented programs and measures to help the Company get back to positive operating income. These programs and measures include cost control programs, consolidation of restaurant operations and efforts to increase brand awareness and recognition of the Golf Academy.

Liquidity and Capital Resources

Future operating costs and planned expenditures for minor capital additions and improvements are expected to be adequately funded by the Company’s and its affiliates’ current cash reserves and cash generated by resort operations. The Company’s term note obtained from a third-party lender bears interest at 2.5% over the one month LIBOR index (2.75% at March 31, 2012) and matures in March 2014. The Company has the ability to obtain an additional $1,500,000 under a line of credit facility from the same lender subject to meeting certain financial covenants on an annual basis. The line of credit expires in November 2012. At March 31, 2012, the Company had no borrowings on the line of credit.

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

Item 4. Controls and Procedures

The Company’s management, including the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures as of March 31, 2012, pursuant to Exchange Act Rule 15d-15. Based upon that evaluation, the Company’s Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2012 in timely alerting them to material information required to be included in the Company’s periodic SEC filings.

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

There were no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2012 that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

SADDLEBROOK RESORTS, INC.
(Registrant)

Date: May 15, 2012	/s/ Donald L. Allen
Donald L. Allen
Vice President and Treasurer
(Principal Financial and Accounting Officer)