Form 10-Q
period 2012-06-30
SADDLEBROOK RESORTS INC
filed 2012-08-14
CIK 313151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SADDLEBROOK RESORTS, INC.

BALANCE SHEETS

	June 30, 2012 (Unaudited)	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$1,157,678	$592,313
Escrowed cash	127,470	216,851
Accounts receivable, net	2,388,486	1,124,269
Due from related parties	492,378	438,238
Inventory and supplies	1,468,237	1,576,875
Prepaid expenses and other current assets	801,662	745,410

Total current assets	6,435,911	4,693,956
Property, buildings and equipment, net	20,668,682	21,024,081
Deferred charges, net	19,551	25,137

Total assets	$27,124,144	$25,743,174

Liabilities and Shareholder’s Equity
Current liabilities:
Current portion of long-term debt	$577,332	$577,332
Current portion of capital lease obligation	58,985	99,593
Escrowed deposits	126,070	216,851
Accounts payable	765,394	734,427
Accrued rental distribution	1,019,802	571,598
Accrued expenses and other liabilities	1,910,954	1,728,111
Current portion of deferred income	801,768	798,981
Guest deposits	790,637	667,606
Due to related parties	5,709,358	4,704,094

Total current liabilities	11,760,300	10,098,593
Long-term debt	4,819,001	5,107,668
Long-term capital lease obligation	—	8,537
Deferred income	957,984	1,034,071

Commitments	17,537,285	16,248,869

Shareholder’s equity:
Common stock, $1.00 par value, 100,000 shares authorized and outstanding	100,000	100,000
Additional paid-in capital	1,013,127	1,013,127
Retained earnings	8,473,732	8,381,178

Total shareholder’s equity	9,586,859	9,494,305

	$27,124,144	$25,743,174

The accompanying notes are an integral part

of these financial statements

SADDLEBROOK RESORTS, INC.

STATEMENTS OF OPERATIONS

AND ACCUMULATED EARNINGS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

Revenues	$9,307,363	$6,101,004	$17,224,094	$13,893,337

Costs and expenses:
Operating costs	7,325,279	5,332,199	13,532,755	11,255,407
Sales and marketing	455,709	359,864	905,939	664,392
General and administrative	819,799	791,562	1,698,267	1,533,179
Depreciation	459,283	477,855	918,632	955,713

Total costs and expenses	9,060,070	6,961,480	17,055,593	14,408,691

Net operating income (loss) before other income (expenses)	247,293	(860,476)	168,501	(515,354)

Other (expenses) income
Interest income	17	93	18	97
Other income	5,202	32,060	11,589	36,469
Interest expense	(45,118)	(64,666)	(87,555)	(130,481)

Total other (expenses) income	(39,899)	(32,513)	(75,948)	(93,915)

Net income (loss)	207,394	(892,989)	92,553	(609,269)
Accumulated earnings at beginning of period	8,266,338	11,908,889	8,381,179	11,625,169

Accumulated earnings at end of period	$8,473,732	$11,015,900	$8,473,732	$11,015,900

The accompanying notes are an integral part

of these financial statements

SADDLEBROOK RESORTS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
	2012	2011
Operating activities:
Net income (loss)	$92,553	$(609,269)
Non-cash items included in net income (loss):
Provision for doubtful accounts	(431)	(2,729)
Depreciation	918,632	955,713
Amortization of debt financing costs	5,586	5,586
Gain on sale of assets	(2,165)	(428)
(Increase) decrease in:
Accounts receivable	(1,263,786)	560,945
Inventory and supplies	108,638	66,422
Prepaid expenses and other assets	(56,252)	(146,651)
Increase (decrease) in:
Accounts payable	30,967	(289,027)
Accrued rental distribution	448,204	66,195
Guest deposits	121,631	137,964
Accrued expenses and other liabilities	182,844	3,647
Deferred income	(73,300)	(116,606)

Cash flow provided by operating activities	513,121	631,762

Investing activities:
Capital expenditures	(563,234)	(143,819)
Proceeds from the sale of property and equipment	2,165	1,800

Cash flow used in investing activities	(561,069)	(142,019)

Financing activities:
Payments on long-term debt	(288,666)	(530,000)
Payments on capital lease obligations	(49,145)	(46,638)
Net collections from (advances to) related parties	951,124	(135,491)

Cash flow provided by (used in) Financing activities	613,313	(712,129)

Net increase (decrease) in cash	565,365	(222,386)
Cash and cash equivalents at beginning of period	592,313	1,038,368

Cash and cash equivalents at end of period	$1,157,678	$815,982

Supplemental disclosure of cash flow information: Cash paid for interest	$81,969	$125,688

The accompanying notes are an integral part

of these financial statements

SADDLEBROOK RESORTS, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

Saddlebrook Resorts, Inc. (the “Company”) developed and operates Saddlebrook Resort, which is a condominium hotel and resort located in Wesley Chapel, Florida.

The Company’s accompanying balance sheet for June 30, 2012, and its statements of operations and accumulated earnings and cash flows for the periods ended June 30, 2012 and 2011, are unaudited but reflect all adjustments which are, in the opinion of management, necessary for the fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. The balance sheet at December 31, 2011 has been derived from the audited financial statements as of that date.

The Company’s business is seasonal. Therefore, the results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the full fiscal year.

These financial statements and related notes are presented for interim periods in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X, and, consequently, do not include all disclosures normally required by accounting principles generally accepted in the United States. Accordingly, these financial statements and related notes should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Note 2. Accounts Receivable

	June 30, 2012 (Unaudited)	December 31, 2011
Trade accounts receivable	$2,425,248	$1,161,462
Less allowance for bad debts	(36,762)	(37,193)

	$2,388,486	$1,124,269

Note 3. Property, Buildings and Equipment

	June 30, 2012 (Unaudited)	December 31, 2011
Land and land improvements	$6,802,067	$6,802,067
Buildings and recreational facilities	30,236,140	30,164,381
Machinery and equipment	17,834,470	17,669,598
Construction in progress	1,124,947	807,611

	55,997,624	55,443,657
Less accumulated depreciation	(35,328,942)	(34,419,576)

	$20,668,682	$21,024,081

The Company’s property, buildings and equipment are pledged as security for its long-term debt (see Note 5).

Note 4. Deferred Charges

	June 30, 2012 (Unaudited)	December 31, 2011
Debt issue costs	$55,895	$55,895
Less accumulated amortization	(36,344)	(30,758)

	$19,551	$25,137

Note 5. Long-term debt and Capital Lease Obligation

At June 30, 2012, the outstanding balance on the term note was $ 5,396,333. The term note requires monthly principal payments of $48,111 plus monthly payments of all interest at 2.5% over the one month LIBOR index. The rate as of June 30, 2012 was 2.74%. The balance on the term note is due March 12, 2014. The note is collateralized by all current and subsequently acquired real and personal property.

In addition, the Company has the ability to obtain an additional $1,500,000 under a line of credit facility from the same lender subject to meeting certain financial covenants on an annual basis. The line of credit expires in November 2012. At June 30, 2012, the Company had no borrowings on the line of credit.

On February 11, 2009, the Company entered into a capital lease for the purchase of vehicles in the amount of $370,542. The capital lease is secured by the vehicles purchased, matures in January 2013 and requires monthly payments of $8,574, including interest at 5.24%. At June 30, 2012, the amount due on the capital lease obligation was $ 58,985.

Note 6. Related Party Receivables

Related party receivables and payables at June 30, 2012 and December 31, 2011 are the result of net intercompany transactions and cash transfers between the Company and its shareholder and affiliated companies. Related party receivables and payables are unsecured and non-interest bearing.

Note 7. Income Taxes

The Company is currently a member of a Qualified Subchapter S Subsidiary Group. Accordingly, no income tax expense was reflected in the Company’s operating results as the tax is assessed to the shareholders of its parent company.

SADDLEBROOK RENTAL POOL OPERATION

BALANCE SHEETS

DISTRIBUTION FUND

	June 30, 2012 (Unaudited)	December 31, 2011
Assets
Receivable from Saddlebrook Resorts, Inc.	$1,019,802	$571,598

Liabilities and Participants’ Fund Balance
Due to participants for rental pool distribution	$862,074	$473,950
Due to maintenance escrow fund	157,728	97,648

	$1,019,802	$571,598

MAINTENANCE ESCROW FUND

	June 30, 2012 (Unaudited)	December 31, 2011
Assets
Cash and cash equivalents	$102,938	$195,369
Receivables:
Distribution fund	157,728	97,648
Owner payments	96,758	—
Linen inventory	15,194	—
Furniture inventory	51,780	48,418
Prepaid expenses and other assets	42,824	7,545

	$467,222	$348,980

Liabilities and Participants’ Fund Balance
Accounts payable	$74,219	$82,194
Participants’ fund balance	393,003	266,786

	$467,222	$348,980

The accompanying notes are an integral part

of these financial statements

SADDLEBROOK RENTAL POOL OPERATION

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

Rental pool revenues	$2,554,454	$1,575,226	$4,955,202	$3,886,211

Deductions:
Marketing fee	191,584	118,142	371,640	291,466
Management fee	319,307	196,903	619,401	485,776
Travel agent commissions	66,279	43,987	201,916	101,392
Credit card expense	61,564	44,267	115,695	96,295
Provision for bad debts	—	3,000	—	3,000

	638,734	406,299	1,308,652	977,929

Net rental income	1,915,720	1,168,927	3,646,550	2,908,282
Less operator share of net rental income	(862,074)	(526,017)	(1,640,948)	(1,308,727)
Other revenues (expenses):
Complimentary room revenues	11,729	5,993	22,129	12,623
Minor repairs and replacements	(45,573)	(32,757)	(69,493)	(63,341)

Amount available for distribution	$1,019,802	$616,146	$1,958,238	$1,548,837

The accompanying notes are an integral part

of these financial statements

SADDLEBROOK RENTAL POOL OPERATION

STATEMENTS OF CHANGES IN PARTICIPANTS’ FUND BALANCES

(Unaudited)

DISTRIBUTION FUND

	Six months ended June 30,
	2012	2011
Balance at beginning of period	$—	$—

Additions:
Amount available for distribution	1,958,238	1,548,837

Reductions:
Amount withheld for maintenance escrow fund	(317,290)	(240,110)
Amount accrued or paid to participants	(1,640,948)	(1,308,727)

Balance at end of period	$—	$—

MAINTENANCE ESCROW FUND

	Six months ended June 30,
	2012	2011
Balance at beginning of period	$266,786	657,499

Additions:
Amount withheld from distribution fund	317,290	240,110
Unit owner payments	121,805	35,630
Interest earned	21	778

Reductions:
Escrow account refunds	(1,192)	(16,940)
Maintenance charges	(133,619)	(137,933)
Unit renovations	(62,732)	4,625
Linen replacement	(115,356)	(58,573)

Balance at end of period	$393,003	$725,196

The accompanying notes are an integral part

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

Rental pool participants and Saddlebrook share rental revenues according to the provisions of the Agreement. Net Rental Income shared consists of rentals received less a marketing surcharge of 7.5%, a 12.5% management fee, travel agent commissions, credit card expense and provision for bad debts, if warranted. Saddlebrook receives 45% of Net Rental Income as operator of the Rental Pool. The remaining 55% of Net Rental Income, after adjustments for complimentary room revenues (ten percent of the normal unit rental price paid by Saddlebrook for promotional use of the unit) and certain minor repair and maintenance charges, is available for distribution to the participants and maintenance escrow fund based upon each participant’s respective participation factor (computed using the value of a furnished unit and the number of days it was available to the pool). Quarterly, 45% of Net Rental Income is distributed to participants and 10%, as adjusted for complimentary room revenues and minor interior maintenance and replacement charges, is deposited in an escrow account until a maximum of 20% of the set value of the individual owner’s furniture package has been accumulated. Excess escrow balances are refunded to participants.

Note 2. Summary of Significant Accounting Policies

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

Results of Operations

Second quarter 2012 compared to second quarter 2011

The Company’s total revenues increased approximately $3,206,000, or about 53%, for the three months ended June 30, 2012 compared to the same period in the prior year. Total revenues for the Rental Pool increased approximately $979,000, or about 62%. These changes are directly related to an increase in occupancy of approximately 48% over the prior period.

Total costs and expenses increased approximately $2,099,000, or about 30%, for the Company, and $232,000, or about 57%, for the Rental Pool Operation. These increases in costs and expenses are directly related to the increases in revenues.

The Company experienced a net income for the quarter in the amount of approximately $207,000, compared to the net loss of the prior comparable quarter of approximately $893,000. Amounts available for distribution for the Rental Pool Operation increased approximately $404,000, or about 65%, from the comparable period last year.

First six months 2012 compared to first six months 2011

The Company’s total revenues increased approximately $3,331,000, about 24%, for the six months ended June 30, 2012 compared to the same period in the prior year. The total revenues for the Rental Pool increased approximately $1,069,000, or about 28%. Both of these increases are directly related to the increase in occupancy of approximately 19% when comparing the two periods.

Total costs and expenses for the Company increased approximately $2,647,000 or 18%. Total costs and expenses for the Rental Pool Operation increased by about $331,000.

The Company experienced a net income for the period of approximately $93,000, compared with a net loss of approximately $610,000 in the comparable period. Amounts available for distribution for the Rental Pool Operation increased approximately $409,000 over the same period in the prior year.

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

Liquidity and Capital Resources

Future operating costs and planned expenditures for minor capital additions and improvements are expected to be adequately funded by the Company’s and its affiliates’ current cash reserves and cash generated by resort operations. The Company’s term note obtained from a third-party lender bears interest at 2.5% over the one month LIBOR index (2.74% at June 30, 2012) and matures in March 2014. The Company has the ability to obtain an additional $1,500,000 under a line of credit facility from the same lender subject to meeting certain financial covenants on an annual basis. The line of credit expires in November 2012. At June 30, 2012, the Company had no borrowings on the line of credit.

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

Item 4. Controls and Procedures

The Company’s management, including the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures as of June 30, 2012, pursuant to Exchange Act Rule 15d-15. Based upon that evaluation, the Company’s Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2012 in timely alerting them to material information required to be included in the Company’s periodic SEC filings.

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

There were no changes in the Company’s internal controls over financial reporting during the three months ended June 30, 2012 that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

SADDLEBROOK RESORTS, INC.
(Registrant)

Date: August 14, 2012	/s/ Donald L. Allen
Donald L. Allen
Vice President and Treasurer
(Principal Financial and
Accounting Officer)