Form 10-Q
period 2012-09-30
SADDLEBROOK RESORTS INC
filed 2012-11-14
CIK 313151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Large accelerated filer	☐	Accelerated Filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Registrant has 100,000 shares of common stock outstanding, all of which are held by an affiliate of the Registrant.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

SADDLEBROOK RESORTS, INC.

BALANCE SHEETS

	September 30,
	2012	December 31,
	(Unaudited)	2011
Assets
Current assets:
Cash and cash equivalents	$625,449	$592,313
Escrowed cash	345,120	216,851
Accounts receivable, net	1,088,473	1,124,269
Due from related parties	706,917	438,238
Inventory and supplies	1,446,921	1,576,875
Prepaid expenses and other current assets	747,979	745,410

Total current assets	4,960,859	4,693,956
Property, buildings and equipment, net	20,441,622	21,024,081
Deferred charges, net	16,758	25,137

Total assets	$25,419,239	$25,743,174

Liabilities and Shareholder’s Equity
Current liabilities:
Current portion of long-term debt	$577,332	$577,332
Line of credit	500,000	—
Current portion of capital lease obligation	33,926	99,593
Escrowed deposits	345,120	216,851
Accounts payable	623,005	734,427
Accrued rental distribution	544,809	571,598
Accrued expenses and other liabilities	2,027,474	1,728,111
Current portion of deferred income	751,629	798,981
Guest deposits	685,272	667,606
Due to related parties	6,102,009	4,704,094

Total current liabilities	12,190,576	10,098,593
Long-term debt	4,674,668	5,107,668
Long-term capital lease obligation	—	8,537
Deferred income	919,892	1,034,071

Total liabilities	17,785,136	16,248,869

Commitments and contingencies	—	—
Shareholder’s equity:
Common stock, $1.00 par value, 100,000 shares authorized and outstanding	100,000	100,000
Additional paid-in capital	1,013,127	1,013,127
Retained earnings	6,520,976	8,381,178

Total shareholder’s equity	7,634,103	9,494,305

	$25,419,239	$25,743,174

The accompanying notes are an integral part

of these financial statements

SADDLEBROOK RESORTS, INC.

STATEMENTS OF OPERATIONS

AND ACCUMULATED EARNINGS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Revenues	$4,667,046	$3,817,967	$21,891,140	$17,711,304

Costs and expenses:
Operating costs	5,002,452	3,967,502	18,535,208	15,222,909
Sales and marketing	360,946	332,346	1,266,886	996,738
General and administrative	762,359	607,704	2,460,626	2,140,883
Depreciation	454,124	487,096	1,372,756	1,442,809

Total costs and expenses	6,579,881	5,394,648	23,635,476	19,803,339

Net operating loss before other income (expenses)	(1,912,835)	(1,576,681)	(1,744,336)	(2,092,035)

Other (expenses) income
Interest income	591	659	610	756
Other income	5,801	5,221	17,390	41,690
Interest expense	(46,312)	(62,254)	(133,867)	(192,735)

Total other (expenses) income	(39,920)	(56,374)	(115,867)	(150,289)
Net loss	(1,952,755)	(1,633,055)	(1,860,202)	(2,242,324)
Accumulated earnings at beginning of period	8,473,731	11,015,900	8,381,178	11,625,169

Accumulated earnings at end of period	$6,520,976	$9,382,845	$6,520,976	$9,382,845

The accompanying notes are an integral part

of these financial statements

SADDLEBROOK RESORTS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,
	2012	2011
Operating activities:
Net loss	$(1,860,202)	$(2,242,324)
Non-cash items included in net (loss) income:
Provision for doubtful accounts	(1,435)	(2,729)
Depreciation	1,372,756	1,442,809
Amortization of debt financing costs	8,379	8,379
Gain on sale of assets	(2,165)	(428)
Decrease (increase)in:
Accounts receivable	37,231	877,135
Inventory and supplies	129,954	75,966
Prepaid expenses and other assets	(2,569)	(84,636)
(Decrease) increase in:
Accounts payable	(111,422)	(311,665)
Accrued rental distribution	(26,789)	(247,929)
Guest deposits	17,666	(170,052)
Accrued expenses and other liabilities	299,363	88,212
Deferred income	(161,531)	(237,565)

Cash flow used in operating activities	(300,764)	(804,827)

Investing activities:
Capital expenditures	(790,298)	(523,192)
Proceeds from the sale of property and equipment	2,165	1,800

Cash flow used in investing activities	(788,133)	(521,392)

Financing activities:
Payments on long-term debt	(432,999)	(795,000)
Payments on capital lease obligations	(74,204)	(70,421)
Proceeds from line of credit	500,000	—
Net borrowings from related parties	1,129,236	1,867,854

Cash flow provided by Financing activities	1,122,033	1,002,433

Net increase (decrease) in cash and cash equivalents	33,136	(323,786)
Cash and cash equivalents at beginning of period	592,313	1,038,368

Cash and cash equivalents at end of period	$625,449	$714,582

Supplemental disclosure of cash flow information:
Cash paid for interest	$125,488	$184,356

The accompanying notes are an integral part

of these financial statements

SADDLEBROOK RESORTS, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

Saddlebrook Resorts, Inc. (the “Company”) developed and operates Saddlebrook Resort, which is a condominium hotel and resort located in Wesley Chapel, Florida.

The Company’s accompanying balance sheet for September 30, 2012, and its statements of operations and accumulated earnings and cash flows for the periods ended September 30, 2012 and 2011, are unaudited but reflect all adjustments which are, in the opinion of management, necessary for the fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. The balance sheet at December 31, 2011 has been derived from the audited financial statements as of that date.

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

Note 2. Accounts Receivable

	September 30,
	2012	December 31,
	(Unaudited)	2011
Trade accounts receivable	$1,124,231	$1,161,462
Less allowance for bad debts	(35,758)	(37,193)

	$1,088,473	$1,124,269

Note 3. Property, Buildings and Equipment

	September 30,
	2012	December 31,
	(Unaudited)	2011
Land and land improvements	$6,802,067	$6,802,067
Buildings and recreational facilities	30,236,140	30,164,381
Machinery and equipment	17,954,527	17,669,598
Construction in progress	1,231,954	807,611

	56,224,688	55,443,657
Less accumulated depreciation	(35,783,066)	(34,419,576)

	$20,441,622	$21,024,081

The Company’s property, buildings and equipment are pledged as security for its long-term debt (see Note 5).

Note 4. Deferred Charges

	September 30,	December 31,
	2012
	(Unaudited)	2011
Debt issue costs	$55,895	$55,895
Less accumulated amortization	(39,137)	(30,758)

	$16,758	$25,137

Note 5. Long-term debt and Capital Lease Obligation

At September 30, 2012, the outstanding balance on the term note was $ 5,252,000. The term note requires monthly principal payments of $48,111 plus monthly payments of all interest at 2.5% over the one month LIBOR index. The rate as of September 30, 2012 was 2.73%. The balance on the term note is due March 12, 2014. The note is collateralized by all current and subsequently acquired real and personal property.

In addition, the Company has the ability to obtain an additional $1,500,000 under a line of credit facility from the same lender subject to meeting certain financial covenants on an annual basis. The line of credit requires monthly payments of interest at 3% over the one month LIBOR index. The interest rate at September 30, 2012 was 3.23%. The line of credit expires in November 2012. At September 30, 2012, the Company had an outstanding balance of $500,000 on the line of credit.

On February 11, 2009, the Company entered into a capital lease for the purchase of vehicles in the amount of $370,542. The capital lease is secured by the vehicles purchased, matures in January 2013 and requires monthly payments of $8,574, including interest at 5.24%. At September 30, 2012, the amount due on the capital lease obligation was $33,926.

Note 6. Related Party Receivables

Related party receivables and payables at September 30, 2012 and December 31, 2011 are the result of net intercompany transactions and cash transfers between the Company and its shareholder and affiliated companies. Related party receivables and payables are unsecured and non-interest bearing.

Note 7. Income Taxes

The Company is currently a member of a Qualified Subchapter S Subsidiary Group. Accordingly, no income tax expense was reflected in the Company’s operating results as the tax is assessed to the shareholders of its parent company.

SADDLEBROOK RENTAL POOL OPERATION

BALANCE SHEETS

DISTRIBUTION FUND

	September 30,
	2012	December 31,
	(Unaudited)	2011
Assets
Receivable from Saddlebrook Resorts, Inc.	$544,809	$571,598

Liabilities and Participants’ Fund Balance
Due to participants for rental pool distribution	$468,799	$473,950
Due to maintenance escrow fund	76,010	97,648

	$544,809	$571,598

MAINTENANCE ESCROW FUND

	September 30,
	2012	December 31,
	(Unaudited)	2011
Assets
Cash and cash equivalents	$323,238	$195,369
Receivables:
Distribution fund	76,010	97,648
Owner payments	573	—
Linen inventory	8,588	—
Furniture inventory	53,401	48,418
Prepaid expenses and other assets	11,951	7,545

	$473,761	$348,980

Liabilities and Participants’ Fund Balance
Accounts payable	$109,618	$82,194
Participants’ fund balance	364,143	266,786

	$473,761	$348,980

The accompanying notes are an integral part

of these financial statements

SADDLEBROOK RENTAL POOL OPERATION

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Rental pool revenues	$1,423,407	$773,085	$6,378,609	$4,659,296

Deductions:
Marketing fee	106,756	57,981	478,396	349,447
Management fee	177,926	96,636	797,327	582,412
Travel agent commissions	63,688	22,465	265,604	123,857
Credit card expense	33,262	19,052	148,957	115,347
Provision for bad debts	—	—	—	3,000

	381,632	196,134	1,690,284	1,174,063

Net rental income	1,041,775	576,951	4,688,325	3,485,233
Less operator share of net rental income	(468,799)	(259,628)	(2,109,747)	(1,568,355)
Other revenues (expenses):
Complimentary room revenues	9,415	9,152	31,544	21,775
Minor repairs and replacements	(37,582)	(24,453)	(107,075)	(87,794)

Amount available for distribution	$544,809	$302,022	$2,503,047	$1,850,859

The accompanying notes are an integral part

of these financial statements

SADDLEBROOK RENTAL POOL OPERATION

STATEMENTS OF CHANGES IN PARTICIPANTS’ FUND BALANCES

(Unaudited)

DISTRIBUTION FUND

	Nine months ended September 30,
	2012	2011
Balance at beginning of period	$—	$—
Additions:
Amount available for distribution	2,503,047	1,850,859
Reductions:
Amount withheld for maintenance escrow fund	(393,300)	(282,504)
Amount accrued or paid to participants	(2,109,747)	(1,568,355)

Balance at end of period	$—	$—

MAINTENANCE ESCROW FUND

	Nine months ended September 30,
	2012	2011
Balance at beginning of period	$266,786	657,499
Additions:
Amount withheld from distribution fund	393,300	282,504
Unit owner payments	230,819	192,458
Interest earned	30	1,121
Reductions:
Escrow account refunds	(1,192)	(17,709)
Maintenance charges	(296,076)	(169,974)
Unit renovations	(62,732)	(262,243)
Linen replacement	(166,792)	(88,767)

Balance at end of period	$364,143	$594,889

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

Rental pool participants and Saddlebrook share rental revenues according to the provisions of the Agreement. Net Rental Income shared consists of rentals received less a marketing surcharge of 7.5%, a 12.5% management fee, travel agent commissions, credit card expenses and provision for bad debts, if warranted. Saddlebrook receives 45% of Net Rental Income as operator of the Rental Pool. The remaining 55% of Net Rental Income, after adjustments for complimentary room revenues (ten percent of the normal unit rental price paid by Saddlebrook for promotional use of the unit) and certain minor repair and maintenance charges, is available for distribution to the participants and Maintenance Escrow Fund based upon each participant’s respective participation factor (computed using the value of a furnished unit and the number of days it was available to the pool). Quarterly, 45% of Net Rental Income is distributed to participants and 10%, as adjusted for complimentary room revenues and minor interior maintenance and replacement charges, is deposited in an escrow account until a maximum of 20% of the set value of the individual owner’s furniture package has been accumulated. Excess escrow balances are refunded to participants.

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

General

The Company operates Saddlebrook Resort (the “Resort”) in Wesley Chapel, Florida, which contains condominium units that have been sold to third parties or to affiliates of the Company. The majority of the condominium units are hotel accommodations that participate in a rental-pooling program that provides its owners with a percentage distribution of related room revenues minus certain fees and expenses. The remainder of the condominium units participate in a non-pooling rental program, are owner-occupied or are designated as hospitality suites or housing for young athletes independent of the rental programs. Other resort property owned by the Company and its affiliates include golf courses, tennis courts, a spa, restaurants and conference center facilities.

Results of Operations

Third quarter 2012 compared to third quarter 2011

The Company’s total revenues increased approximately $849,000, or about 22%, for the three months ended September 30, 2012 compared to the same period in the prior year. Total revenues for the Rental Pool increased approximately $650,000, or about 84%. These changes are directly related to an increase in occupancy of approximately 62% over the prior period.

Total costs and expenses increased approximately $1,185,000, or about 22%, for the Company, and $186,000, or about 95%, for the Rental Pool Operation. These increases in costs and expenses are directly related to the increases in revenues and occupancy.

The Company experienced a net loss for the quarter in the amount of approximately $1,953,000, compared to the net loss of the prior comparable quarter of approximately $1,633,000. Amounts available for distribution for the Rental Pool Operation increased approximately $243,000, or about 80%, from the comparable period last year.

First nine months 2012 compared to first nine months 2011

The Company’s total revenues increased approximately $4,180,000, about 24%, for the nine months ended September 30, 2012 compared to the same period in the prior year. The total revenues for the Rental Pool increased approximately $1,720,000, or about 37%. Both of these increases are directly related to the increase in occupancy of approximately 35% when comparing the two periods.

Total costs and expenses for the Company increased approximately $3,832,000 or 19%. Total costs and expenses for the Rental Pool Operation increased by about $516,000, about 44%.

The Company experienced a net loss for the period of approximately $1,860,000, compared with a net loss of approximately $2,242,000 in the comparable period. Amounts available for distribution for the Rental Pool Operation increased approximately $652,000 over the same period in the prior year.

Impact of Current Economic Conditions

The Company believes that the reduced occupancy rates, when compared to periods prior to the year 2008, continue as a result of the current state of the United States’ economy, and the fact that businesses have altered their spending patterns in response.

In response to this trend, the Company has increased its marketing efforts toward the social clientele by developing packages designed to target more social guests, including families. These social packages are being promoted through the Company’s website as well as through travel wholesalers and with emphasis on e-commerce sites. Management has implemented programs and measures in an effort to get back to positive operating income. These programs and measures include cost control programs, consolidation of restaurant operations and efforts to increase brand awareness and recognition.

Liquidity and Capital Resources

Future operating costs and planned expenditures for minor capital additions and improvements are expected to be adequately funded by the Company’s and its affiliates’ current cash reserves and cash generated by resort operations. The Company’s term loan obtained from a third-party lender bears interest at 2.5% over the one month LIBOR index (2.73% at September 30, 2012) and matures in March 2014. The Company has the ability to obtain an additional $1,500,000 under a line of credit facility from the same lender subject to meeting certain financial covenants on an annual basis. The line of credit bears interest at 3% over the one month LIBOR index (3.23% at September 30,2012) and expires in November 2012. At September 30, 2012, the Company had an outstanding balance of $500,000 on the line of credit.

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

The Company’s term loan bears interest at 2.5% over the one month LIBOR index and matures on March 12, 2014.

The Company’s line of credit bears interest at 3% over the one month LIBOR index and expires in November 2012.

Item 4.	Controls and Procedures

The Company’s management, including the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures as of September 30, 2012, pursuant to Exchange Act Rule 15d-15. Based upon that evaluation, the Company’s Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2012 in timely alerting them to material information required to be included in the Company’s periodic SEC filings.

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

There were no changes in the Company’s internal controls over financial reporting during the three months ended September 30, 2012 that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

SADDLEBROOK RESORTS, INC.
(Registrant)

Date: November 14, 2012	/s/ Donald L. Allen
Donald L. Allen
Vice President and Treasurer
(Principal Financial and
Accounting Officer)