Form 10-K
period 2012-12-31
SADDLEBROOK RESORTS INC
filed 2013-04-11
CIK 313151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended December 31, 2012

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

At December 31, 2012, there were approximately 492 persons employed by the Company. The Company’s management relationship with its employees is excellent and there are no collective bargaining agreements.

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

A total of 556 condominium units are at the Resort comprised of one-, two- and three-bedroom suites. Of these condominium units, 408 are designed for hotel occupancy and located in an area called the Walking Village. The remaining 148 are slightly larger, designed for longer-termed rental, and are located in an area called the Lakeside Village. At December 31, 2012, there were 533 hotel accommodations participating in the Rental Pool. The three-bedroom condominium units become hotel accommodations as a two-bedroom suite with a separate adjoining hotel room. Some two-bedroom condominium units become hotel accommodations as a one-bedroom suite with a separate adjoining hotel room.

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

Asset Impairments - The Company’s management periodically evaluates whether there has been a permanent impairment of long-lived assets. The Company’s management believes that the accounting estimates related to asset impairments are critical estimates for the following reasons: (1) the ongoing changes in management’s expectations regarding future utilization of assets; and (2) the impact of an impairment on reported assets and earnings could be material. During the years ended December 31, 2012 and 2011, the Company’s management evaluated assets for impairment and concluded that the sum of the undiscounted expected future cash flows (excluding interest charges) from its assets exceeded their then current carrying values. Accordingly, the Company did not recognize an impairment charge.

Depreciation Expense - The Company provides for depreciation using the straight-line method at annual rates that amortize the original costs, net of salvage values, of the depreciable assets over their estimated useful lives. Management’s estimation of assets’ useful lives are critical estimates for the following reasons: (1) forecasting the salvage value for long-lived assets over a long period of time is subjective; (2) changes may take place that could render an asset obsolete or uneconomical; and (3) a change in the useful life of a long-lived asset could have a material impact on reported results of operations and reported asset values. The Company’s management believes the estimated useful life corresponds to the anticipated physical life for most assets. Although it is difficult to predict values far into the future, the Company has a long history of actual costs and values that are considered in reaching a conclusion as to the appropriate useful life of an asset.

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

Loss Contingencies – The Company estimates loss contingencies in accordance with FASB ASC 450-20 Loss Contingencies, which states that a loss contingency shall be accrued by a charge to income if both of the following conditions are met: (a) information available before the financial statements are issued or are available to be issued indicates that it is probable that a liability had been incurred at the date of the financial statements and (b) the amount of loss can be reasonably estimated. We do not believe that the ultimate resolution of our litigation matters will have an adverse effect on the Company’s financial position and results of operations. As such, there have been no adjustments for loss contingencies to the accompanying financial statements as of and for the year ended December 31, 2012.

See the Notes to the Financial Statements for Saddlebrook Resorts, Inc. in Item 8 hereof for additional accounting policies used in the preparation of the financial statements.

Impact of Current Economic Conditions

As a result of the continuing economic recession, the hospitality industry has suffered declines in terms of hotel rates and occupancy during 2012 and 2011. These negative industry trends have similarly impacted the Company’s revenues during this period, which contributed to the Company’s approximate $2,722,000 net loss in 2012 and an approximate $3,244,000 net loss in 2011.

In response to this situation, management has implemented the following programs and measures to help the Company mitigate these unfavorable conditions:

A. Management has continued its focus on controlling the variable costs for the Company. This includes reducing labor costs and sales and marketing expenses by actively reviewing the Company’s lodging, food and beverage, and facilities demands and attempting to match them with the appropriate level of resources.

B. During the first quarter of 2013, the Company has experienced increased resort revenues primarily due to increased group bookings and the related activity compared to the same period in 2012. During 2012 and through the first quarter of 2013, the Company has continued to invest significantly in the grounds and building exteriors to increase the attractiveness of the Resort for potential group and social customers planning for conferences, meetings or social events such as weddings. As a result of this investment, the Company has experienced and expects to continue to experience increased group bookings for the remainder of the first half of 2013. These increased bookings are expected to positively impact the Company’s results of operations and cash flows during 2013.

C. The Company is in its third year of its association with two top golf teaching professionals which has significantly increased the brand awareness and recognition of the Company’s affiliated Golf and Tennis Academy by industry leaders. As stated above, the Company has significantly invested in the Resort’s grounds, specifically upgraded golf training facilities. In addition, the Company has been and will continue to appeal to international students by aligning with organizations that have the ability to direct these potential students to the Golf and Tennis Academy. These investments have resulted in increased numbers of students attending the Golf and Tennis Academy during 2012 and 2013.

Liquidity and Capital Resources

Future operating costs and planned expenditures for minor capital additions and improvements are expected to be adequately funded by the Company and its affiliates’ current cash reserves and cash generated by the Resort’s operations.

The Company’s term note obtained from a third-party lender bears interest at 2.5% over the one month LIBOR index (2.75% at December 31, 2012) and matures in March 2014. The Company has the ability to obtain an additional $1,500,000 under a line of credit facility from the same lender subject to meeting certain financial covenants on an annual basis. The line of credit’s original expiration of November 2012 was extended to June 2013. At December 31, 2012, the Company had drawn $1,500,000 on the line of credit and such amount is included in the current portion of long-term debt in the accompanying balance sheets.

The Company’s ultimate shareholder has the financial ability and intent to continue to fund operations through affiliated companies that are 100% owned by the Company’s ultimate shareholder to the extent required to support the Company’s operations. During 2012, the Company received approximately $2.6 million in loans from these affiliated Companies which was a reduction of the amount of loans the Company received from these affiliated entities by approximately $2.8 million in 2011. In addition to the shareholder’s financial ability, these affiliated companies are expected to continue to generate positive cash flows during fiscal 2013 should additional funding be required to support the Company’s operations.

The Company’s operation of the Resort is not considered to be dependent on any individual or small group of customers, the loss of which would have a material adverse effect on the Company’s business or financial condition.

Results of Operations

The following chart highlights changes in the sources of Company revenues:

	Year ended December 31,
	2012	2011
Rental Pool Revenues	28%	26%
Food and beverage	31	31
Resort facilities and other	41	43

	100%	100%

2012 Compared to 2011

The Company’s total revenue increased $4,234,000, or approximately 18%, from the prior year. Rental Pool revenue increased $1,679,000, or approximately 28%. These increases are directly related to an increase in occupied room nights of approximately 27%.

The Company’s costs and expenses increased $3,797,000, or approximately 14%. Costs and expenses of the Rental Pool Operation increased $531,000, or approximately 34%. This increase is directly related to the increase in Rental Pool revenues.

The Company’s net loss improved by approximately $522,000. Amounts available for distribution to rental pool participants increased by approximately $608,000.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 15d – 15 under the Securities Exchange Act of 1934, as amended) that are designed to provide reasonable assurance that information required to be reported in the Company’s SEC filings is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. As of December 31, 2012, under the direction of our chief executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures and concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

As of December 31, 2012, management conducted an assessment of the Company’s internal control over financial reporting based on the criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management concluded that, as of December 31, 2012, the Company’s internal control over financial reporting was effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The Directors and Executive Officers of the Company are as follows:

Name	Position and Background

Thomas L. Dempsey Age 86	Chairman of the Board and Chief Executive Officer of the Company for more than five years. President of the Company until November 2000. Chairman of the Board of Saddlebrook Holdings, Inc. for more than five years.

Eleanor Dempsey	Vice Chairman of the Board of the Company for more than five years. Director and Vice Chairman of the Board of Saddlebrook Holdings, Inc. for more than five years. Wife of Thomas Dempsey.

Gregory R. Riehle Age 56	Director, Vice President and Secretary of the Company for more than five years. Director and Executive Vice President of Saddlebrook Holdings, Inc. for more than five years. Son-in- law of Thomas Dempsey.

Maureen Dempsey Age 54	Director, President and Assistant Secretary of the Company for more than five years. Director and President of Saddlebrook Holdings, Inc. for more than five years. Daughter of Thomas Dempsey.

Diane L. Riehle Age 52	Director, Vice President and Assistant Secretary of the Company for more than five years. Director and Vice Chairman of the Board of Saddlebrook Holdings, Inc. for more than five years. Daughter of Thomas Dempsey.

Donald L. Allen Age 73	Vice President and Treasurer of the Company for more than five years.

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

Item 11. Executive Compensation

The following table sets forth the remuneration paid to the Company’s named executive officers by the Company and its parent, Saddlebrook Holdings, Inc. consolidated, during the two years ended December 31, 2012 and 2011.

Summary Compensation Table

Name and Principal Position	Fiscal year	Salary	Bonus	Other annual compensation (1)	Total

Thomas L. Dempsey	2012	$50,000	$—	$16,777	$66,777
Chairman of the Board and Chief Executive Officer	2011	55,131	—	14,777	69,908

Maureen Dempsey	2012	104,250	—	28,453	132,703
President and Assistant Secretary	2011	82,952	—	26,533	109,485

Pat Ciaccio	2012	125,000	—	135	125,135
General Manager

(1)	Other Annual Compensation for 2012 consists of the following;

Vehicle Allowances

Tax Preparation Fees

Health Insurance premiums paid on behalf of greater than 2% shareholders

Group Term Life Insurance (“GTL”)

The following table shows the amounts for each category received by each named executive.

Executive	Vehicle	Tax Prep.	Health Premium	GTL

Thomas L. Dempsey	$—	$10,000	$5,541	$1,236
Maureen Dempsey	17,589	6,300	4,564	—
Pat Ciaccio	—	—	—	135

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

Item 14. Principal Accounting Fees and Services

Cherry Bekaert LLP served as the Company’s independent registered certified public accounting firm for the fiscal years ended December 31, 2012 and December 31, 2011.

The following fees were paid for services rendered during the Company’s last two fiscal years:

Audit Fees: $86,000 per year for each of the fiscal years ended December 31, 2012 and 2011 for professional services rendered for the audit of the Company’s annual financial statements, review of financial statements included in its Forms 10-Q and services that are normally provided by the auditors in connection with statutory and regulatory filings or engagements for those fiscal years.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Financial statements and schedules required to be filed are listed in Item 8 of this Form 10-K.

(b)	Exhibits:

3.1	Articles of Incorporation of Saddlebrook Resorts, Inc., a Florida corporation (incorporated by reference to Exhibit A*).

3.2	Corporate By-laws of Saddlebrook Resorts, Inc. (incorporated by reference to Exhibit B*).

4.	Declaration of Condominium, together with the following: (1) Articles of Incorporation of the Saddlebrook Association of Condominium Owners, Inc. a Florida non-profit corporation; (2) By-laws of the Saddlebrook Association of Condominium Owners, Inc., and (3) Rules and Regulations of the Saddlebrook Association of Condominium Owners, Inc. (incorporated by reference to Exhibit C*).

10.1	Management Contract between Saddlebrook Resorts, Inc. and the Saddlebrook Association of Condominium Owners, Inc. (incorporated by reference to Exhibit C*).

10.2	Saddlebrook Rental Pool and Agency Appointment Agreement. (incorporated by reference to Registrant’s Form 10-K for the annual period ended December 31, 2003)

10.3	Saddlebrook Rental Management Agency Employment (incorporated by reference to Exhibit E*).

10.4	Form of Purchase Agreement (incorporated by reference to Exhibit H*).

10.5	Form of Deed (incorporated by reference to Exhibit I*).

10.6	Form of Bill of Sale (incorporated by reference to Exhibit J*).

10.7	Loan Agreement between the Registrant and SunTrust Bank, dated November 1, 2004 (incorporated by reference from the Registrant’s Form 10-Q for the quarterly period ended September 30, 2004).

10.8	Second Amended and Restated Mortgage, Security Agreement and Fixture Filing, between the Registrant and SunTrust Bank, dated November 1, 2004 (incorporated by reference to Registrants Form 10-Q for the quarterly period ended September 30, 2004).

10.9	Promissory Note ($12 million) made by the Registrant and payable to SunTrust Bank, dated November 1, 2004 (incorporated by reference to Registrant’s Form 10-Q for the quarterly period ended September 30, 2004).

10.10	Revolving Line of Credit Promissory Note ($5 million) made by the Registrant and payable to SunTrust Bank, dated January 31, 2007 (incorporated by reference to Registrant’s Form 10-K for the fiscal year ending December 31, 2006).

10.11	Notice of Future Advance and Fifth Amended and Restated Mortgage, Security Agreement and Fixture Filing dated March 12, 2009 (incorporated by Reference to Registrant’s Form 10-K for the fiscal year ending December 31, 2009).

10.12	Third Amendment to Loan Agreement dated March 12, 2009 (incorporated by reference to Registrant’s Form 10-K for the fiscal year ending December 31, 2009).

10.13	Consolidated, Amended and Restated Promissory Note dated March 12, 2009 (incorporated by reference to Registrant’s Form 10-K for the fiscal year ending December 31, 2009).

10.14	Future Advance Promissory Note dated March 12, 2009 (incorporated by reference to Registrant’s Form 10-K for the fiscal year ending December 31, 2009).

10.15	Revolving Line of Credit Promissory Note dated March 12, 2009 (incorporated by reference to Registrant’s Form 10-K for the fiscal year ending December 31, 2009).

10.16	Fifth Amendment to Loan Agreement and First Amendment to Consolidated, Amended and Restated Promissory Note dated December 15, 2011 (incorporated by reference to Registrant’s Form 10-K for the fiscal year ending December 31, 2011).

10.17	Fourth Amended and Restated Revolving Line of Credit Promissory Note dated December 15, 2011 (incorporated by reference to the Registrant’s Form 10-K for the fiscal year ending December 31, 2011).

14.1	Code of Ethics

31.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Identification of exhibit incorporated by reference from the Registration Statement No. 2-65481 previously filed by Registrant, effective December 28, 1979.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SADDLEBROOK RESORTS, INC.
(Registrant)

Date: April 11, 2013	/s/ Donald L. Allen
Donald L. Allen
Vice President and Treasurer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on April 1, 2013.

/s/ Thomas L. Dempsey	/s/ Maureen Dempsey
Thomas L. Dempsey	Maureen Dempsey
Chairman of the Board and Chief Executive Officer	Director, President and Assistant Secretary
(Principal Executive Officer)

/s/ Gregory R. Riehle	/s/ Diane L. Riehle
Gregory R. Riehle	Diane L. Riehle
Director, Vice President and Secretary	Director, Vice President and Assistant Secretary

/s/ Donald L. Allen
Donald L. Allen
Vice President and Treasurer
(Principal Financial and Accounting Officer)

Saddlebrook Resorts, Inc.

Index

December 31, 2012 and 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholder of

Saddlebrook Resorts, Inc.

Wesley Chapel, Florida

We have audited the accompanying balance sheets of Saddlebrook Resorts, Inc. (the “Company”) as of December 31, 2012 and 2011 and the related statements of operations, changes in shareholder’s equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Cherry Bekaert LLP

Tampa, Florida

April 11, 2013

Saddlebrook Resorts, Inc.

Balance Sheets

December 31, 2012 and 2011

	2012	2011
Assets
Current assets
Cash and cash equivalents	$2,098,331	$592,313
Escrowed cash	258,941	216,851
Trade accounts receivable, net of allowance for doubtful accounts of $49,927 (2012) and $37,193 (2011)	928,030	1,124,269
Due from related parties	665,043	438,238
Resort inventory and supplies	1,367,232	1,576,875

Prepaid expenses and other assets	741,145	745,410

Total current assets	6,058,722	4,693,956
Property, buildings and equipment, net	20,531,351	21,024,081

Deferred charges, net	13,965	25,137

Total assets	$26,604,038	$25,743,174

Liabilities and Shareholder’s Equity
Current liabilities
Current portion of long-term debt	$2,077,332	$577,332
Current portion of capital lease obligations	68,735	99,593
Escrowed deposits	258,941	216,851
Accounts payable	585,609	734,427
Accrued rental distribution	527,234	571,598
Accrued expenses and other liabilities	1,753,426	1,728,111
Current portion of deferred income	730,210	798,981
Guest deposits	675,473	667,606
Due to related parties	7,495,320	4,704,094

Total current liabilities	14,172,280	10,098,593
Long-term debt	4,530,335	5,107,668
Capital lease obligations	274,878	8,537
Deferred income	854,380	1,034,071

Total liabilities	19,831,873	16,248,869

Commitments and contingencies (Note 10)
Shareholder’s equity
Common stock, $1 par, 100,000 shares authorized, issued and outstanding	100,000	100,000
Additional paid-in capital	1,013,127	1,013,127
Retained earnings	5,659,038	8,381,178

Total shareholder’s equity	6,772,165	9,494,305

Total liabilities and shareholder’s equity	$26,604,038	$25,743,174

The accompanying notes are an integral part of these financial statements.

Saddlebrook Resorts, Inc.

Statements of Operations

Years ended December 31, 2012 and 2011

	2012	2011

Resort revenues	$28,015,091	$23,781,391

Costs and expenses:
Operating costs of resort	23,673,524	20,525,718
Sales and marketing	1,666,619	1,376,567
General and administrative	3,429,026	3,005,531
Net gain on assets sold	(41,185)	(428)
Depreciation	1,850,328	1,914,836

Total costs and expenses	30,578,312	26,822,224

Net operating loss before other expenses and (income)	(2,563,221)	(3,040,833)

Other expenses (income):
Interest expense	182,388	252,197
Interest income	(610)	(766)
Other income	(22,859)	(48,273)

Total other expense	158,919	203,158

Net loss	$(2,722,140)	$(3,243,991)

The accompanying notes are an integral part of these financial statements.

Saddlebrook Resorts, Inc.

Statements of Changes in Shareholder’s Equity

Years ended December 31, 2012 and 2011

	Common Stock	Additional Paid-In Capital	Retained Earnings	Due from Related Parties	Total Shareholder’s Equity

Balances at January 1, 2011	$100,000	$1,013,127	$11,625,169	$(839,462)	$11,898,834
Net loss	—	—	(3,243,991)	—	(3,243,991)
Change in due from related parties (Note 9)	—	—	—	839,462	839,462

Balances at December 31, 2011	100,000	1,013,127	8,381,178	—	9,494,305
Net loss	—	—	(2,722,140)	—	(2,722,140)

Balances at December 31, 2012	$100,000	$1,013,127	$5,659,038	$—	$6,772,165

The accompanying notes are an integral part of these financial statements.

Saddlebrook Resorts, Inc.

Statements of Cash Flows

Years ended December 31, 2012 and 2011

	2012	2011
Cash flows from operating activities
Net loss	$(2,722,140)	$(3,243,991)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,861,500	1,926,008
Gain on disposal of property, buildings and equipment	(41,185)	(428)
Additions (reductions) to allowance for doubtful accounts	12,734	(2,162)
Change in assets and liabilities
(Increase) decrease in
Escrowed cash	(42,090)	394,161
Trade accounts receivable	183,505	399,297
Resort inventory and supplies	209,643	49,085
Prepaid expenses and other assets	4,265	(38,367)
Increase (decrease) in
Escrowed deposits	42,090	(394,161)
Accounts payable	(148,818)	(57,247)
Accrued rental distribution	(44,365)	21,647
Accrued expenses and other liabilities	25,314	(305,754)
Deferred income	(248,462)	(216,605)
Guest deposits	7,867	(160,135)

Net cash used in operating activities	(900,142)	(1,628,652)

Cash flows from investing activities
Proceeds from sales of property, buildings and equipment	2,335	1,800
Capital expenditures	(982,410)	(1,009,599)

Net cash used in investing activities	(980,075)	(1,007,799)

Cash flows from financing activities
Principal payments on long-term debt	(577,333)	(3,060,000)
Payments on capital leases	(100,853)	(94,516)
Proceeds from line of credit	1,500,000	—
Net advances from related parties	2,564,421	5,344,912

Net cash provided by financing activities	3,386,235	2,190,396

Net increase (decrease) in cash and cash equivalents	1,506,018	(446,055)
Cash and cash equivalents, beginning of year	592,313	1,038,368

Cash and cash equivalents, end of year	$2,098,331	$592,313

Supplemental disclosure
Cash paid for interest	$241,025	$241,025

Non-cash investing activities

In December 2012, the Company acquired lawn mowers for approximately $80,500 through a capital lease obligation.

In December 2012, the Company entered into a capital lease agreement for new golf carts with a value of approximately $295,000. The Company received $39,000 for trade-ins and recorded a capital lease obligation for approximately $256,000.

The accompanying notes are an integral part of these financial statements.

Saddlebrook Resorts, Inc.

Notes to Financial Statements

December 31, 2012 and 2011

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

The Company places its cash and cash equivalents on deposit with financial institutions in the United States. The Federal Deposit Insurance Corporation (“FDIC”) covers $250,000 for substantially all depository accounts. In addition, the FDIC provided unlimited coverage for certain qualifying and participating non-interest bearing transaction accounts through December 31, 2012; however, effective January 1, 2013 the FDIC discontinued the additional unlimited coverage. The Company from time to time may have amounts on deposit in excess of the insured limits. As of December 31, 2012, the Company did not have cash balances which exceeded these insured these limits. Additional uninsured cash balances on January 1, 2013 resulting from the FDIC’s discontinuance of unlimited coverage on non-interest bearing accounts were approximately $1,800,000.

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

Level 1 – Valuations based on quoted prices for identical assets and liabilities in active markets.

Saddlebrook Resorts, Inc.

Notes to Financial Statements

December 31, 2012 and 2011

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

There were no assets or liabilities that were required to be measured at fair value on a recurring basis on December 31, 2012 or 2011.

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

Asset Impairments

The Company’s management periodically evaluates whether there has been a permanent impairment of long-lived assets (property, buildings and equipment), in accordance with generally accepted accounting principles. During the years ended December 31, 2012 and 2011, the Company’s management evaluated assets for impairment and concluded that the sum of the

Saddlebrook Resorts, Inc.

Notes to Financial Statements

December 31, 2012 and 2011

undiscounted expected future cash flows (excluding interest charges) from its assets exceeded their then current carrying values. Accordingly, the Company did not recognize an impairment loss during the years ended December 31, 2012 or 2011.

Deferred Charges

Deferred charges represents costs incurred in connection with the refinancing of the Company’s long-term debt. Amortization expense for deferred charges amounted to approximately $11,000 for each of the years ended December 31, 2012 and 2011. Deferred charges are expected to be amortized approximately $11,000 in 2013 and approximately $3,000 in 2014.

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

Resort Revenues

Resort revenues are recognized as services are performed or products are delivered with the exception of initiation fee revenue, which is recognized over the average life of the memberships. Resort revenues also include rental revenues for condominium units owned by third parties participating in the Rental Pool. If these rental units were owned by the Company, normal costs associated with ownership such as depreciation, real estate taxes, unit maintenance and other costs would have been incurred. Instead, operating costs of the resort for the years ended December 31, 2012 and 2011 include rental pool distributions to participants and the maintenance escrow fund approximating $3,000,000 and $2,400,000, respectively.

Advertising

The Company charges costs of advertising to sales and marketing as incurred. The Company incurred advertising costs of approximately $299,000 and $267,000 during the years ended December 31, 2012 and 2011, respectively.

Income Taxes

The Company is currently a Qualified Subchapter S Subsidiary. Accordingly, no income tax expense was reflected in the Company’s operating results as the tax is assessed to the shareholders of its parent company.

Management has determined that the Company had no uncertain income tax positions that could have a significant effect on the financial statements at December 31, 2012 and 2011. The parent company’s federal income tax returns for 2009, 2010 and 2011 are subject to examination by the Internal Revenue Service, generally for a period of three years after the federal income tax returns were filed.

Employee Benefit Plan

The Company sponsors a defined contribution plan (the “Plan”), which provides retirement benefits for all eligible employees who have elected to participate. Employees must fulfill a one year service requirement to be eligible. The Company indefinitely suspended matching contributions effective with the year ended December 31, 2009 and has continued the suspension through 2012.

Saddlebrook Resorts, Inc.

Notes to Financial Statements

December 31, 2012 and 2011

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

3.	Management’s Plans Regarding Liquidity and Capital Resources

As a result of the continuing economic recession, the hospitality industry has suffered declines in terms of hotel rates and occupancy during 2012 and 2011. These negative industry trends have similarly impacted the Company’s revenues during this period, which contributed to the Company’s approximate $2,722,000 net loss in 2012 and an approximate $3,244,000 net loss in 2011.

In response to this situation, management has implemented the following programs and measures to help the Company mitigate these unfavorable conditions:

A. Management has continued its focus on controlling the variable costs for the Company. This includes reducing labor costs and sales and marketing expenses by actively reviewing the Company’s lodging, food and beverage, and facilities demands and attempting to match them with the appropriate level of resources.

B. During the first quarter of 2013, the Company has experienced increased resort revenues primarily due to increased group bookings and the related activity compared to the same period in 2012. During 2012 and through the first quarter of 2013, the Company has continued to invest significantly in the grounds and building exteriors to increase the attractiveness of the Resort for potential group and social customers planning for conferences, meetings or social events such as weddings. As a result of this investment, the Company has experienced and expects to continue to experience increased group bookings for the remainder of the first half of 2013. These increased bookings are expected to positively impact the Company’s results of operations and cash flows during 2013.

C. The Company is in its third year of its association with two top golf teaching professionals which has significantly increased the brand awareness and recognition of the Company’s affiliated Golf and Tennis Academy by industry leaders. As stated above, the Company has significantly invested in the Resort’s grounds, specifically upgraded golf training facilities. In addition, the Company has been and will continue to appeal to international students by aligning with organizations that have the ability to direct these potential students to the Golf and Tennis Academy. These investments have resulted in increased numbers of students attending the Golf and Tennis Academy during 2012 and 2013.

The Company’s ultimate shareholder has the financial ability and intent to continue to fund operations through affiliated companies that are 100% owned by the Company’s ultimate shareholder to the extent required to support the Company’s operations. During 2012, the Company received approximately $2.6 million in loans from these affiliated Companies which was a reduction of the amount of loans the Company received from these affiliated entities by approximately $2.8 million in 2011. In addition to the shareholder’s financial ability, these affiliated companies are expected to continue to generate positive cash flows during fiscal 2013 should additional funding be required to support the Company’s operations.

Saddlebrook Resorts, Inc.

Notes to Financial Statements

December 31, 2012 and 2011

4.	Escrowed Cash

Escrowed cash, restricted as to use, as of December 31, is comprised of the following:

	2012	2011

Rental pool unit owner deposits for maintenance reserve fund held in a bank account which bears an interest rate of 0.15%	$237,059	$195,369
Security deposits held on long-term rentals	21,882	21,482

	$258,941	$216,851

5.	Property, Buildings and Equipment, Net

Property, buildings and equipment as of December 31, consist of the following:

	Estimated Useful Lives	2012	2011

Land and land improvements		$6,802,067	$6,802,067
Buildings and recreational facilities	10–40	30,321,030	30,164,381
Machinery and equipment	5–15	18,343,095	17,669,598
Construction in progress		1,163,830	807,611

		56,630,022	55,443,657
Accumulated depreciation		(36,098,671)	(34,419,576)

		$20,531,351	$21,024,081

Substantially all property, buildings and equipment are mortgaged, pledged or otherwise subject to lien under a loan agreement (Note 7).

Depreciation expense amounted to approximately $1,850,000 and $1,915,000, for the years ended December 31, 2012 and 2011, respectively.

During 2012, the Company leased equipment under an agreement which is classified as a capital lease obligation in the accompanying balance sheets. The equipment and obligations related to the leases are recorded at the present value of the minimum lease payments. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets. Total cost of equipment and vehicles acquired during 2012 through capital lease obligations was $375,188.

Saddlebrook Resorts, Inc.

Notes to Financial Statements

December 31, 2012 and 2011

6.	Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities as of December 31 consist of the following:

	2012	2011

Accrued payroll and related expenses	$728,825	$713,739
Accrued insurance	840,986	886,330
Other accrued expenses and liabilities	183,615	128,042

	$1,753,426	$1,728,111

7.	Long-term Debt and Capital Lease Obligations

Long-term debt at December 31 consists of the following:

	2012	2011

Note payable to lender	$6,607,667	$5,685,000
Less current portion	(2,077,332)	(577,332)

	$4,530,335	$5,107,668

On December 15, 2011, the Company amended the Note Payable Agreement (the “Agreement”) on the term note and made a principal payment in the amount of $2,000,000. The balance on the term note is due March 12, 2014, and requires monthly principal payments of $48,111, together with monthly payment of all accrued interest. The term note bears interest at 2.5% over the one month LIBOR index. The rate at December 31, 2012 was 2.71%. The note is collateralized by all current and subsequently acquired real and personal property. The Company is required to maintain an annual debt service coverage ratio as defined in the Agreement. As of December 31, 2012, the Company was not in compliance with the debt service coverage ratio; however, the lender has agreed not to exercise its rights under the Agreement to demand payment in full of the total outstanding note amount. No other terms of the Agreement were modified or amended. Therefore, the Company has classified the note in accordance with maturity dates stated in the Agreement. The Company has the ability to obtain an additional $1,500,000 under a line of credit facility from the same lender subject to meeting certain financial covenants on an annual basis.

The line of credit bears interest at 3% over the one month LIBOR index. The rate at December 31, 2012 was 3.21%. The line of credit’s original expiration of November 2012 was extended to June 2013. At December 31, 2012, the Company had drawn $1,500,000 on the line of credit and such amount is included in the current portion of long-term debt in the accompanying balance sheets.

Future maturities of long-term debt as of December 31, 2012 were as follows;

2013	$2,077,332
2014	4,530,335

$6,607,667

Saddlebrook Resorts, Inc.

Notes to Financial Statements

December 31, 2012 and 2011

On February 11, 2009, the Company entered into a capital lease obligation for the purchase of equipment and vehicles in the amount of $370,542. The capital lease is secured by the equipment and vehicles purchased, matured in January 2013 and required monthly payments of $8,574, including interest at 5.24%. Interest expense related to the capital lease was approximately $3,000 and $8,000 for the years ended December 31, 2012 and 2011, respectively.

On December 13, 2012, the Company entered into a capital lease obligation for equipment in the amount of $80,479. The capital lease is secured by the equipment purchased, matures in November 2017 and requires monthly payments of $1,426, including interest at 2.44%.

On December 2, 2012, the Company entered into a capital lease obligation for equipment in the amount of $255,874. The assets associated with this lease cost $294,724, of which $38,850 was reduced through the Company’s trade-in of existing equipment. This capital lease is secured by the equipment purchased, matures in December 2017 and requires monthly payments of $4,995, including interest at 6.41%, beginning in January 2013.

Future minimum payments under the capital lease obligations at December 31, 2012 were as follows:

Years ending December 31,
2013	$85,634
2014	77,060
2015	77,060
2016	77,060
2017	75,634

392,448
Less amount representing interest	(48,835)

343,613
Less current portion	(68,735)

$274,878

8.	Resort Revenues and Operating Costs of Resort

Resort revenues and operating costs of resort are comprised of the following:

	Years Ended December 31,
	2012	2011

Resort Revenues
Room revenue subject to rental pool agreement	$7,764,308	$6,084,980
Food and beverage	8,741,981	7,420,174
Resort facilities and other	11,508,802	10,276,237

	$28,015,091	$23,781,391

Operating Costs of Resort
Distribution to rental pool participants	$3,030,281	$2,422,457
Food and beverage	8,428,827	7,532,822
Resort facilities and other	12,214,416	10,570,439

	$23,673,524	$20,525,718

Saddlebrook Resorts, Inc.

Notes to Financial Statements

December 31, 2012 and 2011

9.	Related Party Transactions

Amounts due from related parties as of December 31, are comprised of the following:

	2012	2011

Saddlebrook Resort Condominium Association, Inc.	$93,257	$128,840
Saddlebrook International Sports, LLC	140,503	—
Dempsey Resort Management, Inc.	2,300	7,346
Saddlebrook Properties LLC	4,478	4,339
Saddlebrook Realty, Inc.	404,833	265,900
Saddlebrook Investments, Inc.	9,350	7,050
Other	10,323	24,763

	$665,043	$438,238

Amounts due to related parties as of December 31, are comprised of the following:

	2012	2011

Saddlebrook International Sports, LLC	$—	$13,540
Saddlebrook Holdings, Inc.	7,495,319	4,690,554

	$7,495,319	$4,704,094

The Company previously funded expenditures for Saddlebrook Holdings, Inc. (“SHI”), the Company’s parent company. SHI’s expenditures include dividends to its shareholders, which are primarily income taxes related to the operations of SHI and its subsidiaries. During the year ended December 31, 2009, the Company continued to make advances to SHI; however, during 2009, the Company became uncertain when the due from SHI would be repaid. While the definitive repayment terms of the remaining due from SHI were established and collectability of the due from SHI was being assessed, the Company reclassified due from related parties in the amount of $839,462 as a component of shareholder’s equity. During 2011, SHI repaid the amount due from SHI of $839,462. In addition, SHI advanced SRI the amount of $2,804,765 and $4,690,554 during the years ended December 31, 2012 and 2011, respectively.

Saddlebrook International Tennis, Inc. (“SIT”), which is soley owned by SHI, owns a 70% interest in Saddlebrook International Sports, LLC (“SIS”) which operates a tennis training facility and preparatory school at the resort. SIS owns 10 condominium units at the Resort, two of which participate in the Rental Pool Operation. The Company received revenue from SIS for use of its facilities and services provided to SIS and its guests, which amounted to approximately $1,714,000 and $1,457,000 for the years ended December 31, 2012 and 2011, respectively. The Company had amounts due from SIS for a total of $140,503 as of December 31, 2012 and amounts due to SIS for a total of $13,540 as of December 31, 2011.

Saddlebrook Resorts, Inc.

Notes to Financial Statements

December 31, 2012 and 2011

Saddlebrook Investments, Inc. is a broker/dealer for sales of Saddlebrook Resort condominium units. Saddlebrook Realty, Inc. is a broker for the sale of other general real estate. These companies are solely owned by a shareholder of the Company’s parent.

Dempsey and Daughters, Inc. holds certain tracts of real estate and owns 24 individual condominium units at the Resort, 10 of which participate in the Rental Pool Operation. This company is solely owned by SHI.

The Company performs certain accounting and property management activities on behalf of the Saddlebrook Resort Condominium Association (the “Association”) and is reimbursed for expenses paid on behalf of the Association. Expenses paid on behalf of and services provided to the Association amounted to approximately $1,445,000 and $1,348,000 for the years ended December 31, 2012 and 2011, respectively.

Other related party receivables and payables consist of transactions with several other entities, along with receivables from employees for resort charges and travel advances.

10.	Commitments and Contingencies

The Company is involved in litigation in the ordinary course of business. In the opinion of management, these matters are adequately covered by insurance or indemnification from other third parties and/or the effect, if any, of these claims is not material to the reported financial condition or results of operations of the Company as of December 31, 2012.

During February 2011, the Company entered into a five-year professional services agreement with a company that specializes in golf instruction and player development with its primary focus on the development and support of the junior golf students enrolled at the Company’s golf academy. The Company is obligated to pay a specified amount per semester for each student enrolled in the golf academy. The Company is also obligated to pay a commission for each student that the golf instruction company recruits to the golf academy. During the years ended December 31, 2012 and 2011, the Company paid approximately $97,000 and $70,000, respectively, under this agreement.

During the year ended December 31, 2012, the Company entered into a supply chain agreement with an external organization to purchase certain inventory and supplies. The agreement calls for the Company to purchase at least 80% of its annual purchase requirements for these items, which is estimated to be $2.9 million with the external organization. The agreement has an initial term of two years and expires September 8, 2014.

The Company also leases equipment under operating leases. Some of the leases contain annual renewal options after the initial lease term. Lease expense amounted to approximately $69,000 for each of the years ended December 31, 2012 and 2011.

Future minimum lease payments under non-cancelable operating leases with initial lease terms in excess of one year are as follows:

2013	$56,000
2014	28,000

$84,000

Saddlebrook Resorts, Inc.

Notes to Financial Statements

December 31, 2012 and 2011

11.	Investment in Stock

In 1993, the Company invested in and formed a captive insurance company, Resort Hotel Insurance Company (“RHIC”), with other resorts participating in Resort Hotel Association (“RHA”), an insurance risk purchasing group. The Company retains an equity interest in and pays insurance premiums to RHIC. The Company’s ownership is less than 10% and all amounts contributed as capital ($132,866 as of December 31, 2012) and the increase in equity cumulative to date ($242,430 as of December 31, 2012) are recorded as a component of prepaid expenses and other assets in the accompanying balance sheets. Any change in equity is reflected as a component of other income in the statements of operations. The Company’s investment approximates the proportionate net book value of the insurance company at December 31, 2012. The Company’s stock in RHIC is restricted and may not be sold in the open market. The Company may withdraw from RHA annually at the renewal date of any of its property or casualty policies.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors of Saddlebrook

Resorts, Inc., as Operators under the Saddlebrook

Rental Pool and Agency Appointment Agreement

Wesley Chapel, Florida

We have audited the accompanying balance sheets of Saddlebrook Rental Pool Operation (funds created for participants who have entered into a rental pool agreement as explained in Note 1) as of December 31, 2012 and 2011 and the related statements of operations and changes in participants’ fund balance for the years then ended. These financial statements are the responsibility of the rental pool operator’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Saddlebrook Rental Pool Operation as of December 31, 2012 and 2011 and the results of its operations and changes in participants’ fund balance for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Cherry Bekaert LLP

Tampa, Florida

April 11, 2013

Saddlebrook Rental Pool Operation

Balance Sheets

December 31, 2012 and 2011

	2012	2011
Distribution Fund

Assets
Receivable from Saddlebrook Resorts, Inc.	$527,234	$571,598

Liabilities and Participants’ Fund Balance
Due to participants for rental pool distribution	$449,362	$473,950
Due to maintenance escrow fund	77,872	97,648

	$527,234	$571,598

Maintenance Escrow Fund

Assets
Cash in bank	$237,059	$195,369
Receivables
Distribution fund	77,872	97,648
Prepaid expenses and other assets	14,234	7,545
Linen inventory	43,600	—
Furniture inventory	49,748	48,418

	$422,513	$348,980

Liabilities and Participants’ Fund Balance
Due to Saddlebrook Resorts, Inc.	$92,946	$82,194
Participants’ fund balance	329,567	266,786

	$422,513	$348,980

The accompanying notes are an integral part of these financial statements.

Saddlebrook Rental Pool Operation

Statements of Operations

Years Ended December 31, 2012 and 2011

	2012	2011
Distribution Fund

Rental pool revenues	$7,764,308	$6,084,980

Deductions
Marketing fee	582,323	456,373
Management fee	970,539	760,623
Travel agent commissions	340,310	179,557
Bad debt reserve	—	3,000
Credit card expense	184,228	146,971

	2,077,400	1,546,524

Net rental income	5,686,908	4,538,456
Operator share of net rental income	(2,559,109)	(2,042,305)
Other revenues (expenses)
Complimentary room revenues	35,350	39,497
Minor repairs and replacements	(132,868)	(113,191)

Amounts available for distribution to participants and maintenance escrow fund	$3,030,281	$2,422,457

The accompanying notes are an integral part of these financial statements.

Saddlebrook Rental Pool Operation

Statements of Changes in Participants’ Fund Balance

Years Ended December 31, 2012 and 2011

	2012	2011
Distribution Fund

Balances, beginning of year	$—	$—
Additions
Amounts available for distribution	3,030,281	2,422,457
Reductions
Amounts withheld for maintenance escrow fund	(471,172)	(380,152)
Amounts accrued or paid to participants	(2,559,109)	(2,042,305)

Balances, end of year	$—	$—

Maintenance Escrow Fund

Balances, beginning of year	$266,786	$657,499
Additions
Amount withheld from distribution fund	471,172	380,152
Unit owner payments	252,425	313,214
Interest earned	90	1,241
Reductions
Unit renovations	(81,462)	(704,528)
Refunds of excess amounts in escrow accounts	(1,414)	(19,051)
Maintenance charges	(402,649)	(234,890)
Linen expense	(175,381)	(126,851)

Balances, end of year	$329,567	$266,786

The accompanying notes are an integral part of these financial statements.

Saddlebrook Rental Pool Operation

Notes to Financial Statements

December 31, 2012 and 2011

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