Form 10-Q
period 2013-03-31
SADDLEBROOK RESORTS INC
filed 2013-05-15
CIK 313151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SADDLEBROOK RESORTS, INC.

BALANCE SHEETS

	March 31, 2013 (Unaudited)	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$1,833,157	$2,098,331
Escrowed cash	196,036	258,941
Accounts receivable, net	3,053,565	928,030
Due from related parties	684,061	665,043
Inventory and supplies	1,276,935	1,367,232
Prepaid expenses and other assets	788,154	741,145

Total current assets	7,831,908	6,058,722
Property, buildings and equipment, net	20,090,574	20,531,351
Deferred charges, net	17,678	13,965

Total assets	$27,940,160	$26,604,038

Liabilities and Shareholder’s Equity
Current liabilities:
Current portion of long-term debt	$4,963,335	$2,077,332
Line of credit	1,500,000	—
Current portion of capital lease obligations	61,015	68,735
Escrowed deposits	196,036	258,941
Accounts payable	687,131	585,609
Accrued rental distribution	1,065,688	527,234
Accrued expenses and other liabilities	2,081,704	1,753,426
Current portion of deferred income	727,000	730,210
Guest deposits	657,873	675,473
Due to related parties	6,561,710	7,495,320

Total current liabilities	18,501,492	14,172,280
Long-term debt	—	4,530,335
Long-term capital lease obligations	259,314	274,878
Deferred income	816,345	854,380

Total liabilities	19,577,151	19,831,873

Commitments and contingencies
Shareholder’s equity:
Common stock, $1.00 par value, 100,000 shares authorized and outstanding	100,000	100,000
Additional paid-in capital	1,013,127	1,013,127
Retained earnings	7,249,882	5,659,038

Total shareholder’s equity	8,363,009	6,772,165

Total liabilities and shareholder’s equity	$27,940,160	$26,604,038

The accompanying notes are an integral part

of these financial statements.

SADDLEBROOK RESORTS, INC.

STATEMENTS OF OPERATIONS

AND ACCUMULATED EARNINGS

(Unaudited)

	Three months ended March 31,
	2013	2012
Revenues	$9,716,028	$7,916,731

Costs and expenses:
Operating costs	6,418,705	6,207,477
Sales and marketing	444,212	450,230
General and administrative	788,735	878,468
Depreciation	460,474	459,349

Total costs and expenses	8,112,126	7,995,524

Net operating income (loss) before other income and (expenses)	1,603,902	(78,793)

Other (expenses) and income:
Interest income	—	1
Other income	34,162	6,387
Interest expense	(47,220)	(42,435)

Total other (expenses) and income	(13,058)	(36,047)

Net income (loss)	1,590,844	(114,840)

Accumulated earnings at beginning of period	5,659,038	8,381,178

Accumulated earnings at end of period	$7,249,882	$8,266,338

The accompanying notes are an integral part

of these financial statements.

SADDLEBROOK RESORTS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
	2013	2012
Operating activities:
Net income (loss)	$1,590,844	$(114,840)
Non-cash items included in net income (loss):
Depreciation	460,474	459,349
Amortization of debt financing costs	2,793	2,793
Increase (decrease) in:
Accounts receivable	(2,125,535)	(1,204,039)
Inventory and supplies	90,297	69,423
Prepaid expenses and other assets	(47,009)	(86,403)
Increase (decrease) in:
Accounts payable	101,522	50,675
Guest deposits	(17,600)	400,135
Accrued expenses and other liabilities	866,732	819,332
Deferred income	(41,245)	(87,227)

Cash flow provided by operating activities	881,273	309,199

Investing activities:
Capital expenditures	(19,697)	(256,069)

Cash flow used in investing activities	(19,697)	(256,069)

Financing activities:
Payments on long-term debt	(144,332)	(144,333)
Payments on capital lease obligations	(23,284)	(24,412)
Debt issuance costs	(6,506)	—
Net (payments) borrowings from related parties	(952,628)	662,159

Cash flow (used in) provided by financing activities	(1,126,750)	493,414

Net (decrease) increase in cash and cash equivalents	(265,174)	546,544
Cash and cash equivalents at beginning of period	2,098,331	592,313

Cash and cash equivalents at end of period	$1,833,157	$1,138,857

Supplemental disclosure of cash flow information:
Cash paid for interest	$44,427	$39,643

The accompanying notes are an integral part

of these financial statements.

SADDLEBROOK RESORTS, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

Saddlebrook Resorts, Inc. (the “Company”) developed and operates Saddlebrook Resort, which is a condominium hotel and resort located in Wesley Chapel, Florida.

The Company’s accompanying balance sheet for March 31, 2013, and its statements of operations and accumulated earnings and cash flows for the periods ended March 31, 2013 and 2012, are unaudited but reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. The balance sheet at December 31, 2012 has been derived from the audited financial statements as of that date.

The Company’s business is seasonal. Therefore, the results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the full fiscal year.

These financial statements and related notes are presented for interim periods in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X, and consequently, do not include all disclosures normally required by accounting principles generally accepted in the United States. Accordingly, these financial statements and related notes should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Note 2. Accounts Receivable

	March 31, 2013 (Unaudited)	December 31, 2012
Trade accounts receivable	$3,102,338	$977,957
Less reserve for bad debts	(48,773)	(49,927)

	$3,053,565	$928,030

Note 3. Property, Buildings and Equipment

	March 31, 2013 (Unaudited)	December 31, 2012
Land and land improvements	$6,802,067	$6,802,067
Buildings and recreational facilities	30,321,030	30,321,030
Machinery and equipment	18,352,395	18,343,095
Construction in progress	1,174,227	1,163,830

	56,649,719	56,630,022
Less accumulated depreciation	(36,559,145)	(36,098,671)

	$20,090,574	$20,531,351

The Company’s property, buildings and equipment are pledged as security for its long-term debt (see Note 5).

Note 4. Deferred Charges

	March 31, 2013 (Unaudited)	December 31, 2012
Debt issue costs	$62,401	$55,895
Less accumulated amortization	(44,723)	(41,930)

	$17,678	$13,965

Note 5. Notes Payable and Capital Lease Obligation

On March 31, 2013, the outstanding balance on the term note was $ 4,963,335. The term note requires monthly principal payments of $48,111 plus monthly payments of all interest at 2.5% over the one month LIBOR index. The rate as of March 31, 2013 was 2.70%. The balance on the term note is due March 12, 2014. The note is collateralized by all current and subsequently acquired real and personal property.

In addition, the Company has obtained $1,500,000 under a line of credit facility from the same lender. The line of credit requires monthly payments of interest at 4.5% over the one month LIBOR index. The interest rate at March 31, 2013 was 4.70%. The line of credit expires in June 2013. On March 31, 2013, the Company had an outstanding balance of $1,500,000 on the line of credit.

On February 11, 2009, the Company entered into a capital lease for the purchase of vehicles in the amount of $370,542. The capital lease is secured by the vehicles purchased, matured in January 2013 and required monthly payments of $8,574, including interest at 5.24%. At March 31, 2013, this capital lease obligation was paid in full.

On December 13, 2012, the Company entered into a capital lease obligation for equipment in the amount of $80,479. The capital lease is secured by the equipment purchased, matures in November 2017 and requires monthly payments of $1,426, including interest at 2.44%. At March 31, 2013, the amount due on the capital lease obligation was $75,400.

On December 2, 2012, the Company entered into a capital lease obligation for equipment in the amount of $255,874. The assets associated with this lease cost $294,724, of which $38,850 was reduced through the Company’s trade-in of existing equipment. This capital lease is secured by the equipment purchased, matures in December 2017 and requires monthly payments of $4,995, including interest at 6.41%, beginning in January 2013. At March 31, 2013, the amount due on the capital lease obligation was $244,929.

Note 6. Related Party Receivables and Payables

Related party receivables and payables at March 31, 2013 and December 31, 2012 are the result of net intercompany transactions and cash transfers between the Company and its shareholder and affiliated companies. Related party receivables and payables are unsecured and non-interest bearing.

Note 7. Income Taxes

The Company is currently a member of a Qualified Subchapter S Subsidiary Group. Accordingly, no income tax expense was reflected in the Company’s operating results as the tax is assessed to the shareholders of its parent company.

SADDLEBROOK RENTAL POOL OPERATION

BALANCE SHEETS

DISTRIBUTION FUND

	March 31, 2013 (Unaudited)	December 31, 2012

Assets
Receivable from Saddlebrook Resorts, Inc.	$1,065,688	$527,234

Liabilities and Participants’ Fund Balance
Due to participants for rental pool distribution	$901,036	$449,362
Due to maintenance escrow fund	164,652	77,872

	$1,065,688	$527,234

MAINTENANCE ESCROW FUND

	March 31, 2013 (Unaudited)	December 31, 2012
Assets
Cash and cash equivalents	$172,734	$237,059
Receivables:
Distribution fund	164,652	77,872
Prepaid expenses and other assets	9,972	14,234
Linen inventory	30,694	43,600
Furniture inventory	61,544	49,748

	$439,596	$422,513

Liabilities and Participants’ Fund Balance
Accounts payable	$59,254	$92,946
Participants’ fund balance	380,342	329,567

	$439,596	$422,513

SADDLEBROOK RENTAL POOL OPERATION

STATEMENTS OF OPERATIONS

(Unaudited)

DISTRIBUTION FUND

	Three months ended March 31,
	2013	2012

Rental pool revenue	$2,765,300	$2,400,748

Deductions:
Marketing fee	207,397	180,056
Management fee	345,662	300,094
Travel agent commissions	144,965	135,637
Credit card expense	64,973	54,131

	762,997	669,918

Net rental income	2,002,303	1,730,830
Less operator share of net rental income	(901,036)	(951,956)
Other revenues (expenses):
Complimentary room revenues	6,564	10,400
Minor repairs and replacements	(42,143)	(23,920)

Amount available for distribution	$1,065,688	$938,436

SADDLEBROOK RENTAL POOL OPERATION

STATEMENTS OF CHANGES IN PARTICIPANTS’ FUND BALANCES

(Unaudited)

DISTRIBUTION FUND

	Three months ended March 31,
	2013	2012
Balance at beginning of period	$—	$—

Additions:
Amount available for distribution	1,065,688	938,436

Reductions:
Amount withheld for maintenance escrow fund	(164,652)	(159,562)
Amount accrued or paid to participants	(901,036)	(778,874)

Balance at end of period	$—	$—

MAINTENANCE ESCROW FUND

	Three months ended March 31,
	2013	2012
Balance at beginning of period	$329,567	266,786

Additions:
Amount withheld from distribution fund	164,652	159,562
Unit owner payments	14,003	9,964
Interest earned	20	11

Reductions:
Escrow account refunds	(2,285)	—
Maintenance charges	(61,200)	(60,013)
Unit renovations	(5,548)	(51,795)
Linen replacement	(58,867)	(46,944)

Balance at end of period	$380,342	$277,571

SADDLEBROOK RENTAL POOL OPERATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 8. Rental Pool Operations and Rental Pool Agreement

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

Note 9. Summary of Significant Accounting Policies

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

Results of Operations

First quarter 2013 compared to first quarter 2012

The Company’s total revenues for the three months ended March 31, 2013 increased $1,799,297, about 23%, from the same period in the prior year. Rental Pool revenues increased $364,552, or about 15% from the comparable period last year. Paid room nights increased by 6% for the Resort’s Social business while there was a 16% increase in Group business paid nights, or a total of 1625 paid unit nights. The Company’s total resort revenues were affected by increased sales in its food and beverage and other areas of operations.

The increase of $116,602 in operating costs and expenses for the Company is minimal due to the cost control procedures that have been implemented in day to day operations. The $93,079 increase in operating costs and expenses for the Rental Pool Operation is directly related to the increases in revenues.

Net Income for the Company increased $1,705,684 from the comparable period last year. Amounts available for distribution for the Rental Pool Operation increased $127,252 from the first quarter of 2012.

Impact of Current Economic Conditions

The first quarter of 2013 did show an improvement in group and social bookings; however, the Company believes that reduced occupancy rates will continue as a result of the current state of the United States’ economy, and the fact that businesses have altered their spending patterns in response.

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

Liquidity and Capital Resources

Future operating costs and planned expenditures for minor capital additions and improvements are expected to be adequately funded by the Company’s and its affiliates’ current cash reserves and cash generated by resort operations. The Company’s term note obtained from a third-party lender bears interest at 2.5% over the one month LIBOR index (2.70% at March 31, 2013) and matures in March 2014. The Company has obtained $1,500,000 under a line of credit facility from the same lender. The line of credit bears interest at 4.5% over the one month LIBOR index (4.70% at March 31, 2013) and expires in June 2013. At March 31, 2013, the Company had an outstanding balance of $1,500,000 on the line of credit. Management intends to pay off the line of credit by its maturity date.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

The Company’s management, including the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures as of March 31, 2013, pursuant to Exchange Act Rule 15d-15. Based upon that evaluation, the Company’s Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2013 in timely alerting them to material information required to be included in the Company’s periodic SEC filings.

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

There were no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2013 that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

101 – Interactive Data Files

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SADDLEBROOK RESORTS, INC.
(Registrant)

Date: May 15, 2013	/s/ Donald L. Allen
Donald L. Allen
Vice President and Treasurer
(Principal Financial and
Accounting Officer)