Form 10-Q
period 2013-06-30
SADDLEBROOK RESORTS INC
filed 2013-08-13
CIK 313151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SADDLEBROOK RESORTS, INC.

BALANCE SHEETS

	June 30, 2013 (Unaudited)	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$1,924,831	$2,098,331
Escrowed cash	267,074	258,941
Accounts receivable, net	753,719	928,030
Due from related parties	588,426	665,043
Inventory and supplies	1,262,035	1,367,232
Prepaid expenses and other current assets	796,650	741,145

Total current assets	5,592,735	6,058,722
Property, buildings and equipment, net	19,739,092	20,531,351
Deferred charges, net	8,379	13,965

Total assets	$25,340,206	$26,604,038

Liabilities and Shareholder’s Equity
Current liabilities:
Current portion of long-term debt	$4,819,000	$2,077,332
Current portion of capital lease obligations	61,846	68,735
Escrowed deposits	267,074	258,941
Accounts payable	505,615	585,609
Accrued rental distribution	673,453	527,234
Accrued expenses and other liabilities	1,531,763	1,753,426
Current portion of deferred income	711,549	730,210
Guest deposits	689,890	675,473
Due to related parties	6,921,096	7,495,320

Total current liabilities	16,181,286	14,172,280
Long-term debt	—	4,530,335
Long-term capital lease obligations	243,536	274,878
Deferred income	785,283	854,380

Total liabilities	17,210,105	19,831,873

Commitments and contingencies
Shareholder’s equity:
Common stock, $1.00 par value, 100,000 shares authorized and outstanding	100,000	100,000
Additional paid-in capital	1,013,127	1,013,127
Retained earnings	7,016,974	5,659,038

Total shareholder’s equity	8,130,101	6,772,165

Total liabilities and shareholder’s equity	$25,340,206	$26,604,038

The accompanying notes are an integral part

of these financial statements

SADDLEBROOK RESORTS, INC.

STATEMENTS OF OPERATIONS

AND RETAINED EARNINGS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012

Revenues	$6,472,504	$9,307,363	$16,188,532	$17,224,094

Costs and expenses:
Operating costs	5,107,452	7,325,279	11,526,155	13,532,755
Sales and marketing	317,014	455,709	761,226	905,939
General and administrative	756,462	819,799	1,545,198	1,698,267
Depreciation	460,570	459,283	921,043	918,632

Total costs and expenses	6,641,498	9,060,070	14,753,622	17,055,593

Net operating (loss) income before other income (expenses)	(168,994)	247,293	1,434,910	168,501

Other (expenses) income
Interest income	—	17	1	18
Other income	4,688	5,202	38,849	11,589
Interest expense	(68,602)	(45,118)	(115,824)	(87,555)

Total other (expenses) income	(63,914)	(39,899)	(76,974)	(75,948)

Net (loss) income	(232,908)	207,394	1,357,936	92,553

Retained earnings at beginning of period	7,249,882	8,266,338	5,659,038	8,381,179

Retained earnings at end of period	$7,016,974	$8,473,731	$7,016,974	$8,473,732

The accompanying notes are an integral part

of these financial statements

SADDLEBROOK RESORTS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
	2013	2012
Operating activities:
Net income	$1,357,936	$92,553
Non-cash items included in net income (loss):
Provision for doubtful accounts	—	(431)
Depreciation	921,043	918,632
Amortization of debt financing costs	12,092	5,586
Gain on sale of assets	—	(2,165)
(Increase) decrease in:
Accounts receivable	174,311	(1,263,786)
Inventory and supplies	105,197	108,638
Prepaid expenses and other assets	(55,505)	(56,252)
Increase (decrease) in:
Accounts payable	(79,994)	30,967
Accrued rental distribution	146,219	448,204
Guest deposits	14,417	121,631
Accrued expenses and other liabilities	(221,663)	182,844
Deferred income	(87,758)	(73,300)

Cash flow provided by operating activities	2,286,295	513,121

Investing activities:
Capital expenditures	(128,784)	(563,234)
Proceeds from the sale of property and equipment	—	2,165

Cash flow used in investing activities	(128,784)	(561,069)

Financing activities:
Payments on long-term debt	(288,667)	(288,666)
Payments on line of credit	(1,500,000)	—
Payments on capital lease obligations	(38,231)	(49,145)
Debt issuance costs	(6,506)	—
Net borrowings from related parties	(497,607)	951,124

Cash flow (used in) provided by financing activities	(2,331,011)	613,313

Net (decrease) increase in cash	(173,500)	565,365
Cash and cash equivalents at beginning of period	2,098,331	592,313

Cash and cash equivalents at end of period	$1,924,831	$1,157,678

Supplemental disclosure of cash flow information:
Cash paid for interest	$103,730	$81,969

The accompanying notes are an integral part

of these financial statements

SADDLEBROOK RESORTS, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

Saddlebrook Resorts, Inc. (the “Company”) developed and operates Saddlebrook Resort, which is a condominium hotel and resort located in Wesley Chapel, Florida.

The Company’s accompanying balance sheet for June 30, 2013, and its statements of operations and retained earnings and cash flows for the periods ended June 30, 2013 and 2012, are unaudited but reflect all adjustments which are, in the opinion of management, necessary for the fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. The balance sheet at December 31, 2012 has been derived from the audited financial statements as of that date.

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

Note 2. Accounts Receivable

	June 30, 2013 (Unaudited)	December 31, 2012
Trade accounts receivable	$793,570	$977,957
Less allowance for bad debts	(39,851)	(49,927)

	$753,719	$928,030

Note 3. Property, Buildings and Equipment

	June 30, 2013 (Unaudited)	December 31, 2012
Land and land improvements	$6,802,067	$6,802,067
Buildings and recreational facilities	30,321,031	30,321,030
Machinery and equipment	18,399,574	18,343,095
Construction in progress	1,234,555	1,163,830

	56,757,227	56,630,022
Less accumulated depreciation	(37,018,135)	(36,098,671)

	$19,739,092	$20,531,351

The Company’s property, buildings and equipment are pledged as security for its long-term debt (see Note 5).

Note 4. Deferred Charges

	June 30, 2013 (Unaudited)	December 31, 2012
Debt issue costs	$62,401	$55,895
Less accumulated amortization	(54,022)	(41,930)

	$8,379	$13,965

Note 5. Long-term debt and Capital Lease Obligation

At June 30, 2013, the outstanding balance on the term note was $4,819,000. The term note requires monthly principal payments of $48,111 plus monthly payments of all interest at 2.5% over the one month LIBOR index. The rate as of June 30, 2013 was 2.69%. The balance on the term note is due March 12, 2014. The note is collateralized by all current and subsequently acquired real and personal property.

The Company had a $1,500,000 line of credit from the same lender that expired on June 30, 2013. There were no amounts outstanding on the line of credit at June 30, 2013.

On December 13, 2012, the Company entered into a capital lease obligation for equipment in the amount of $80,479. The capital lease is secured by the equipment purchased, matures in November 2017 and requires monthly payments of $1,426, including interest at 2.44%. At June 30, 2013, the amount due on the capital lease obligation was $71,575.

On December 2, 2012, the Company entered into a capital lease obligation for equipment in the amount of $255,874. The assets associated with this lease cost $294,724, of which $38,850 was reduced through the Company’s trade-in of existing equipment. This capital lease is secured by the equipment purchased, matures in December 2017 and requires monthly payments of $4,995, including interest at 6.41%. At June 30, 2013, the amount due on the capital lease obligation was $233,807.

Note 6. Related Party Receivables

Related party receivables and payables at June 30, 2013 and December 31, 2012 are the result of net intercompany transactions and cash transfers between the Company and its shareholder and affiliated companies. Related party receivables and payables are unsecured and non-interest bearing.

Note 7. Income Taxes

The Company is currently a member of a Qualified Subchapter S Subsidiary Group. Accordingly, no income tax expense was reflected in the Company’s operating results as the tax is assessed to the shareholders of its parent company.

SADDLEBROOK RENTAL POOL OPERATION

BALANCE SHEETS

DISTRIBUTION FUND

	June 30, 2013 (Unaudited)	December 31, 2012
Assets
Receivable from Saddlebrook Resorts, Inc.	$673,453	$527,234

Liabilities and Participants’ Fund Balance
Due to participants for rental pool distribution	$586,026	$449,362
Due to maintenance escrow fund	87,427	77,872

	$673,453	$527,234

MAINTENANCE ESCROW FUND

	June 30, 2013 (Unaudited)	December 31, 2012
Assets
Cash and cash equivalents	$247,692	$237,059
Receivables:
Distribution fund	87,427	77,872
Owner payments	500	—
Linen inventory	17,188	43,600
Furniture inventory	57,653	49,748
Prepaid expenses and other assets	9,561	14,234

	$420,021	$422,513

Liabilities and Participants’ Fund Balance
Accounts payable	$65,112	$92,946
Participants’ fund balance	354,909	329,567

	$420,021	$422,513

The accompanying notes are an integral part

of these financial statements

SADDLEBROOK RENTAL POOL OPERATION

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012

Rental pool revenues	$1,765,014	$2,554,454	$4,530,314	$4,955,202

Deductions:
Marketing fee	132,376	191,584	339,774	371,640
Management fee	220,627	319,307	566,290	619,401
Travel agent commissions	57,195	66,279	202,159	201,916
Credit card expense	52,535	61,564	117,507	115,695

	462,733	638,734	1,225,730	1,308,652

Net rental income	1,302,281	1,915,720	3,304,584	3,646,550
Less operator share of net rental income	(586,026)	(862,074)	(1,487,062)	(1,640,948)
Other revenues (expenses):
Complimentary room revenues	6,446	11,729	13,010	22,129
Minor repairs and replacements	(49,248)	(45,573)	(91,391)	(69,493)

Amount available for distribution	$673,453	$1,019,802	$1,739,141	$1,958,238

The accompanying notes are an integral part

of these financial statements

SADDLEBROOK RENTAL POOL OPERATION

STATEMENTS OF CHANGES IN PARTICIPANTS’ FUND BALANCES

(Unaudited)

DISTRIBUTION FUND

	Six months ended June 30,
	2013	2012
Balance at beginning of period	$—	$—

Additions:
Amount available for distribution	1,739,141	1,958,238

Reductions:
Amount withheld for maintenance escrow fund	(252,079)	(317,290)
Amount accrued or paid to participants	(1,487,062)	(1,640,948)

Balance at end of period	$—	$—

MAINTENANCE ESCROW FUND

	Six months ended June 30,
	2013	2012
Balance at beginning of period	$329,567	266,786

Additions:
Amount withheld from distribution fund	252,079	317,290
Unit owner payments	24,706	121,805
Interest earned	24	21

Reductions:
Escrow account refunds	(2,712)	(1,192)
Maintenance charges	(136,737)	(133,619)
Unit renovations	(5,692)	(62,732)
Linen replacement	(106,326)	(115,356)

Balance at end of period	$354,909	$393,003

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

Results of Operations

Second quarter 2013 compared to second quarter 2012

The Company’s total revenues decreased $2,834,859, or about 30%, for the three months ended June 30, 2013 compared to the same period in the prior year. Total revenues for the Rental Pool Operation decreased $789,440, or about 31%. These changes are directly related to a decrease in occupancy of 29% over the prior period.

Total costs and expenses decreased $2,418,572, or 27%, for the Company, and $176,001, or 28%, for the Rental Pool Operation. These decreases in costs and expenses are directly related to the decreases in revenues.

The Company experienced a net loss for the quarter in the amount of $232,908, compared to the net income of the prior comparable quarter of $207,393. Amounts available for distribution for the Rental Pool Operation decreased $346,349, or 34%, from the comparable period last year.

First six months 2013 compared to first six months 2012

The Company’s total revenues decreased $1,035,562, about 6%, for the six months ended June 30, 2013 compared to the same period in the prior year. The total revenues for the Rental Pool decreased $424,888, or 9%. Both of these decreases are directly related to the decrease in occupancy of 2.9% when comparing the two periods.

Total costs and expenses for the Company decreased $2,301,971 or 13%. Total costs and expenses for the Rental Pool Operation decreased by $82,922.

The Company experienced a net income for the period of $1,357,936, compared with a net income of $92,553 in the comparable period. The Company’s increase in net income of $1,265,383 over the comparable period is directly contributed to cost savings in labor, and by reducing cost of materials and supplies by joining a major procurement service. Amounts available for distribution for the Rental Pool Operation decreased $219,097 over the same period in the prior year.

Impact of Current Economic Conditions

The Company believes that reduced occupancy rates will continue as a result of the current state of the United States economy, and the fact that businesses have altered their spending patterns in response.

In response to this trend, the Company has increased its marketing efforts toward the social clientele by developing packages designed to target more social guests, including families. These social packages are being promoted through the Company’s website as well as through travel wholesalers and with emphasis on e-commerce sites. Management has implemented programs and measures to help the Company get back to positive operating income. These programs and measures include cost control programs, consolidation of restaurant operations and efforts to increase brand awareness and recognition of the Resort.

Liquidity and Capital Resources

Future operating costs and planned expenditures for minor capital additions and improvements are expected to be adequately funded by the Company’s and its affiliates’ current cash reserves and cash generated by resort operations. The Company’s term note obtained from a third-party lender bears interest at 2.5% over the one month LIBOR index (2.69% at June 30, 2013) and matures in March 2014. The Company’s $1,500,000 line of credit expired on June 30, 2013. The amount outstanding on the line of credit was $0 at June 30, 2013.

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

Item 4. Controls and Procedures

The Company’s management, including the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures as of June 30, 2013, pursuant to Exchange Act Rule 15d-15. Based upon that evaluation, the Company’s Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2013 in timely alerting them to material information required to be included in the Company’s periodic SEC filings.

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

There were no changes in the Company’s internal controls over financial reporting during the six months ended June 30, 2013 that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

SADDLEBROOK RESORTS, INC.
(Registrant)

Date: August 13, 2013	/s/ Donald L. Allen
Donald L. Allen
Vice President and Treasurer
(Principal Financial and Accounting Officer)