Form 10-Q
period 2013-09-30
SADDLEBROOK RESORTS INC
filed 2013-11-14
CIK 313151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SADDLEBROOK RESORTS, INC.

BALANCE SHEETS

	September 30, 2013 (Unaudited)	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$697,978	$2,098,331
Escrowed cash	218,196	258,941
Accounts receivable, net	496,270	928,030
Due from related parties	641,025	665,043
Inventory and supplies	1,355,194	1,367,232
Prepaid expenses and other current assets	674,391	741,145

Total current assets	4,083,054	6,058,722
Property, buildings and equipment, net	19,656,953	20,531,351
Deferred charges, net	5,586	13,965

Total assets	$23,745,593	$26,604,038

Liabilities and Shareholder’s Equity
Current liabilities:
Current portion of long-term debt	$4,674,669	$2,077,332
Current portion of capital lease obligations	62,686	68,735
Escrowed deposits	218,196	258,941
Accounts payable	556,565	585,609
Accrued rental distribution	274,782	527,234
Accrued expenses and other liabilities	1,766,742	1,753,426
Current portion of deferred income	702,747	730,210
Guest deposits	788,980	675,473
Due to related parties	7,146,787	7,495,320

Total current liabilities	16,192,154	14,172,280
Long-term debt	—	4,530,335
Long-term capital lease obligations	227,547	274,878
Deferred income	746,674	854,380

Total liabilities	17,166,375	19,831,873

Commitments and contingencies	—	—
Shareholder’s equity:
Common stock, $1.00 par value, 100,000 shares authorized and outstanding	100,000	100,000
Additional paid-in capital	1,013,127	1,013,127
Retained earnings	5,466,091	5,659,038

Total shareholder’s equity	6,579,218	6,772,165

	$23,745,593	$26,604,038

The accompanying notes are an integral part

of these financial statements

SADDLEBROOK RESORTS, INC.

STATEMENTS OF OPERATIONS

AND RETAINED EARNINGS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

Revenues	$3,601,561	$4,667,046	$19,790,093	$21,891,140

Costs and expenses:
Operating costs	3,668,823	5,002,452	15,194,979	18,535,208
Sales and marketing	254,308	360,946	1,015,534	1,266,886
General and administrative	723,554	762,359	2,268,751	2,460,626
Depreciation	468,682	454,124	1,389,725	1,372,756

Total costs and expenses	5,115,367	6,579,881	19,868,989	23,635,476

Net operating loss before other income (expenses)	(1,513,806)	(1,912,835)	(78,896)	(1,744,336)

Other (expenses) income
Interest income	—	591	—	610
Other income	3,966	5,801	42,815	17,390
Interest expense	(41,043)	(46,312)	(156,866)	(133,867)

Total other expenses	(37,077)	(39,920)	(114,051)	(115,867)

Net loss	(1,550,883)	(1,952,755)	(192,947)	(1,860,202)

Retained earnings at beginning of period	7,016,974	8,473,731	5,659,038	8,381,178

Retained earnings at end of period	$5,466,091	$6,520,976	$5,466,091	$6,520,976

The accompanying notes are an integral part

of these financial statements

SADDLEBROOK RESORTS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,
	2013	2012
Operating activities:
Net loss	$(192,947)	$(1,860,202)
Non-cash items included in net loss:
Provision for doubtful accounts	—	(1,435)
Depreciation	1,389,725	1,372,756
Amortization of debt financing costs	14,885	8,379
Gain on sale of assets	—	(2,165)
Decrease (increase) in:
Accounts receivable	431,760	37,231
Inventory and supplies	12,038	129,954
Prepaid expenses and other current assets	66,754	(2,569)
(Decrease) increase in:
Accounts payable	(29,044)	(111,422)
Accrued rental distribution	(252,452)	(26,789)
Guest deposits	113,507	17,666
Accrued expenses and other liabilities	13,316	299,363
Deferred income	(135,169)	(161,531)

Cash flow from operating activities	1,432,373	(300,764)

Investing activities:
Capital expenditures	(515,327)	(790,298)
Proceeds from the sale of property and equipment	—	2,165

Cash flow from investing activities	(515,327)	(788,133)

Financing activities:
Payments on long-term debt	(432,998)	(432,999)
Payments on capital lease obligations	(53,380)	(74,204)
Payments on line of credit	(1,500,000)	500,000
Debt issuance costs	(6,506)	—
Net borrowings from related parties	(324,515)	1,129,236

Cash flow from financing activities	(2,317,399)	1,122,033

Net (decrease) increase in cash and cash equivalents	(1,400,353)	33,136
Cash and cash equivalents at beginning of period	2,098,331	592,313

Cash and cash equivalents at end of period	$697,978	$625,449

Supplemental disclosure of cash flow information:
Cash paid for interest	$141,980	$125,488

The accompanying notes are an integral part

of these financial statements

SADDLEBROOK RESORTS, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

Saddlebrook Resorts, Inc. (the “Company”) developed and operates Saddlebrook Resort, which is a condominium hotel and resort located in Wesley Chapel, Florida.

The Company’s accompanying balance sheet for September 30, 2013, and its statements of operations and retained earnings and cash flows for the periods ended September 30, 2013 and 2012, are unaudited but reflect all adjustments which are, in the opinion of management, necessary for the fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. The balance sheet at December 31, 2012 has been derived from the audited financial statements as of that date.

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

Note 2. Accounts Receivable

	September 30, 2013 (Unaudited)	December 31, 2012
Trade accounts receivable	$534,728	$977,957
Less allowance for bad debts	(38,458)	(49,927)

	$496,270	$928,030

Note 3. Property, Buildings and Equipment

	September 30, 2013 (Unaudited)	December 31, 2012
Land and land improvements	$6,802,067	$6,802,067
Buildings and recreational facilities	30,549,381	30,321,030
Machinery and equipment	18,479,132	18,343,095
Construction in progress	1,313,191	1,163,830

	57,143,771	56,560,022
Less accumulated depreciation	(37,486,818)	(36,098,671)

	$19,656,953	$20,531,351

The Company’s property, buildings and equipment are pledged as security for its long-term debt (see Note 5).

Note 4. Deferred Charges

	September 30, 2013 (Unaudited)	December 31, 2012
Debt issue costs	$62,401	$55,895
Less accumulated amortization	(56,815)	(41,930)

	$5,586	$13,965

Note 5. Long-term debt and Capital Lease Obligation

At September 30, 2013, the outstanding balance on the term note was $4,674,669. The term note requires monthly principal payments of $48,111 plus monthly payments of all interest at 2.5% over the one month LIBOR index. The rate as of September 30, 2013 was 2.68%. The balance on the term note is due March 12, 2014. The note is collateralized by all current and subsequently acquired real and personal property.

The Company had a $1,500,000 line of credit from the same lender that expired on June 30, 2013 and was fully repaid on that date.

On December 13, 2012, the Company entered into a capital lease obligation for equipment in the amount of $80,479. The capital lease is secured by the equipment purchased, matures in November 2017 and requires monthly payments of $1,426, including interest at 2.44%. At September 30, 2013, the amount due on the capital lease obligation was $67,727.

On December 2, 2012, the Company entered into a capital lease obligation for equipment in the amount of $255,874. The assets associated with this lease cost $294,724, of which $38,850 was reduced through the Company’s trade-in of existing equipment. This capital lease is secured by the equipment purchased, matures in December 2017 and requires monthly payments of $4,995, including interest at 6.41%. At September 30, 2013, the amount due on the capital lease obligation was $222,506.

Note 6. Related Party Receivables

Related party receivables and payables at September 30, 2013 and December 31, 2012 are the result of net intercompany transactions and cash transfers between the Company and its shareholder and affiliated companies. Related party receivables and payables are unsecured and non-interest bearing.

Note 7. Income Taxes

The Company is currently a member of a Qualified Subchapter S Subsidiary Group. Accordingly, no income tax expense was reflected in the Company’s operating results as the tax is assessed to the shareholders of its parent company.

Note 8. Subsequent Events

Subsequent to September 30, 2013, the Company experienced damage to storage facilities and equipment as a result of a fire. The Company intends to file an insurance claim; however, the extent of the damage is not known as of the date of the Form 10-Q filing. The Company’s insurance policy has a $100,000 deductible.

SADDLEBROOK RENTAL POOL OPERATION

BALANCE SHEETS

DISTRIBUTION FUND

	September 30, 2013 (Unaudited)	December 31, 2012
Assets
Receivable from Saddlebrook Resorts, Inc.	$274,782	$527,234

Liabilities and Participants’ Fund Balance
Due to participants for rental pool distribution	$259,289	$449,362
Due to maintenance escrow fund	15,493	77,872

	$274,782	$527,234

MAINTENANCE ESCROW FUND

	September 30, 2013 (Unaudited)	December 31, 2012
Assets
Cash and cash equivalents	$199,297	$237,059
Receivables:
Distribution fund	15,493	77,872
Owner payments	—	—
Linen inventory	9,424	43,600
Furniture inventory	78,045	49,784
Prepaid expenses and other assets	12,577	14,234

	$314,836	$422,513

Liabilities and Participants’ Fund Balance
Accounts payable	$57,806	$92,946
Participants’ fund balance	257,030	329,567

	$314,836	$422,513

The accompanying notes are an integral part

of these financial statements

SADDLEBROOK RENTAL POOL OPERATION

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

Rental pool revenues	$751,050	$1,423,407	$5,281,364	$6,378,609

Deductions:
Marketing fee	56,329	106,756	396,103	478,396
Management fee	93,881	177,926	660,171	797,327
Travel agent commissions	3,119	63,688	205,278	265,604
Credit card expense	21,523	33,262	139,030	148,957

	174,852	381,632	1,400,582	1,690,284

Net rental income	576,198	1,041,775	3,880,782	4,688,325
Less operator share of net rental income	(259,289)	(468,799)	(1,746,351)	(2,109,747)
Other revenues (expenses):
Complimentary room revenues	4,919	9,415	17,929	31,544
Minor repairs and replacements	(47,046)	(37,582)	(138,437)	(107,075)

Amount available for distribution	$274,782	$544,809	$2,013,923	$2,503,047

The accompanying notes are an integral part

of these financial statements

SADDLEBROOK RENTAL POOL OPERATION

STATEMENTS OF CHANGES IN PARTICIPANTS’ FUND BALANCES

(Unaudited)

DISTRIBUTION FUND

	Nine months ended September 30,
	2013	2012
Balance at beginning of period	$—	$—

Additions:
Amount available for distribution	2,013,923	2,503,047

Reductions:
Amount withheld for maintenance escrow fund	(267,572)	(393,300)
Amount accrued or paid to participants	(1,746,351)	(2,109,747)

Balance at end of period	$—	$—

MAINTENANCE ESCROW FUND

	Nine months ended September 30,
	2013	2012
Balance at beginning of period	$329,567	266,786

Additions:
Amount withheld from distribution fund	267,572	393,300
Unit owner payments	38,720	230,819
Interest earned	32	30

Reductions:
Escrow account refunds	(2,966)	(1,192)
Maintenance charges	(196,656)	(296,076)
Unit renovations	(5,692)	(62,732)
Linen replacement	(173,547)	(166,792)

Balance at end of period	$257,030	$364,143

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

Results of Operations

Third quarter 2013 compared to third quarter 2012

The Company’s total revenues decreased $1,065,485, or 23%, for the three months ended September 30, 2013 compared to the same period in the prior year. Total revenues for the Rental Pool decreased $672,357, or 47%. These changes are directly related to a decrease in occupancy of 43% over the prior period.

Total costs and expenses decreased $1,464,514, or 22%, for the Company, and $206,780, or 54%, for the Rental Pool Operation. These decreases in costs and expenses are directly related to the decreases in revenues and occupancy.

The Company experienced a net loss for the quarter in the amount of $1,550,883, compared to the net loss of the prior comparable quarter of $1,952,755. Amounts available for distribution for the Rental Pool Operation decreased $270,027, or 50%, from the comparable period last year.

First nine months 2013 compared to first nine months 2012

The Company’s total revenues decreased $2,101,047, or 10%, for the nine months ended September 30, 2013 compared to the same period in the prior year. The total revenues for the Rental Pool decreased $1,097,245, or 17%. Both of these decreases are directly related to the decrease in occupancy of 19% when comparing the two periods.

Total costs and expenses for the Company decreased $3,766,487, or 16%. Total costs and expenses for the Rental Pool Operation increased by $289,702, or 17%.

The Company experienced a net loss for the period of $192,947, compared with a net loss of $1,860,202 in the comparable period. The Company’s decrease in net loss of $1,667,255 over the comparable period is directly contributed to cost savings in labor, and by reducing cost of materials and supplies by joining a major procurement service. Amounts available for distribution for the Rental Pool Operation decreased $489,124 over the same period in the prior year.

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

Liquidity and Capital Resources

Future operating costs and planned expenditures for minor capital additions and improvements are expected to be adequately funded by the Company’s and its affiliates’ current cash reserves and cash generated by resort operations. The Company’s term loan obtained from a third-party lender bears interest at 2.5% over the one month LIBOR index (2.68% at September 30, 2013) and matures in March 2014. The Company’s $1,500,000 line of credit expired on June 30, 2013 and was fully repaid on that date.

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

Item 4. Controls and Procedures

The Company’s management, including the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures as of September 30, 2013, pursuant to Exchange Act Rule 15d-15. Based upon that evaluation, the Company’s Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2013 in timely alerting them to material information required to be included in the Company’s periodic SEC filings.

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

There were no changes in the Company’s internal controls over financial reporting during the three months ended September 30, 2013 that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

SADDLEBROOK RESORTS, INC.
(Registrant)

Date: November 14, 2013	/s/ Donald L. Allen
Donald L. Allen
Vice President and Treasurer
(Principal Financial and
Accounting Officer)