Form 10-K
period 2013-12-31
SADDLEBROOK RESORTS INC
filed 2014-03-27
CIK 313151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended December 31, 2013

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

At December 31, 2013, there were approximately 631 persons employed by the Company. The Company’s management relationship with its employees is excellent and there are no collective bargaining agreements.

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

A total of 556 condominium units are at the Resort comprised of one-, two- and three-bedroom suites. Of these condominium units, 408 are designed for hotel occupancy and located in an area called the Walking Village. The remaining 148 are slightly larger, designed for longer-termed rental, and are located in an area called the Lakeside Village. At December 31, 2013, there were 529 hotel accommodations participating in the Rental Pool. The three-bedroom condominium units become hotel accommodations as a two-bedroom suite with a separate adjoining hotel room. Some two-bedroom condominium units become hotel accommodations as a one-bedroom suite with a separate adjoining hotel room.

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

Asset Impairments – The Company’s management periodically evaluates whether there has been a permanent impairment of long-lived assets. The Company’s management believes that the accounting estimates related to asset impairments are critical estimates for the following reasons: (1) the ongoing changes in management’s expectations regarding future utilization of assets; and (2) the impact of an impairment on reported assets and earnings could be material. During the years ended December 31, 2013 and 2012, the Company’s management evaluated assets for impairment and concluded that the sum of the undiscounted expected future cash flows (excluding interest charges) from its assets exceeded their then current carrying values. Accordingly, the Company did not recognize an impairment charge.

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

Loss Contingencies – The Company estimates loss contingencies in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Cudification (ASC) 450-20 Loss Contingencies, which states that a loss contingency shall be accrued by a charge to income if both of the following conditions are met: (a) information available before the financial statements are issued or are available to be issued indicates that it is probable that a liability had been incurred at the date of the financial statements and (b) the amount of loss can be reasonably estimated. We do not believe that the ultimate resolution of our litigation matters will have an adverse effect on the Company’s financial position and results of operations. As such, there have been no adjustments for loss contingencies to the accompanying financial statements as of and for the year ended December 31, 2013.

See the Notes to the Financial Statements for Saddlebrook Resorts, Inc. in Item 8 hereof for additional accounting policies used in the preparation of the financial statements.

Impact of Current Economic Conditions

As a result of the continuing economic recession, the hospitality industry has suffered declines in terms of hotel rates and occupancy during 2013 and 2012. These negative industry trends have similarly impacted the Company’s revenues during this period, which contributed to the Company’s approximate $823,000 net loss in 2013 and an approximate $2,722,000 net loss in 2012.

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

B. During the first quarter of 2014, the Company has experienced increased resort revenues primarily due to increased group bookings and the related activity compared to the same period in 2013. During 2013 and through the first quarter of 2014, the Company has continued to invest significantly in the grounds and building exteriors to increase the attractiveness of the Resort for potential group and social customers planning for conferences, meetings or social events such as weddings. As a result of this investment, the Company has experienced and expects to continue to experience increased group bookings for the remainder of the first half of 2014. These increased bookings are expected to positively impact the Company’s results of operations and cash flows during 2014.

C. The Company is in its fourth year of its association with two top golf teaching professionals which has significantly increased the brand awareness and recognition of the Company’s affiliated Golf and Tennis Academy by industry leaders. As stated above, the Company has significantly invested in the Resort’s grounds, specifically upgraded golf training facilities. In addition, the Company has been and will continue to appeal to international students by aligning with organizations that have the ability to direct these potential students to the Golf and Tennis Academy. These investments have resulted in increased numbers of students attending the Golf and Tennis Academy as well as increasing the number of golf campers attending the resort during 2013 and 2014.

Liquidity and Capital Resources

Future operating costs and planned expenditures for minor capital additions and improvements are expected to be adequately funded by the Company and its affiliates’ current cash reserves and cash generated by the Resort’s operations.

The Company’s term note obtained from a third-party lender bears interest at 2.5% over the one month LIBOR index (2.69% at December 31, 2013) and matures in March 2014. The Company’s third party lender has granted an extension on the existing term note through June 12, 2014. The Company is currently in negotiations with several third party lenders to refinance the existing term note. The Company’s ultimate shareholder has the financial ability and intent to satisfy the current term note due June 12, 2014, should the Company be delayed in securing replacement financing. The Company had a $1,500,000 line of credit from the same lender that expired on June 30, 2013. There were no amounts outstanding on the line of credit at December 31, 2013.

The Company’s ultimate shareholder has the financial ability and intent to continue to fund operations through affiliated companies that are 100% owned by the Company’s ultimate shareholder to the extent required to support the Company’s operations. During 2013, the Company received approximately $1 million in loans from these affiliated Companies which was a reduction of the amount of loans the Company received from these affiliated entities by approximately $1.6 million in 2012. In addition to the shareholder’s financial ability, these affiliated companies are expected to continue to generate positive cash flows during fiscal 2014 should additional funding be required to support the Company’s operations.

The Company’s operation of the Resort is not considered to be dependent on any individual or small group of customers, the loss of which would have a material adverse effect on the Company’s business or financial condition.

Results of Operations

The following chart highlights changes in the sources of Company revenues:

	Year ended December 31,
	2013	2012
Rental Pool Revenues	26%	28%
Food and beverage	33	31
Resort facilities and other	41	41

	100%	100%

2013 Compared to 2012

The Company’s total revenue decreased $3,268,000, or approximately 13%, from the prior year. Rental Pool revenue decreased $1,310,000, or approximately 17%. Both of these decreases are directly related to the reduced occupancy level in units participating in the rental room program, when comparing the two fiscal periods. Total paid unit nights decreased by 21% however, the average room rate increased by 6%. Food and beverage revenues was also negatively impacted by the reduction in resort guests, decreasing by 9% from prior year.

The Company’s costs and expenses decreased $5,158,000, or approximately 17%. Costs and expenses of the Rental Pool Operation decreased $375,000, or approximately 18%. This decrease is related to the decrease in Rental Pool revenues and also the Company’s decision to purchase inventory and supplies from an external purchasing organization.

The Company’s net loss improved by approximately $1,899,000. Amounts available for distribution to rental pool participants decreased by approximately $619,000.

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

The Company maintains disclosure controls and procedures (as defined in Rule 15d – 15 under the Securities Exchange Act of 1934, as amended) that are designed to provide reasonable assurance that information required to be reported in the Company’s SEC filings is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. As of December 31, 2013, under the direction of our chief executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures and concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

As of December 31, 2013, management conducted an assessment of the Company’s internal control over financial reporting based on the criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management concluded that, as of December 31, 2013, the Company’s internal control over financial reporting was effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The Directors and Executive Officers of the Company are as follows:

Name	Position and Background

Thomas L. Dempsey Age 87	Chairman of the Board and Chief Executive Officer of the Company for more than five years. President of the Company until November 2000. Chairman and Chief Executive Officer of Saddlebrook Holdings, Inc. for more than five years.

Eleanor Dempsey	Vice Chairman of the Board of the Company for more than five years. Director and Vice Chairman of the Board of Saddlebrook Holdings, Inc. for more than five years. Wife of Thomas Dempsey.

Gregory R. Riehle Age 57	Senior Vice President and General Counsel of the Company for more than five years. Director and Executive Vice President of Saddlebrook Holdings, Inc. for more than five years. Son-in-law of Thomas Dempsey.

Maureen Dempsey Age 55	Director, President and Assistant Secretary of the Company for more than five years. Director and President of Saddlebrook Holdings, Inc. for more than five years. Daughter of Thomas Dempsey.

Diane L. Riehle Age 53	Director, Vice President and Assistant Secretary of the Company for more than five years. Director and Vice Chairman of the Board of Saddlebrook Holdings, Inc. for more than five years. Daughter of Thomas Dempsey.

Donald L. Allen Age 74	Vice President and Treasurer of the Company for more than five years.

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

The following table sets forth the remuneration paid to the Company’s named executive officers by the Company and its parent, Saddlebrook Holdings, Inc. consolidated, during the two years ended December 31, 2013 and 2012.

Summary Compensation Table

Name and Principal Position	Fiscal year	Salary	Bonus	Other annual compensation (1)	Total

Thomas L. Dempsey	2013	$45,192	$—	$14,652	$59,844
Chairman of the Board and Chief Executive Officer	2012	50,000	—	16,777	66,777

Maureen Dempsey	2013	112,788	590	26,117	139,495
President and Assistant Secretary	2012	104,250	—	28,453	132,703

Pat Ciaccio	2013	112,981	20,542	174	133,697
General Manager	2012	125,000	—	135	125,135

(1)	Other Annual Compensation for 2013 consists of the following;

Vehicle Allowances

Tax Preparation Fees

Health Insurance premiums paid on behalf of greater than 2% shareholders

Group Term Life Insurance (“GTL”)

The following table shows the amounts for each category received by each named executive.

Executive	Vehicle	Tax Prep.	Health Premium	GTL

Thomas L. Dempsey	$—	$8,000	$5,540	$1,112
Maureen Dempsey	16,521	4,800	4,328	468
Pat Ciaccio	—	—	—	174

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

Cherry Bekaert LLP served as the Company’s independent registered certified public accounting firm for the fiscal years ended December 31, 2013 and December 31, 2012.

The following fees were paid for services rendered during the Company’s last two fiscal years:

Audit Fees: $86,000 per year for each of the fiscal years ended December 31, 2013 and 2012 for professional services rendered for the audit of the Company’s annual financial statements, review of financial statements included in its Forms 10-Q and services that are normally provided by the auditors in connection with statutory and regulatory filings or engagements for those fiscal years.

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

10.1	Management Contract between Saddlebrook Resorts, Inc. and the Saddlebrook Association of Condominium Owners, Inc. (incorporated by reference to Exhibit C*).

10.2	Saddlebrook Rental Pool and Agency Appointment Agreement. (incorporated by reference to Registrant’s Form 10-K for the annual period ended December 31, 2003)

10.3	Saddlebrook Rental Management Agency Employment (incorporated by reference to Exhibit E*).

10.4	Form of Purchase Agreement (incorporated by reference to Exhibit H*).

10.5	Form of Deed (incorporated by reference to Exhibit I*).

10.6	Form of Bill of Sale (incorporated by reference to Exhibit J*).

10.7	Loan Agreement between the Registrant and SunTrust Bank, dated November 1, 2004 (incorporated by reference from the Registrant’s Form 10-Q for the quarterly period ended September 30, 2004).

10.8	Second Amended and Restated Mortgage, Security Agreement and Fixture Filing, between the Registrant and SunTrust Bank, dated November 1, 2004 (incorporated by reference to Registrants Form 10-Q for the quarterly period ended September 30, 2004).

10.9	Promissory Note ($12 million) made by the Registrant and payable to SunTrust Bank, dated November 1, 2004 (incorporated by reference to Registrant’s Form 10-Q for the quarterly period ended September 30, 2004).

10.10	Revolving Line of Credit Promissory Note ($5 million) made by the Registrant and payable to SunTrust Bank, dated January 31, 2007 (incorporated by reference to Registrant’s Form 10-K for the fiscal year ending December 31, 2006).

10.11	Notice of Future Advance and Fifth Amended and Restated Mortgage, Security Agreement and Fixture Filing dated March 12, 2009 (incorporated by Reference to Registrant’s Form 10-K for the fiscal year ending December 31, 2009).

10.12	Third Amendment to Loan Agreement dated March 12, 2009 (incorporated by reference to Registrant’s Form 10-K for the fiscal year ending December 31, 2009).

10.13	Consolidated, Amended and Restated Promissory Note dated March 12, 2009 (incorporated by reference to Registrant’s Form 10-K for the fiscal year ending December 31, 2009).

10.14	Future Advance Promissory Note dated March 12, 2009 (incorporated by reference to Registrant’s Form 10-K for the fiscal year ending December 31, 2009).

10.15	Revolving Line of Credit Promissory Note dated March 12, 2009 (incorporated by reference to Registrant’s Form 10-K for the fiscal year ending December 31, 2009).

10.16	Fifth Amendment to Loan Agreement and First Amendment to Consolidated, Amended and Restated Promissory Note dated December 15, 2011 (incorporated by reference to Registrant’s Form 10-K for the fiscal year ending December 31, 2011).

10.17	Fourth Amended and Restated Revolving Line of Credit Promissory Note dated December 15, 2011 (incorporated by reference to the Registrant’s Form 10-K for the fiscal year ending December 31, 2011).

10.18	Fifth Amended and Restated Revolving Line of Credit Promissory Note dated March 19, 2013.

10.19	Sixth Amendment to Loan Agreement dated March 19, 2013.

10.20	Second Amendment to Consolidated, Amended and Restated Promissory Note.

14.1	Code of Ethics

31.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Identification of exhibit incorporated by reference from the Registration Statement No. 2-65481 previously filed by Registrant, effective December 28, 1979.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SADDLEBROOK RESORTS, INC.
(Registrant)

Date: March 27, 2014	/s/ Donald L. Allen
Donald L. Allen
Vice President and Treasurer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on March 27, 2014.

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

December 31, 2013 and 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholder of

Saddlebrook Resorts, Inc.

Wesley Chapel, Florida

We have audited the accompanying balance sheets of Saddlebrook Resorts, Inc. (the “Company”) as of December 31, 2013 and 2012 and the related statements of operations, changes in shareholder’s equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Cherry Bekaert LLP

Tampa, Florida

March 27, 2014

Saddlebrook Resorts, Inc.

Balance Sheets

December 31, 2013 and 2012

	2013	2012
Assets
Current assets
Cash and cash equivalents	$667,190	$2,098,331
Escrowed cash	242,046	258,941
Trade accounts receivable, net of allowance for doubtful accounts of $44,814 (2013) and $49,927 (2012)	1,022,961	928,030
Other receivable	650,000	—
Due from related parties	596,271	665,043
Resort inventory and supplies	1,324,306	1,367,232
Prepaid expenses and other assets	713,144	741,145

Total current assets	5,215,918	6,058,722
Property, buildings and equipment, net	19,349,853	20,531,351

Deferred charges, net	2,793	13,965

Total assets	$24,568,564	$26,604,038

Liabilities and Shareholder’s Equity
Current liabilities
Current portion of long-term debt	$4,530,334	$2,077,332
Current portion of capital lease obligations	63,540	68,735
Escrowed deposits	242,046	258,941
Accounts payable	820,187	585,609
Accrued rental distribution	397,460	527,234
Accrued expenses and other liabilities	1,487,993	1,753,426
Current portion of deferred income	766,502	730,210
Guest deposits	993,451	675,473
Due to related parties	8,405,804	7,495,320

Total current liabilities	17,707,317	14,172,280
Long-term debt	—	4,530,335
Capital lease obligations	211,339	274,878
Deferred income	700,827	854,380

Total liabilities	18,619,483	19,831,873

Commitments and contingencies (Note 10)
Shareholder’s equity
Common stock, $1 par, 100,000 shares authorized, issued and outstanding	100,000	100,000
Additional paid-in capital	1,013,127	1,013,127
Retained earnings	4,835,954	5,659,038

Total shareholder’s equity	5,949,081	6,772,165

Total liabilities and shareholder’s equity	$24,568,564	$26,604,038

The accompanying notes are an integral part of these financial statements.

Saddlebrook Resorts, Inc.

Statements of Operations

Years ended December 31, 2013 and 2012

	2013	2012

Resort revenues	$24,747,135	$28,015,091

Costs and expenses:
Operating costs of resort	19,749,513	23,673,524
Sales and marketing	1,347,851	1,666,619
General and administrative	3,110,010	3,429,026
Net gain on disposal of property, buildings and equipment	(657,935)	(41,185)
Depreciation	1,870,670	1,850,328

Total costs and expenses	25,420,109	30,578,312

Net operating loss before other expenses and (income)	(672,974)	(2,563,221)

Other expenses (income):
Interest expense	195,603	182,388
Other income	(45,493)	(23,469)

Total other expense	150,110	158,919

Net loss	$(823,084)	$(2,722,140)

The accompanying notes are an integral part of these financial statements.

Saddlebrook Resorts, Inc.

Statements of Changes in Shareholder’s Equity

Years ended December 31, 2013 and 2012

	Common Stock	Additional Paid-In Capital	Retained Earnings	Total Shareholder’s Equity

Balances at January 1, 2012	$100,000	$1,013,127	$8,381,178	$9,494,305
Net loss	—	—	(2,722,140)	(2,722,140)

Balances at December 31, 2012	100,000	1,013,127	5,659,038	6,772,165
Net loss	—	—	(823,084)	(823,084)

Balances at December 31, 2013	$100,000	$1,013,127	$4,835,954	$5,949,081

The accompanying notes are an integral part of these financial statements.

Saddlebrook Resorts, Inc.

Statements of Cash Flows

Years ended December 31, 2013 and 2012

	2013	2012
Cash flows from operating activities
Net loss	$(823,084)	$(2,722,140)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,888,346	1,861,500
Net Gain on disposal of property, buildings and equipment	(657,935)	(41,185)
Additions (reductions) to allowance for doubtful accounts	11,900	12,734
Change in assets and liabilities
(Increase) decrease in
Escrowed cash	16,895	(42,090)
Trade accounts receivable	(206,831)	183,505
Resort inventory and supplies	42,926	209,643
Prepaid expenses and other assets	28,001	4,265
Increase (decrease) in
Escrowed deposits	(16,895)	42,090
Accounts payable	234,578	(148,818)
Accrued rental distribution	(129,774)	(44,365)
Accrued expenses and other liabilities	(265,433)	25,314
Deferred income	(117,261)	(248,462)
Guest deposits	317,978	7,867

Net cash provided by (used) in operating activities	323,411	(900,142)

Cash flows from investing activities
Proceeds from sales of property, buildings and equipment	—	2,335
Insurance proceeds from fire casualty	300,000	—
Capital expenditures	(881,235)	(982,410)

Net cash used in investing activities	(581,235)	(980,075)

Cash flows from financing activities
Principal payments on long-term debt	(577,331)	(577,333)
Payments on capital lease obligations	(68,734)	(100,853)
(Payments on) proceeds from line of credit	(1,500,000)	1,500,000
Debt issunce costs	(6,506)	—
Net advances from related parties	979,254	2,564,421

Net cash (used in) provided by financing activities	(1,173,317)	3,386,235

Net (decrease) increase in cash and cash equivalents	(1,431,141)	1,506,018
Cash and cash equivalents, beginning of year	2,098,331	592,313

Cash and cash equivalents, end of year	$667,190	$2,098,331

Supplemental disclosure
Cash paid for interest	$177,924	$241,025

Non-cash investing activities

In December 2012, the Company acquired lawn mowers for approximately $80,500 through a capital lease obligation.

In December 2012, the Company entered into a capital lease agreement for new golf carts with a value of approximately $295, 000. The Company received $39,000 for trade-ins and recorded a capital lease obligation for approximately $256,000.

As a result of a fire on the property that occurred in September 2013, additional net insurance proceeds from a fire casualty of $650,000 that are to be received in 2014 are recorded in trade accounts receivable and included in the gain on disposal of property, buildings and equipment.

The accompanying notes are an integral part of these financial statements.

Saddlebrook Resorts, Inc.

Notes to Financial Statements

December 31, 2013 and 2012

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

The Company places its cash and cash equivalents on deposit with financial institutions in the United States. The Federal Deposit Insurance Corporation (“FDIC”) covers $250,000 for substantially all depository accounts. The Company from time to time may have amounts on deposit in excess of the insured limits. As of December 31, 2013, the Company had cash balances of approximately $ 888,000 which exceeded these insured limits.

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

December 31, 2013 and 2012

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

There were no assets or liabilities that were required to be measured at fair value on a recurring basis on December 31, 2013 or 2012.

The fair value of all of the Company’s other financial assets and liabilities approximate their carrying value due to their short-term nature or market rates of interest associated with long-term obligations.

Accounts Receivable

Substantially all of the Company’s accounts receivable are due from direct billings to companies who hold conferences or large group stays at the resort. Other receivables include quarterly membership fees and credit card charges. The Company performs ongoing credit evaluations of its customers’ financial conditions and establishes an allowance for doubtful accounts based upon factors surrounding specific customers, historical trends and other information. The Company generally does not require collateral or other security to support accounts receivable, although advance deposits may be required in certain circumstances.

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

Asset Impairments

The Company’s management periodically evaluates whether there has been a permanent impairment of long-lived assets (property, buildings and equipment), in accordance with generally accepted accounting principles. During the years ended December 31, 2013 and 2012, the Company’s management evaluated assets for impairment and concluded that the sum of the

Saddlebrook Resorts, Inc.

Notes to Financial Statements

December 31, 2013 and 2012

undiscounted expected future cash flows (excluding interest charges) from its assets exceeded their then current carrying values. Accordingly, the Company did not recognize an impairment loss during the years ended December 31, 2013 or 2012.

Deferred Charges

Deferred charges represents costs incurred in connection with the refinancing of the Company’s long-term debt. Amortization expense for deferred charges amounted to approximately $18,000 and $11,000 for the years ended December 31, 2013 and 2012, respectively. Deferred charges of approximately $3,000 are expected to be amortized in 2014.

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

Resort Revenues

Resort revenues are recognized as services are performed or products are delivered with the exception of initiation fee revenue, which is recognized over the average life of the memberships. Resort revenues also include rental revenues for condominium units owned by third parties participating in the Rental Pool. If these rental units were owned by the Company, normal costs associated with ownership such as depreciation, real estate taxes, unit maintenance and other costs would have been incurred. Instead, operating costs of the resort for the years ended December 31, 2013 and 2012 include rental pool distributions to participants and the maintenance escrow fund approximating $2,400,000 and $3,000,000, respectively.

Advertising

The Company charges costs of advertising to sales and marketing as incurred. The Company incurred advertising costs of approximately $231,000 and $299,000 during the years ended December 31, 2013 and 2012, respectively.

Income Taxes

The Company is currently a Qualified Subchapter S Subsidiary. Accordingly, no income tax expense was reflected in the Company’s operating results as the tax is assessed to the shareholders of its parent company.

Management has determined that the Company had no uncertain income tax positions that could have a significant effect on the financial statements at December 31, 2013 or 2012. The parent company’s federal income tax returns for 2010, 2011 and 2012 are subject to examination by the Internal Revenue Service, generally for a period of three years after the federal income tax returns were filed.

Employee Benefit Plan

The Company sponsors a defined contribution plan (the “Plan”), which provides retirement benefits for all eligible employees who have elected to participate. Employees must fulfill a one year service requirement to be eligible. The Company indefinitely suspended matching contributions effective with the year ended December 31, 2009 and has continued the suspension through 2013.

Saddlebrook Resorts, Inc.

Notes to Financial Statements

December 31, 2013 and 2012

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

3.	Management’s Plans Regarding Liquidity and Capital Resources

As a result of the continuing economic recession, the hospitality industry has suffered declines in terms of hotel rates and occupancy during 2013 and 2012. These negative industry trends have similarly impacted the Company’s revenues during this period, which contributed to the Company’s approximate $823,000 net loss in 2013 and an approximate $2,722,000 net loss in 2012.

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

B. During the first quarter of 2014, the Company has experienced increased resort revenues primarily due to increased group bookings and the related activity compared to the same period in 2013. During 2013 and through the first quarter of 2014, the Company has continued to invest significantly in the grounds and building exteriors to increase the attractiveness of the Resort for potential group and social customers planning for conferences, meetings or social events such as weddings. As a result of this investment, the Company has experienced and expects to continue to experience increased group bookings for the remainder of the first half of 2014. These increased bookings are expected to positively impact the Company’s results of operations and cash flows during 2014.

C. The Company is in its fourth year of its association with two top golf teaching professionals which has significantly increased the brand awareness and recognition of the Company’s affiliated Golf and Tennis Academy by industry leaders. As stated above, the Company has significantly invested in the Resort’s grounds, specifically upgraded golf training facilities. In addition, the Company has been and will continue to appeal to international students by aligning with organizations that have the ability to direct these potential students to the Golf and Tennis Academy. These investments have resulted in increased numbers of students attending the Golf and Tennis Academy during 2013 and 2014.

The Company’s ultimate shareholder has the financial ability and intent to continue to fund operations through affiliated companies that are 100% owned by the Company’s ultimate shareholder to the extent required to support the Company’s operations. During 2013, the Company received approximately $1 million in loans from these affiliated Companies which was a reduction of the amount of loans the Company received from these affiliated entities by approximately $1.6 million in 2012. In addition to the shareholder’s financial ability, these affiliated companies are expected to continue to generate positive cash flows during fiscal 2014 should additional funding be required to support the Company’s operations.

The Company’s term note obtained from a third party lender matures in March 2014. The Company’s third party lender has granted an extension to the above date for ninety days. The Company is currently in negotiations with several third party lenders to refinance the existing term note. The Company’s ultimate shareholder has the financial ability to satisfy the current term note due June 12, 2014, should the Company be delayed in securing replacement financing.

Saddlebrook Resorts, Inc.

Notes to Financial Statements

December 31, 2013 and 2012

4.	Escrowed Cash

Escrowed cash, restricted as to use, as of December 31, is comprised of the following:

	2013	2012

Rental pool unit owner deposits for maintenance reserve fund held in a bank account which bears an interest rate of 0.15%	$221,846	$237,059
Security deposits held on long-term rentals	20,200	21,882

	$242,046	$258,941

5.	Property, Buildings and Equipment, Net

Property, buildings and equipment as of December 31, consist of the following:

	Estimated Useful Lives	2013	2012

Land and land improvements		$7,623,070	$6,802,067
Buildings and recreational facilities	10–40	30,551,220	30,321,030
Machinery and equipment	5–15	17,368,327	18,343,095
Construction in progress		693,881	1,163,830

		56,236,498	56,630,022
Accumulated depreciation		(36,886,645)	(36,098,671)

		$19,349,853	$20,531,351

Substantially all property, buildings and equipment are mortgaged, pledged or otherwise subject to lien under a loan agreement (Note 7).

Depreciation expense amounted to approximately $1,870,670 and $1,850,328 for the years ended December 31, 2013 and 2012, respectively.

During 2013 and 2012, the Company leased equipment under an agreement which is classified as a capital lease obligation in the accompanying balance sheets. The equipment and obligations related to the leases are recorded at the present value of the minimum lease payments. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets. Total cost of the equipment and vehicles acquired through capital lease obligations was approximately $ 336,000 and accumulated amortization was $60,198 at December 31, 2013.

Saddlebrook Resorts, Inc.

Notes to Financial Statements

December 31, 2013 and 2012

6.	Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities as of December 31 consist of the following:

	2013	2012

Accrued payroll and related expenses	$729,212	$728,825
Accrued insurance	489,467	840,986
Other accrued expenses and liabilities	269,314	183,615

	$1,487,993	$1,753,426

7.	Long-term Debt and Capital Lease Obligations

Long-term debt at December 31 consists of the following:

	2013	2012

Note payable to lender	$4,530,334	$6,607,667
Less current portion	(4,530,334)	(2,077,332)

	$—	$4,530,335

The term note was due March 12, 2014; however the Company’s third party lender has granted an extension on the existing term note through June 12, 2014. The note requires monthly principal payments of $48,111, together with monthly payment of all accrued interest. The term note bears interest at 2.5% over the one month LIBOR index. The rate at December 31, 2013 was 2.69%. The note is collateralized by all current and subsequently acquired real and personal property. The Company is required to maintain an annual minimum debt service coverage ratio as defined in the Agreement. As of December 31, 2013, the Company was in compliance with the debt service coverage ratio. The Company is currently in negotiations with several third party lenders to refinance the existing term note. The Company’s ultimate shareholder has the financial ability to satisfy the current term note due June 12, 2014, should the Company be delayed in securing replacement financing.

The Company had a $1,500,000 line of credit from the same lender that expired on June 30, 2013 and was fully repaid on that date.

Saddlebrook Resorts, Inc.

Notes to Financial Statements

December 31, 2013 and 2012

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

Future minimum payments under the capital lease obligations at December 31, 2013 were as follows:

Years ending December 31,
2014	77,060
2015	77,060
2016	77,060
2017	75,634

306,814
Less amount representing interest	(31,935)

274,879
Less current portion	(63,540)

$211,339

Saddlebrook Resorts, Inc.

Notes to Financial Statements

December 31, 2013 and 2012

8.	Resort Revenues and Operating Costs of Resort

Resort revenues and operating costs of resort are comprised of the following:

	Years Ended December 31,
	2013	2012

Resort Revenues
Room revenue subject to rental pool agreement	$6,489,392	$7,764,308
Food and beverage	8,036,673	8,741,981
Resort facilities and other	10,221,070	11,508,802

	$24,747,135	$28,015,091

Operating Costs of Resort
Distribution to rental pool participants	$2,411,568	$3,030,281
Food and beverage	5,099,864	8,428,827
Resort facilities and other	12,238,081	12,214,416

	$19,749,513	$23,673,524

9.	Related Party Transactions

Amounts due from related parties as of December 31, are comprised of the following:

	2013	2012

Saddlebrook Resort Condominium Association, Inc.	$—	$93,257
Saddlebrook International Sports, LLC	27,764	140,503
Dempsey Resort Management, Inc.	2,300	2,300
Saddlebrook Properties LLC	4,620	4,478
Saddlebrook Realty, Inc.	538,162	404,833
Saddlebrook Investments, Inc.	11,650	9,350
Other	11,776	10,323

	$596,271	$665,043

Amounts due to related parties as of December 31, are comprised of the following:

	2013	2012

Saddlebrook Resort Condominium Association, Inc.	$129,057	$—
Saddlebrook Holdings, Inc.	8,276,746	7,495,320

	$8,405,804	$7,495,320

SHI advanced SRI the amount of $781,427 and $2,804,765 during the years ended December 31, 2013 and 2012, respectively.

Saddlebrook Resorts, Inc.

Notes to Financial Statements

December 31, 2013 and 2012

Saddlebrook International Tennis, Inc. (“SIT”), which is soley owned by SHI, owns a 70% interest in Saddlebrook International Sports, LLC (“SIS”) which operates a tennis training facility and preparatory school at the Resort. SIS owns 10 condominium units at the Resort, two of which participate in the Rental Pool Operation. The Company received revenue from SIS for use of its facilities and services provided to SIS and its guests, which amounted to approximately $1,473,000 and $1,714,000 for the years ended December 31, 2013 and 2012, respectively. The Company had amounts due from SIS for a total of $27,764 and $140,503 as of December 31, 2013 and 2012, respectively.

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

The Company performs certain accounting and property management activities on behalf of the Saddlebrook Resort Condominium Association (the “Association”) and is reimbursed for expenses paid on behalf of the Association. Expenses paid on behalf of and services provided to the Association amounted to approximately $1,521,000 and $1,445,000 for the years ended December 31, 2013 and 2012, respectively.

Other related party receivables and payables consist of transactions with several other entities, along with receivables from employees for resort charges and travel advances.

In October 2013 the Company entered into a rental agreement with SIT for certain equipment used by SRI. The terms of the agreement are 48 monthly payments of $8,712.14 began in October 2013.

10.	Commitments and Contingencies

The Company is involved in litigation in the ordinary course of business. In the opinion of management, these matters are adequately covered by insurance or indemnification from other third parties and/or the effect, if any, of these claims is not material to the reported financial condition or results of operations of the Company as of December 31, 2013.

During February 2011, the Company entered into a five-year professional services agreement with a company that specializes in golf instruction and player development with its primary focus on the development and support of the junior golf students enrolled at the Company’s golf academy. The Company is obligated to pay a specified amount per semester for each student enrolled in the golf academy. The Company is also obligated to pay a commission for each student that the golf instruction company recruits to the golf academy. During the years ended December 31, 2013 and 2012, the Company paid approximately $96,000 and $97,000, respectively, under this agreement.

Saddlebrook Resorts, Inc.

Notes to Financial Statements

December 31, 2013 and 2012

During the year ended December 31, 2012, the Company entered into a supply chain agreement with an external purchasing organization to purchase certain inventory and supplies. The agreement calls for the Company to purchase at least 80% of its annual purchase requirements for these items, which is estimated to be $2.9 million with the external organization. As of December 31, 2013 the Company did not meet the purchase requirement of $2.9 million with the external organization. The external purchasing organization, in accordance with the agreement, does not have any fees for cancellation of the agreement if the purchase levels are not met; however, the organization will reassess the annual purchase requirement. The agreement has an initial term of two years and expires September 8, 2014.

The Company also leases equipment under operating leases. Some of the leases contain annual renewal options after the initial lease term. Lease expense amounted to approximately $69,000 for each of the years ended December 31, 2013 and 2012.

Future minimum lease payments under non-cancelable operating leases with initial lease terms in excess of one year are as follows:

2014	$74,971
2015	24,805

$99,776

11.	Investment in Stock

In 1993, the Company invested in and formed a captive insurance company, Resort Hotel Insurance Company (“RHIC”), with other resorts participating in Resort Hotel Association (“RHA”), an insurance risk purchasing group. The Company retains an equity interest in and pays insurance premiums to RHIC. The Company’s ownership is less than 10% and all amounts contributed as capital ($132,866 as of December 31, 2013) and the increase in equity cumulative to date ($272,786 as of December 31, 2013) are recorded as a component of prepaid expenses and other assets in the accompanying balance sheets. Any change in equity is reflected as a component of other income in the statements of operations. The Company’s investment approximates the proportionate net book value of the insurance company at December 31, 2013. The Company’s stock in RHIC is restricted and may not be sold in the open market. The Company may withdraw from RHA annually at the renewal date of any of its property or casualty policies.

12.	Insurance Claim

On September 30, 2013, the Company experienced damage to storage facilities and equipment due to a fire. As of December 31, 2013, the Company has incurred approximately $131,000 toward the repair of the facility and replacement of equipment. The Company filed an insurance claim and received $300,000 toward the settlement of the insurance claim.

The insurance proceeds approximately $658,000 , net of expenses not related to the replacement of the facility or equipment, is recorded in income from operations in the accompanying 2013 statement of operations.

The Company estimates that all of the remaining costs related to this event, net of $100,000 insurance deductible, will be reimbursed by insurance. However, actual amounts reimbursed could differ from estimate. Insurance proceeds, of approximately $650,000 is expected to be received during 2014 and have been recorded as other receivable at December 31, 2013.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors of Saddlebrook

Resorts, Inc., as Operators under the Saddlebrook

Rental Pool and Agency Appointment Agreement

Wesley Chapel, Florida

We have audited the accompanying balance sheets of Saddlebrook Rental Pool Operation (funds created for participants who have entered into a rental pool agreement as explained in Note 1) as of December 31, 2013 and 2012 and the related statements of operations and changes in participants’ fund balance for the years then ended. These financial statements are the responsibility of the rental pool operator’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Saddlebrook Rental Pool Operation as of December 31, 2013 and 2012 and the results of its operations and changes in participants’ fund balance for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Cherry Bekaert LLP

Tampa, Florida

March 27, 2014

Saddlebrook Rental Pool Operation

Balance Sheets

December 31, 2013 and 2012

	2013	2012
Distribution Fund

Assets
Receivable from Saddlebrook Resorts, Inc.	$397,460	$527,234

Liabilities and Participants’ Fund Balance
Due to participants for rental pool distribution	$391,667	$449,362
Due to maintenance escrow fund	5,793	77,872

	$397,460	$527,234

Maintenance Escrow Fund

Assets
Cash in bank	$221,846	$237,059
Receivables
Distribution fund	5,793	77,872
Prepaid expenses and other assets	10,861	14,234
Linen inventory	76,644	43,600
Furniture inventory	92,397	49,748

	$407,541	$422,513

Liabilities and Participants’ Fund Balance
Due to Saddlebrook Resorts, Inc.	$84,725	$92,946
Participants’ fund balance	322,816	329,567

	$407,541	$422,513

The accompanying notes are an integral part of these financial statements.

Saddlebrook Rental Pool Operation

Statements of Operations

Years Ended December 31, 2013 and 2012

	2013	2012
Distribution Fund

Rental pool revenues	$6,453,949	$7,764,308

Deductions
Marketing fee	484,047	582,323
Management fee	806,744	970,539
Travel agent commissions	239,880	340,310
Bad debt reserve	—	—
Credit card expense	171,714	184,228

	1,702,385	2,077,400

Net rental income	4,751,564	5,686,908
Operator share of net rental income	(2,138,203)	(2,559,109)

Other revenues (expenses)
Complimentary room revenues	23,631	35,350
Minor repairs and replacements	(225,424)	(132,868)

Amounts available for distribution to participants and maintenance escrow fund	$2,411,568	$3,030,281

The accompanying notes are an integral part of these financial statements.

Saddlebrook Rental Pool Operation

Statements of Changes in Participants’ Fund Balance

Years Ended December 31, 2013 and 2012

	2013	2012
Distribution Fund

Balances, beginning of year	$—	$—
Additions
Amounts available for distribution	2,411,568	3,030,281
Reductions
Amounts withheld for maintenance escrow fund	(273,365)	(471,172)
Amounts accrued or paid to participants	(2,138,203)	(2,559,109)

Balances, end of year	$—	$—

Maintenance Escrow Fund
Balances, beginning of year	$329,567	$266,786
Additions
Amount withheld from distribution fund	273,365	471,172
Unit owner payments	120,000	252,425
Interest earned	39	90
Reductions
Unit renovations	(6,991)	(81,462)
Refunds of excess amounts in escrow accounts	(3,944)	(1,414)
Maintenance charges	(282,894)	(402,649)
Linen expense	(106,326)	(175,381)

Balances, end of year	$322,816	$329,567

The accompanying notes are an integral part of these financial statements.

Saddlebrook Rental Pool Operation

Notes to Financial Statements

December 31, 2013 and 2012

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