Form 10-Q
period 2014-03-31
SADDLEBROOK RESORTS INC
filed 2014-05-15
CIK 313151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SADDLEBROOK RESORTS, INC.

BALANCE SHEETS

	March 31, 2014 (Unaudited)	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$1,661,743	$667,190
Escrowed cash	156,098	242,046
Accounts receivable, net	3,137,945	1,022,961
Other receivable	—	650,000
Due from related parties	695,919	596,271
Inventory and supplies	1,320,248	1,324,306
Prepaid expenses and other assets	899,721	713,144

Total current assets	7,871,674	5,215,918
Property, buildings and equipment, net	19,929,714	19,349,853
Deferred charges, net	508	2,793

Total assets	$27,801,896	$24,568,564

Liabilities and Shareholder’s Equity
Current liabilities:
Current portion of long-term debt	$4,386,000	$4,530,334
Current portion of capital lease obligations	107,168	63,540
Escrowed deposits	156,098	242,046
Accounts payable	1,227,083	820,187
Accrued rental distribution	1,109,286	397,460
Accrued expenses and other liabilities	1,844,749	1,487,993
Current portion of deferred income	721,537	766,502
Guest deposits	783,953	993,451
Due to related parties	9,393,041	8,405,804

Total current liabilities	19,728,915	17,707,317
Long-term capital lease obligations	391,995	211,339
Deferred income	692,710	700,827

Total liabilities	20,813,620	18,619,483

Commitments and contingencies
Shareholder’s equity:
Common stock, $1.00 par value, 100,000 shares authorized and outstanding	100,000	100,000
Additional paid-in capital	1,013,127	1,013,127
Retained earnings	5,875,149	4,835,954

Total shareholder’s equity	6,988,276	5,949,081

Total liabilities and shareholder’s equity	$27,801,896	$24,568,564

The accompanying notes are an integral part

of these financial statements.

SADDLEBROOK RESORTS, INC.

STATEMENTS OF OPERATIONS

AND ACCUMULATED EARNINGS

(Unaudited)

	Three months ended March 31,
	2014	2013
Revenues	$10,004,192	$9,716,028

Costs and expenses:
Operating costs	7,087,658	6,418,705
Sales and marketing	605,694	444,212
General and administrative	818,762	788,735
Depreciation	469,615	460,474

Total costs and expenses	8,981,729	8,112,126

Net operating income before other income and (expenses)	1,022,463	1,603,902

Other (expenses) and income:
Other income	62,394	34,162
Interest expense	(45,662)	(47,220)

Total other income and (expenses)	16,732	(13,058)

Net income	1,039,195	1,590,844

Accumulated earnings at beginning of period	4,835,954	5,659,038

Accumulated earnings at end of period	$5,875,149	$7,249,882

The accompanying notes are an integral part

of these financial statements.

SADDLEBROOK RESORTS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
	2014	2013
Operating activities:
Net income	$1,039,195	$1,590,844
Non-cash items included in net income (loss):
Depreciation	469,615	460,474
Amortization of debt financing costs	2,810	2,793
(Increase) decrease in:
Accounts receivable	(2,114,984)	(2,125,535)
Other receivable	650,000	—
Inventory and supplies	4,058	90,279
Prepaid expenses and other assets	(186,577)	(47,009)
Increase (decrease) in:
Accounts payable	406,896	101,552
Guest deposits	(209,498)	(17,600)
Accrued expenses and other liabilities	1,068,582	866,732
Deferred income	(53,082)	(41,245)

Cash flow provided by operating activities	1,077,015	881,273

Investing activities:
Capital expenditures	(797,475)	(19,697)

Cash flow used in investing activities	(797,475)	(19,697)

Financing activities:
Payments on long-term debt	(144,334)	(144,332)
Payments on capital lease obligations	(27,716)	(23,284)
Debt issuance costs	(525)	(6,506)
Net borrowings (payments) from related parties	887,588	(952,628)

Cash flow provided by (used in) financing activities	715,013	(1,126,750)

Net increase (decrease) in cash and cash equivalents	994,553	(265,174)
Cash and cash equivalents at beginning of period	667,190	2,098,331

Cash and cash equivalents at end of period	$1,661,743	$1,833,157

Supplemental disclosure of cash flow information:
Cash paid for interest	$42,851	$44,427

Non-cash investing activities

1.	In January 2014, the Company acquired equipment through capital lease obligations of approximately $252,000.

2.	As a result of a fire on the property that occurred in September 2013, the Company received insurance proceeds of $650,000 during 2014. Such amount was recorded in other receivables at December 31, 2013.

The accompanying notes are an integral part

of these financial statements.

SADDLEBROOK RESORTS, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

Saddlebrook Resorts, Inc. (the “Company”) developed and operates Saddlebrook Resort, which is a condominium hotel and resort located in Wesley Chapel, Florida.

The Company’s accompanying balance sheet for March 31, 2014, and its statements of operations and accumulated earnings and cash flows for the periods ended March 31, 2014 and 2013, are unaudited but reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. The balance sheet at December 31, 2013 has been derived from the audited financial statements as of that date.

The Company’s business is seasonal. Therefore, the results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the full fiscal year.

These financial statements and related notes are presented for interim periods in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X, and consequently, do not include all disclosures normally required by accounting principles generally accepted in the United States. Accordingly, these financial statements and related notes should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Note 2. Accounts Receivable

	March 31, 2014 (Unaudited)	December 31, 2013
Trade accounts receivable	$3,179,932	$1,067,775
Less reserve for bad debts	(41,987)	(44,814)

	$3,137,945	$1,022,961

Note 3. Property, Buildings and Equipment

	March 31, 2014 (Unaudited)	December 31, 2013
Land and land improvements	$7,623,070	$7,623,070
Buildings and recreational facilities	30,554,700	30,551,220
Machinery and equipment	17,829,307	17,368,327
Construction in progress	1,278,629	693,881

	57,285,706	56,236,498
Less accumulated depreciation	(37,355,992)	(36,886,645)

	$19,929,714	$19,349,853

The Company’s property, buildings and equipment are pledged as security for its long-term debt (see Note 5).

Note 4. Deferred Charges

	March 31, 2014 (Unaudited)	December 31, 2013
Debt issue costs	$62,927	$62,402
Less accumulated amortization	(62,419)	(59,609)

	$508	$2,793

Note 5. Notes Payable and Capital Lease Obligation

On March 31, 2014, the outstanding balance on the term note was $ 4,386,000. The term note had a maturity date of March 12, 2014; however, the Company’s third party lender has granted an extension on the term note to June 12, 2014. The term note requires monthly principal payments of $48,111 plus monthly payments of all accrued interest at 2.5% over the one month LIBOR index (2.65% at March 31, 2014). The term note is collaterized by all current and subsequently acquired real and personal property.

The Company is finalizing negotiations with a third party lender to refinance the existing term note. The Company’s ultimate shareholder has the financial ability to satisfy the term note due June 12, 2014 should the Company be delayed in securing replacement financing.

On December 13, 2012, the Company entered into a capital lease obligation for equipment in the amount of $80,479. The capital lease is secured by the equipment purchased, matures in November 2017 and requires monthly payments of $1,426, including interest at 2.44%. At March 31, 2014, the amount due on the capital lease obligation was $59,959.

On December 2, 2012, the Company entered into a capital lease obligation for equipment in the amount of $255,874. The assets associated with this lease cost $294,724, of which $38,850 was reduced through the Company’s trade-in of existing equipment. This capital lease is secured by the equipment purchased, matures in December 2017 and requires monthly payments of $4,995, including interest at 6.41%, beginning in January 2013. At March 31, 2014, the amount due on the capital lease obligation was $199,355.

On January 15, 2014, the Company entered into a capital lease obligation for equipment in the amount of $150,000. The capital lease is secured by the equipment purchased, matures in December 2018 and requires monthly payments of $3,024, including interest at 7.75%. At March 31, 2014, the amount due on the capital lease obligation was $141,701.

On January 15, 2014, the Company entered into a capital lease obligation for equipment in the amount of $102,000. The capital lease is secured by the equipment purchased, matures in December 2018 and requires monthly payments of $2,233, including interest at 11.30%. At March 31, 2014, the amount due on the capital lease obligation was $98,148.

Note 6. Related Party Receivables and Payables

Related party receivables and payables at March 31, 2014 and December 31, 2013 are the result of net intercompany transactions and cash transfers between the Company and its shareholder and affiliated companies. Related party receivables and payables are unsecured and non-interest bearing.

Note 7. Income Taxes

The Company is currently a member of a Qualified Subchapter S Subsidiary Group. Accordingly, no income tax expense was reflected in the Company’s operating results as the tax is assessed to the shareholders of its parent company.

Note 8. Insurance Claim

On September 30, 2013, the Company experienced damage to storage facilities and equipment due to a fire. As of March 31, 2014, the Company has incurred approximately $431,000 toward the repair of the facility and replacement of equipment. The Company filed an insurance claim and received $950,000 toward the settlement of the insurance claim of which $300,000 was received in 2013 and $650,000 was received in 2014 (recorded as other receivable at December 31, 2013. The Company estimates that all of the remaining costs related to this event, net of $100,000 insurance deductible, will be reimbursed by insurance. However, actual amounts reimbursed could differ from this estimate.

SADDLEBROOK RENTAL POOL OPERATION

BALANCE SHEETS

DISTRIBUTION FUND

	March 31, 2014 (Unaudited)	December 31, 2013
Assets
Receivable from Saddlebrook Resorts, Inc.	$1,109,286	$397,460

Liabilities and Participants’ Fund Balance
Due to participants for rental pool distribution	$991,298	$391,667
Due to maintenance escrow fund	117,988	5,793

	$1,109,286	$397,460

MAINTENANCE ESCROW FUND

	March 31, 2014 (Unaudited)	December 31, 2013
Assets
Cash and cash equivalents	$134,598	$221,846
Receivables:
Distribution fund	117,988	5,793
Owners	9,400	—
Prepaid expenses and other assets	14,568	10,861
Linen inventory	111,819	76,644
Furniture inventory	109,254	92,397

	$497,627	$407,541

Liabilities and Participants’ Fund Balance
Accounts payable	$137,013	$84,725
Participants’ fund balance	360,614	322,816

	$497,627	$407,541

SADDLEBROOK RENTAL POOL OPERATION

STATEMENTS OF OPERATIONS

(Unaudited)

DISTRIBUTION FUND

	Three months ended March 31,
	2014	2013

Rental pool revenue	$3,087,271	$2,765,300

Deductions:
Marketing fee	231,545	207,397
Management fee	385,909	345,662
Travel agent commissions	187,839	144,965
Credit card expense	79,094	64,973

	884,387	762,997

Net rental income	2,202,884	2,002,303
Less operator share of net rental income	(991,298)	(901,036)
Other revenues (expenses):
Complimentary room revenues	8,341	6,564
Minor repairs and replacements	(110,641)	(42,143)

Amount available for distribution	$1,109,286	$1,065,688

SADDLEBROOK RENTAL POOL OPERATION

STATEMENTS OF CHANGES IN PARTICIPANTS’ FUND BALANCES

(Unaudited)

DISTRIBUTION FUND

	Three months ended
	March 31,
	2014	2013
Balance at beginning of period	$—	$—

Additions:
Amount available for distribution	1,109,286	1,065,688

Reductions:
Amount withheld for maintenance escrow fund	(117,988)	(164,652)
Amount accrued or paid to participants	(991,298)	(901,036)

Balance at end of period	$—	$—

MAINTENANCE ESCROW FUND

	Three months ended
	March 31,
	2014	2013
Balance at beginning of period	$322,816	329,567

Additions:
Amount withheld from distribution fund	117,988	164,652
Unit owner payments	47,995	14,003
Interest earned	5	20

Reductions:
Escrow account refunds	(6,335)	(2,285)
Maintenance charges	(54,986)	(61,200)
Unit renovations	(917)	(5,548)
Linen replacement	(65,952)	(58,867)

Balance at end of period	$360,614	$380,342

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

Results of Operations

First quarter 2014 compared to first quarter 2013

The Company’s total revenues for the three months ended March 31, 2014 increased $288,164, about 3%, from the same period in the prior year. Rental Pool revenues increased $321,971, or about 11% from the comparable period last year. Paid room nights increased by 7% for the Resort. The average rate per paid room night increased $10.58, or about 6% from the comparable period last year. The Company’s total resort revenues were affected by increased sales in its food and beverage and other areas of operations.

The increase of $869,603 in operating costs and expenses for the Company is due in large part to an effort to increase the sales staff, as well as enhance the Company’s website. The $121,390 increase in operating costs and expenses for the Rental Pool Operation is directly related to the increases in revenues.

Net income for the Company decreased $551,649 from the comparable period last year. Amounts available for distribution for the Rental Pool Operation increased $43,598 from the first quarter of 2013.

Impact of Current Economic Conditions

The first quarter of 2014 did show an improvement in group bookings however; the Company believes that reduced occupancy rates will continue as a result of the current state of the United States’ economy, and the fact that businesses have altered their spending patterns in response.

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

Liquidity and Capital Resources

Net income for the period ended March 31, 2014 was $1,039,195. Excluding non-cash expenses such as depreciation and amortization of $472,425, the Company’s actual operating profits were $1,511,620.

The Company’s term note from a third party lender bears interest at 2.5% over the one month Libor index (2.65% at March 31, 2014) and matures in June 2014. The Company is currently in negotiations with several third party lenders to refinance the existing term note. The Company’s ultimate shareholder has the financial ability and intent to satisfy the current term note due June 12, 2014, should the Company be delayed in securing replacement financing.

The Company’s ultimate shareholder has the financial ability and intent to continue to fund operations through affiliated companies that as 100% owned by the Company’s ultimate shareholder to the extent required to support the Company’s operations. During 2014, the Company received approximately $900,000 in loans from these affiliated companies. In addition to the shareholder’s financial ability, these affiliated companies are expected to continue to generate positive cash flows during fiscal 2014 should additional funding be required to support the Company’s operations.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

The Company’s management, including the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures as of March 31, 2014, pursuant to Exchange Act Rule 15d-15. Based upon that evaluation, the Company’s Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2014 in timely alerting them to material information required to be included in the Company’s periodic SEC filings.

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

There were no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2014 that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

 101 - Interactive Date Files of Financial Statements and Notes

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SADDLEBROOK RESORTS, INC.
(Registrant)

Date: May 15, 2014	/s/ Donald L. Allen
Donald L. Allen
Vice President and Treasurer
(Principal Financial and
Accounting Officer)