Form 10-Q
period 2014-06-30
SADDLEBROOK RESORTS INC
filed 2014-08-20
CIK 313151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Large accelerated filer	☐	Accelerated Filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Registrant has 100,000 shares of common stock outstanding, all of which are held by an affiliate of the Registrant.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

SADDLEBROOK RESORTS, INC.

BALANCE SHEETS

	June 30, 2014 (Unaudited)	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$1,720,305	$667,190
Escrowed cash	154,661	242,046
Accounts receivable, net	1,519,953	1,022,961
Other receivable	—	650,000
Due from related parties	683,596	596,271
Inventory and supplies	1,279,946	1,324,306
Prepaid expenses and other current assets	934,553	713,144

Total current assets	6,293,014	5,215,918
Property, buildings and equipment, net	19,759,961	19,349,853
Deferred charges, net	67,191	2,793

Total assets	$26,120,166	$24,568,564

Liabilities and Shareholder’s Equity
Current liabilities:
Current portion of long-term debt	$—	$4,530,334
Current portion of capital lease obligations	109,030	63,540
Escrowed deposits	154,661	242,046
Accounts payable	723,683	820,187
Accrued rental distribution	852,067	397,460
Accrued expenses and other liabilities	1,231,602	1,487,993
Current portion of deferred income	769,600	766,502
Guest deposits	632,137	993,451
Due to related parties	9,137,689	8,405,804

Total current liabilities	13,610,469	17,707,317
Long-term debt	5,000,000	—
Long-term capital lease obligations	364,027	211,339
Deferred income	677,056	700,827

Total liabilities	19,651,552	18,619,483

Commitments and contingencies
Shareholder’s equity:
Common stock, $1.00 par value, 100,000 shares authorized and outstanding	100,000	100,000
Additional paid-in capital	1,013,127	1,013,127
Retained earnings	5,355,487	4,835,954

Total shareholder’s equity	6,468,614	5,949,081

Total liabilities and shareholder’s equity	$26,120,166	$24,568,564

The accompanying notes are an integral part

of these financial statements

SADDLEBROOK RESORTS, INC.

STATEMENTS OF OPERATIONS

AND ACCUMULATED EARNINGS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013

Revenues	$7,318,230	$6,472,504	17,322,422	$16,188,532

Costs and expenses:
Operating costs	6,106,892	5,107,452	13,194,547	11,526,155
Sales and marketing	501,751	317,014	1,107,445	761,226
General and administrative	728,520	756,462	1,547,283	1,545,198
Depreciation	460,270	460,570	929,886	921,043

Total costs and expenses	7,797,433	6,641,498	16,779,161	14,753,622

Net operating (loss) income before other income (expenses)	(479,203)	(168,994)	543,261	1,434,910

Other (expenses) income
Other income	4,643	4,688	67,036	38,850
Interest expense	(45,102)	(68,602)	(90,764)	(115,824)

Total other expenses	(40,459)	(63,914)	(23,728)	(76,974)

Net (loss) income	(519,662)	(232,908)	519,533	1,357,936

Retained earnings at beginning of period	5,875,149	7,249,882	4,835,954	5,659,038

Retained earnings at end of period	$5,355,487	7,016,974	$5,355,487	$7,016,974

The accompanying notes are an integral part

of these financial statements

SADDLEBROOK RESORTS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
	2014	2013
Operating activities:
Net income	$519,533	$1,357,936
Non-cash items included in net income
Depreciation	929,886	921,043
Amortization of debt financing costs	3,985	12,092
Loss on sale of assets	1,942	—
(Increase) decrease in:
Accounts receivable	153,008	174,311
Inventory and supplies	44,360	105,197
Prepaid expenses and other assets	(221,409)	(55,505)
Increase (decrease) in:
Accounts payable	(96,504)	(79,994)
Accrued rental distribution	454,607	146,219
Guest deposits	(361,314)	14,417
Accrued expenses and other liabilities	(256,391)	(221,663)
Deferred income	(20,673)	(87,758)

Cash flow provided by operating activities	1,151,030	2,286,295

Investing activities:
Capital expenditures	(1,089,936)	(128,784)

Cash flow used in investing activities	(1,089,936)	(128,784)

Financing activities:
Proceeds from long-term debt	5,000,000	—
Payments on long-term debt	(4,530,334)	(288,667)
Payments on line of credit	—	(1,500,000)
Payments on capital lease obligations	(53,822)	(38,231)
Debt issuance costs	(68,383)	(6,506)
Net borrowings from (advances to) related parties	644,560	(497,607)

Cash flow provided by (used in) financing activities	992,021	(2,331,011)

Net increase (decrease) in cash	1,053,115	(173,500)
Cash and cash equivalents at beginning of period	667,190	2,098,331

Cash and cash equivalents at end of period	$1,720,305	$1,924,831

Supplemental disclosure of cash flow information:
Cash paid for interest	$86,779	$103,730

Non-cash investing activities

1.	In January 2014, the Company acquired equipment through capital lease obligations of approximately $252,000.

2.	As a result of a fire on the property that occurred in September 2013, the Company received insurance proceeds of $650,000 during 2014. Such amount was recorded in other receivables at December 31, 2013.

The accompanying notes are an integral part

of these financial statements

SADDLEBROOK RESORTS, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1.	Basis of Presentation

Saddlebrook Resorts, Inc. (the “Company”) developed and operates Saddlebrook Resort, which is a condominium hotel and resort located in Wesley Chapel, Florida.

The Company’s accompanying balance sheet for June 30, 2014, and its statements of operations and accumulated earnings and cash flows for the periods ended June 30, 2014 and 2013, are unaudited but reflect all adjustments which are, in the opinion of management, necessary for the fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. The balance sheet at December 31, 2013 has been derived from the audited financial statements as of that date.

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

Note 2.	Accounts Receivable

	June 30, 2014	December 31,
	(Unaudited)	2013
Trade accounts receivable	$1,559,719	$1,067,775
Less allowance for bad debts	(39,766)	(44,814)

	$1,519,953	$1,022,961

Note 3.	Property, Buildings and Equipment

	June 30, 2014 (Unaudited)	December 31, 2013
Land and land improvements	$7,623,070	$7,623,070
Buildings and recreational facilities	30,570,148	30,551,220
Machinery and equipment	17,957,959	17,368,327
Construction in progress	1,423,776	693,881

	57,574,953	56,236,498
Less accumulated depreciation	(37,814,992)	(36,886,645)

	$19,759,961	$19,349,853

The Company’s property, buildings and equipment are pledged as security for its long-term debt (see Note 5).

Note 4.	Deferred Charges

	June 30, 2014 (Unaudited)	December 31, 2013
Debt issue costs	$68,384	$62,402
Less accumulated amortization	(1,193)	(59,609)

	$67,191	$2,793

Note 5.	Long-term Debt and Capital Lease Obligation

On June 06, 2014 the Company entered into a new financing agreement with a third party lender for $5,000,000. The proceeds were used to retire the existing term note due June 12, 2014 of $4,386,000. The remaining proceeds were used to pay closing costs and provide additional working capital. The new term note expires June 1, 2019. Interest only payments at a rate of 3% over the one month Libor index (3.15% at June 30,2014) are required for the first twelve months. After year one, the term note requires monthly principal payments of $20,833 plus interest of 3% over the one month Libor index. The term note is collateralized by all current and subsequently acquired real and personal property. Subsequent to June 30, 2014, the loan agreement was modified to state that the measurement date for the fixed charge coverage ratio begins on December 31, 2014.

Operating costs and planned expenditures for capital additions and improvements are expected to be adequately funded by the Company’s and its affiliates’ current cash reserves and cash generated by resort operations.

On January 15, 2014, the Company entered into a capital lease obligation for equipment in the amount of $150,000. The capital lease is secured by the equipment purchased, matures in December 2018 and requires monthly payments of $3,024, including interest at 7.75%. At June 30, 2014, the amount due on the capital lease obligation was $135,335.

On January 15, 2014, the Company entered into a capital lease obligation for equipment in the amount of $102,000. The capital lease is secured by the equipment purchased, matures in December 2018 and requires monthly payments of $2,233, including interest at 11.30%. At June 30, 2014, the amount due on the capital lease obligation was $94,184.

On December 13, 2012, the Company entered into a capital lease obligation for equipment in the amount of $80,479. The capital lease is secured by the equipment purchased, matures in November 2017 and requires monthly payments of $1,426, including interest at 2.44%. At June 30, 2014, the amount due on the capital lease obligation was $56,039.

On December 2, 2012, the Company entered into a capital lease obligation for equipment in the amount of $255,874. The assets associated with this lease cost $294,724, of which $38,850 was reduced through the Company’s trade-in of existing equipment. This capital lease is secured by the equipment purchased, matures in December 2017 and requires monthly payments of $4,995, including interest at 6.41%, beginning in January 2013. At June 30, 2014, the amount due on the capital lease obligation was $187,499.

Note 6.	Related Party Receivables

Related party receivables and payables at June 30, 2014 and December 31, 2013 are the result of net intercompany transactions and cash transfers between the Company and its shareholder and affiliated companies. Related party receivables and payables are unsecured and non-interest bearing.

Note 7.	Income Taxes

The Company is currently a member of a Qualified Subchapter S Subsidiary Group. Accordingly, no income tax expense was reflected in the Company’s operating results as the tax is assessed to the shareholders of its parent company.

Note 8.	Insurance Claim

On September 30, 2013, the Company experienced damage to storage facilities and equipment due to a fire. As of June 30, 2014, the Company has incurred approximately $431,000 toward the repair of the facility and replacement of equipment. The Company filed an insurance claim and received $950,000 toward the settlement of the insurance claim of which $300,000 was received in 2013 and $650,000 was received in 2014 (recorded as other receivable at December 31, 2013). The Company estimates that all of the costs related to this event, net of a $100,000 insurance deductible, will be reimbursed by insurance. However, actual amounts reimbursed could differ from this estimate.

SADDLEBROOK RENTAL POOL OPERATION

BALANCE SHEETS

DISTRIBUTION FUND

	June 30, 2014 (Unaudited)	December 31, 2013
Assets
Receivable from Saddlebrook Resorts, Inc.	$852,067	$397,460

Liabilities and Participants’ Fund Balance
Due to participants for rental pool distribution	$699,952	$391,667
Due to maintenance escrow fund	152,115	5,793

	$852,067	$397,460

MAINTENANCE ESCROW FUND

	June 30, 2014 (Unaudited)	December 31, 2013
Assets
Cash and cash equivalents	$133,261	$221,846
Receivables:
Distribution fund	152,115	5,793
Owner payments	5,071	—
Linen inventory	68,011	76,644
Furniture inventory	159,009	92,397
Prepaid expenses and other assets	11,199	10,861

	$528,666	$407,541

Liabilities and Participants’ Fund Balance
Accounts payable	$111,236	$84,725
Participants’ fund balance	417,430	322,816

	$528,666	$407,541

The accompanying notes are an integral part

of these financial statements

SADDLEBROOK RENTAL POOL OPERATION

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013

Rental pool revenues	$2,117,225	$1,765,014	$5,204,496	$4,530,314

Deductions:
Marketing fee	158,792	132,376	390,337	339,774
Management fee	264,653	220,627	650,562	566,290
Travel agent commissions	86,004	57,195	273,843	202,159
Credit card expense	52,327	52,535	131,421	117,507

	561,776	462,733	1,446,163	1,225,730

Net rental income	1,555,449	1,302,281	3,758,333	3,304,584
Less operator share of net rental income	(699,952)	(586,026)	(1,691,250)	(1,487,062)
Other revenues (expenses):
Complimentary room revenues	11,015	6,446	19,356	13,010
Minor repairs and replacements	(14,445)	(49,248)	(125,086)	(91,391)

Amount available for distribution	$852,067	$673,453	$1,961,353	$1,739,141

The accompanying notes are an integral part

of these financial statements

SADDLEBROOK RENTAL POOL OPERATION

STATEMENTS OF CHANGES IN PARTICIPANTS’ FUND BALANCES

(Unaudited)

DISTRIBUTION FUND

	Six months ended June 30,
	2014	2013
Balance at beginning of period	$—	$—

Additions:
Amount available for distribution	1,961,353	1,739,141

Reductions:
Amount withheld for maintenance escrow fund	(270,103)	(252,079)
Amount accrued or paid to participants	(1,691,250)	(1,487,062)

Balance at end of period	$—	$—

MAINTENANCE ESCROW FUND

	Six months ended June 30,
	2014	2013
Balance at beginning of period	$322,816	$329,567

Additions:
Amount withheld from distribution fund	270,103	252,079
Unit owner payments	71,392	24,706
Interest earned	11	24

Reductions:
Escrow account refunds	(8,835)	(2,712)
Maintenance charges	(118,742)	(136,737)
Unit renovations	(1,185)	(5,692)
Linen replacement	(118,130)	(106,326)

Balance at end of period	$417,430	$354,909

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

Results of Operations

Second quarter 2014 compared to second quarter 2013

The Company’s total revenues increased $846,000, or 13%, for the three months ended June 30, 2014 compared to the same period in the prior year. Total revenues for the Rental Pool increased $352,000, or 19%. These changes are directly related to an increase in occupancy of 24% over the same period in the prior year.

Total costs and expenses increased $1,156,000, or 17%, for the Company, and $99,000, or 21%, for the Rental Pool Operation. These increases in costs and expenses are related to the increase in revenues as well as increasing our sales and marketing department. In addition, the Company experienced increase costs of maintaining the golf courses due to excessive rain and other abnormal conditions.

The Company experienced a net loss for the quarter in the amount of $520,000, compared to the net loss of the prior comparable quarter of $233,000. Amounts available for distribution for the Rental Pool Operation increased $179,000, or 26%, from the comparable period last year.

First six months 2014 compared to first six months 2013

The Company’s total revenues increased $1,134,000, or 7%, for the six months ended June 30, 2014 compared to the same period in the prior year. The total revenues for the Rental Pool increased $674,000, or 14%. Both of these increases are directly related to the increase in occupancy of 14% when comparing the two periods.

Total costs and expenses for the Company increased $2,026,000 or 13% for the six months ended June 30, 2014 compared to the same period in the prior year. Total costs and expenses for the Rental Pool Operation increased $220,000, or 17%.

The Company experienced a net income for the period of $519,533, compared with a net income of $1,358,000 in the comparable period. Amounts available for distribution for the Rental Pool Operation increased $222,000 over the same period in the prior year.

Impact of Current Economic Conditions

The Company believes that while occupancy rates are increasing, when compared to prior periods, ancillary service revenue has not increased. The Company believes that businesses have altered their spending patterns after 2008 due to the economy.

In response to this trend, the Company has increased its marketing efforts toward the social clientele by developing packages designed to target more social guests, including families. These social packages are being promoted through the Company’s website as well as through travel wholesalers and with emphasis on e-commerce sites. Management has implemented programs and measures to help the Company get back to positive operating income. These programs and measures include cost control programs, consolidation of restaurant operations and efforts to increase brand awareness and recognition of the Resort. The Company has also expanded the Sales and Marketing department which has greatly impacted sales not only for 2014 but through 2016.

Liquidity and Capital Resources

Net income for the six month period ended June 30, 2014 was $519,533. Excluding non-cash expenses such as depreciation and amortization of $933,871, the Company’s actual operating profits were $1,453,404.

The Company’s term note from a third party lender bears interest at 3.0% over the one month Libor index (3.15% at June 30, 2014) and matures in June 2019.

The Company’s ultimate shareholder has the financial ability and intent to continue to fund operations through affiliated companies that are 100% owned by the Company’s ultimate shareholder to the extent required to support the Company’s operations. During 2014, the Company received approximately $650,000 in loans from these affiliated companies. In addition to the shareholder’s financial ability, these affiliated companies are expected to continue to generate positive cash flows during fiscal 2014 should additional funding be required to support the Company’s operations.

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

The Company’s term note from a third party lender bears interest at 3.0% over the one month Libor index (3.15% at June 30, 2014) and matures in June 2019.

Item 4.	Controls and Procedures

The Company’s management, including the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures as of June 30, 2014, pursuant to Exchange Act Rule 15d-15. Based upon that evaluation, the Company’s Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2014 in timely alerting them to material information required to be included in the Company’s periodic SEC filings.

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

There were no changes in the Company’s internal controls over financial reporting during the three months ended June 30, 2014 that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 6.	Exhibits

The following exhibits are included in this Form 10-Q:

31.1	-	Chief Executive Officer Rule 15d-14(a) Certification

31.2	-	Chief Financial Officer Rule 15d-14(a) Certification

32.1	-	Chief Executive Officer Section 1350 Certification

32.2	-	Chief Financial Officer Section 1350 Certification

10.1	-	The Loan Agreement (filed as exhibit 10.1 to the Form 8K, dated June 6, 2014, filed with the SEC on August 8, 2014).

101	-	Interactive Data Files

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SADDLEBROOK RESORTS, INC.
(Registrant)

Date: August 20, 2014	/s/ Donald L. Allen
Donald L. Allen
Vice President and Treasurer (Principal Financial and Accounting Officer)