Form 10-Q
period 2014-09-30
SADDLEBROOK RESORTS INC
filed 2014-11-14
CIK 313151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Large accelerated filer	☐	Accelerated Filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Registrant has 100,000 shares of common stock outstanding, all of which are held by an affiliate of the Registrant.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

SADDLEBROOK RESORTS, INC.

BALANCE SHEETS

	September 30, 2014 (Unaudited)	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$512,772	$667,190
Escrowed cash	223,304	242,046
Accounts receivable, net	506,705	1,022,961
Other receivable	—	650,000
Due from related parties	1,110,372	596,271
Inventory and supplies	1,284,777	1,324,306
Prepaid expenses and other current assets	922,151	713,144

Total current assets	4,560,081	5,215,918
Property, buildings and equipment, net	20,115,275	19,349,853
Deferred charges, net	63,772	2,793

Total assets	$24,739,128	$24,568,564

Liabilities and Shareholder’s Equity
Current liabilities:
Current portion of long-term debt	$62,500	$4,530,334
Current portion of capital lease obligations	110,929	63,540
Escrowed deposits	223,304	242,046
Accounts payable	539,885	820,187
Accrued rental distribution	241,441	397,460
Accrued expenses and other liabilities	1,445,116	1,487,993
Current portion of deferred income	735,804	766,502
Guest deposits	1,038,398	993,451
Due to related parties	10,159,095	8,405,804

Total current liabilities	14,556,472	17,707,317
Long-term debt	4,937,500	—
Long-term capital lease obligations	335,573	211,339
Deferred income	644,387	700,827

Total liabilities	20,473,932	18,619,483

Commitments and contingencies	—	—
Shareholder’s equity:
Common stock, $1.00 par value, 100,000 shares authorized and outstanding	100,000	100,000
Additional paid-in capital	1,013,127	1,013,127
Retained earnings	3,152,069	4,835,954

Total shareholder’s equity	4,265,196	5,949,081

Total liabilities and shareholder’s equity	$24,739,128	$24,568,564

The accompanying notes are an integral part of these financial statements

SADDLEBROOK RESORTS, INC.

STATEMENTS OF OPERATIONS

AND ACCUMULATED EARNINGS

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues	$3,496,539	$3,601,561	$20,818,961	$19,790,093

Costs and expenses:
Operating costs	3,962,757	3,668,823	17,157,305	15,194,979
Sales and marketing	518,391	254,308	1,625,836	1,015,534
General and administrative	704,372	723,554	2,251,656	2,268,751
Depreciation	462,028	468,682	1,391,913	1,389,725

Total costs and expenses	5,647,548	5,115,367	22,426,710	19,868,989

Net operating loss before other income (expenses)	(2,151,009)	(1,513,806)	(1,607,749)	(78,896)

Other (expenses) income
Interest income	266	—	267	—
Other income	4,005	3,966	71,041	42,815
Interest expense	(56,680)	(41,043)	(147,444)	(156,866)

Total other (expenses) income	(52,409)	(37,077)	(76,136)	(114,051)

Net loss	(2,203,418)	(1,550,883)	(1,683,885)	(192,947)

Retained earnings at beginning of period	5,355,487	7,016,974	4,835,954	5,659,038

Retained earnings at end of period	$3,152,069	$5,466,091	$3,152,069	$5,466,091

The accompanying notes are an integral part of these financial statements

SADDLEBROOK RESORTS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended
	September 30,
	2014	2013
Operating activities:
Net loss	$(1,683,885)	$(192,947)
Non-cash items included in net loss
Depreciation	1,391,913	1,389,725
Amortization of debt financing costs	7,404	14,885
Loss on sale of assets	1,942	—
(Increase) decrease in:
Accounts receivable	1,166,256	431,760
Inventory and supplies	39,529	12,038
Prepaid expenses and other assets	(209,007)	66,754
Increase (decrease) in:
Accounts payable	(280,302)	(29,044)
Accrued rental distribution	(156,019)	(252,452)
Guest deposits	44,947	113,507
Accrued expenses and other liabilities	(42,877)	13,316
Deferred income	(87,138)	(135,169)

Cash flow provided by operating activities	192,763	1,432,373

Investing activities:
Capital expenditures	(1,907,277)	(515,327)

Cash flow used in investing activities	(1,907,277)	(515,327)

Financing activities:
Proceeds from long-term debt	5,000,000	—
Payments on long-term debt	(4,530,334)	(432,998)
Payments on capital lease obligations	(80,377)	(53,380)
Payments on line of credit	—	(1,500,000)
Debt issuance costs	(68,383)	(6,506)
Net borrowings from (advances to) related parties	1,239,190	(324,515)

Cash flow provided by (used in) financing activities	1,560,096	(2,317,399)

Net decrease in cash	(154,418)	(1,400,353)
Cash and cash equivalents at beginning of period	667,190	2,098,331

Cash and cash equivalents at end of period	$512,772	$697,978

Supplemental disclosure of cash flow information:
Cash paid for interest	$140,040	$141,980

Non-cash investing activities

1.	In January 2014, the Company acquired equipment through capital lease obligations of approximately $252,000.
2.	As a result of a fire on the property that occurred in November 2013, the Company received insurance proceeds of $650,000 during 2014. Such amount was recorded in other receivables at December 31, 2013.

The accompanying notes are an integral part of these financial statements

SADDLEBROOK RESORTS, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

Saddlebrook Resorts, Inc. (the “Company”) developed and operates Saddlebrook Resort, which is a condominium hotel and resort located in Wesley Chapel, Florida.

The Company’s accompanying balance sheet for September 30, 2014, and its statements of operations and accumulated earnings and cash flows for the periods ended September 30, 2014 and 2013, are unaudited but reflect all adjustments which are, in the opinion of management, necessary for the fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. The balance sheet at December 31, 2013 has been derived from the audited financial statements as of that date.

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

Note 2. Accounts Receivable

	September 30, 2014 (Unaudited)	December 31, 2013
Trade accounts receivable	$546,472	$1,067,775
Less allowance for bad debts	(39,767)	(44,814)

	$506,705	$1,022,961

Note 3. Property, Buildings and Equipment

	September 30,
	2014	December 31,
	(Unaudited)	2013
Land and land improvements	$7,623,070	$7,623,070
Buildings and recreational facilities	31,042,069	30,551,220
Machinery and equipment	18,035,233	17,368,327
Construction in progress	1,691,923	693,881

	58,392,295	56,236,498
Less accumulated depreciation	(38,277,020)	(36,886,645)

	$20,115,275	$19,349,853

The Company’s property, buildings and equipment are pledged as security for its long-term debt (see Note 5).

Note 4. Deferred Charges

	September 30,
	2014	December 31,
	(Unaudited)	2013
Debt issue costs	$68,383	$62,402
Less accumulated amortization	(4,611)	(59,609)

	$63,772	$2,793

Note 5. Long-term Debt and Capital Lease Obligation

On June 06, 2014 the Company entered into a new financing agreement with a third party lender for $5,000,000. The proceeds were used to retire the existing term note due June 12, 2014 of $4,386,000. The remaining proceeds were used to pay closing costs and provide additional working capital. The new term note expires June 1, 2019. Interest only payments at a rate of 3% over the one month Libor index (3.16% at September 30,2014) are required for the first twelve months. After year one, the term note requires monthly principal payments of $20,833 plus interest of 3% over the one month Libor index. The term note is collateralized by all current and subsequently acquired real and personal property. Subsequent to June 30, 2014, the loan agreement was modified to state that the measurement date for the fixed charge coverage ratio begins on December 31, 2014.

Operating costs and planned expenditures for capital additions and improvements are expected to be adequately funded by the Company’s and its affiliates’ current cash reserves and cash generated by resort operations.

On January 15, 2014, the Company entered into a capital lease obligation for equipment in the amount of $150,000. The capital lease is secured by the equipment purchased, matures in December 2018 and requires monthly payments of $3,024, including interest at 7.75%. At September 30, 2014, the amount due on the capital lease obligation was $128,847.

On January 15, 2014, the Company entered into a capital lease obligation for equipment in the amount of $102,000. The capital lease is secured by the equipment purchased, matures in December 2018 and requires monthly payments of $2,233, including interest at 11.30%. At September 30, 2014, the amount due on the capital lease obligation was $90,108.

On December 13, 2012, the Company entered into a capital lease obligation for equipment in the amount of $80,479. The capital lease is secured by the equipment purchased, matures in November 2017 and requires monthly payments of $1,426, including interest at 2.44%. At September 30, 2014, the amount due on the capital lease obligation was $52,095.

On December 2, 2012, the Company entered into a capital lease obligation for equipment in the amount of $255,874. The assets associated with this lease cost $294,724, of which $38,850 was reduced through the Company’s trade-in of existing equipment. This capital lease is secured by the equipment purchased, matures in December 2017 and requires monthly payments of $4,995, including interest at 6.41%, beginning in January 2013. At September 30, 2014, the amount due on the capital lease obligation was $175,452.

Note 6. Related Party Receivables

Related party receivables and payables at September 30, 2014 and December 31, 2013 are the result of net intercompany transactions and cash transfers between the Company and its shareholder and affiliated companies. Related party receivables and payables are unsecured and non-interest bearing.

Note 7. Income Taxes

The Company is currently a member of a Qualified Subchapter S Subsidiary Group. Accordingly, no income tax expense was reflected in the Company’s operating results as the tax is assessed to the shareholders of its parent company.

Note 8. Insurance Claim

On November 2, 2013, the Company experienced damage to storage facilities and equipment due to a fire. As of September 30, 2014, the Company has incurred approximately $431,000 toward the repair of the facility and replacement of equipment. The Company filed an insurance claim and received $950,000 toward the settlement of the insurance claim of which $300,000 was received in 2013 and $650,000 was received in 2014 (recorded as other receivable at December 31, 2013). The Company estimates that all of the costs related to this event, net of a $100,000 insurance deductible, will be reimbursed by insurance. However, actual amounts reimbursed could differ from this estimate.

SADDLEBROOK RENTAL POOL OPERATION

BALANCE SHEETS

DISTRIBUTION FUND

	September 30, 2014 (Unaudited)	December 31, 2013
Assets
Receivable from Saddlebrook Resorts, Inc.	$241,440	$397,460

Liabilities and Participants’ Fund Balance
Due to participants for rental pool distribution	$242,149	$391,667
Due to (from) maintenance escrow fund	(709)	5,793

	$241,440	$397,460

MAINTENANCE ESCROW FUND

	September 30, 2014 (Unaudited)	December 31, 2013
Assets
Cash and cash equivalents	$203,863	$221,486
Receivables:
Distribution fund	(709)	5,793
Owner payments	4,786	—
Linen inventory	35,392	76,644
Furniture inventory	158,925	92,397
Prepaid expenses and other assets	13,146	10,861

	$415,673	$407,541

Liabilities and Participants’ Fund Balance
Accounts payable	$90,731	$84,725
Participants’ fund balance	324,942	322,816

	$415,673	$407,541

The accompanying notes are an integral part of these financial statements

SADDLEBROOK RENTAL POOL OPERATION

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Rental pool revenues	$745,831	$751,050	$5,950,327	$5,281,364

Deductions:
Marketing fee	55,937	56,329	446,274	396,103
Management fee	93,229	93,881	743,791	660,171
Travel agent commissions	34,095	3,119	307,938	205,278
Credit card expense	24,461	21,523	155,882	139,030

	207,722	174,852	1,653,885	1,400,582

Net rental income	538,109	576,198	4,296,442	3,880,782
Less operator share of net rental income	(242,149)	(259,289)	(1,933,399)	(1,746,351)
Other revenues (expenses):
Complimentary room revenues	5,314	4,919	24,670	17,929
Minor repairs and replacements	(59,834)	(47,046)	(184,920)	(138,437)

Amount available for distribution	$241,440	$274,782	$2,202,793	$2,013,923

The accompanying notes are an integral part of these financial statements

SADDLEBROOK RENTAL POOL OPERATION

STATEMENTS OF CHANGES IN PARTICIPANTS’ FUND BALANCES

(Unaudited)

DISTRIBUTION FUND

	Nine months ended September 30,
	2014	2013
Balance at beginning of period	$—	$—

Additions:
Amount available for distribution	2,202,793	2,013,923

Reductions:
Amount withheld for maintenance escrow fund	(269,394)	(267,572)
Amount accrued or paid to participants	(1,933,399)	(1,746,351)

Balance at end of period	$—	$—

MAINTENANCE ESCROW FUND

	Nine months ended September 30,
	2014	2013
Balance at beginning of period	$322,816	$329,567

Additions:
Amount withheld from distribution fund	269,394	267,572
Unit owner payments	106,546	38,720
Interest earned	17	32

Reductions:
Escrow account refunds	(14,392)	(2,966)
Maintenance charges	(206,497)	(196,656)
Unit renovations	(1,280)	(5,692)
Linen replacement	(151,662)	(173,547)

Balance at end of period	$324,942	$257,030

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

Results of Operations

Third quarter 2014 compared to third quarter 2013

The Company’s total revenues decreased $105,022, or 3%, for the three months ended September 30, 2014 compared to the same period in the prior year. Total revenues for the Rental Pool decreased $5,219, or 1%. These changes are directly related to a decrease in occupancy of 2% over the prior period.

Total costs and expenses increased $532,181, or 10%, for the Company, and $32,870, or 19%, for the Rental Pool Operation. These increases in costs and expenses are related to increasing our sales and marketing department. In addition, the Company experienced increase costs of maintaining the golf courses due to excessive rain and other abnormal conditions.

The Company experienced a net loss for the quarter in the amount of $2,203,418, compared to the net loss of the prior comparable quarter of $1,550,883. Amounts available for distribution for the Rental Pool Operation decreased $33,342, or 12%, from the comparable period last year.

First nine months 2014 compared to first nine months 2013

The Company’s total revenues increased $1,028,868, or 5%, for the nine months ended September 30, 2014 compared to the same period in the prior year. The total revenues for the Rental Pool increased $668,963, or 13%. Both of these increases are directly related to the increase in occupancy of 2.3% when comparing the two periods.

Total costs and expenses for the Company increased $2,557,721, or 13%. Total costs and expenses for the Rental Pool Operation increased by $253,303, or 18%.

The Company experienced a net loss for the period of $1,683,885, compared with a net loss of $192,947 in the comparable period. Amounts available for distribution for the Rental Pool Operation increased $188,870 over the same period in the prior year.

Impact of Current Economic Conditions

The Company believes that while occupancy rates are increasing, when compared to prior periods, ancillary service revenue has not increased. The Company believes that businesses have altered their spending patterns after 2008 due to the economy.

In response to this trend, the Company has increased its marketing efforts toward the social clientele by developing packages designed to target more social guests, including families. These social packages are being promoted through the Company’s website as well as through travel wholesalers and with emphasis on e-commerce sites. Management has implemented programs and measures to help the Company get back to positive operating income. These programs and measures include cost control programs, consolidation of restaurant operations and efforts to increase brand awareness and recognition of the Resort. The Company has also expanded the Sales and Marketing department which has greatly impacted sales in 2014 and is expected to continue to positively impact sales as future reserved group room nights are approximately 13,000 more as of September 30, 2014 compared to the same period ended 2013.

Liquidity and Capital Resources

Net loss for the nine month period ended September 30, 2014 was $1,683,885. Excluding non-cash expenses such as depreciation and amortization of $1,399,317, the Company’s actual operating cash loss was $284,568.

The Company’s term note from a third party lender bears interest at 3.0% over the one month Libor index (3.16% at September 30, 2014) and matures in June 2019.

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

The Company’s term loan bears interest at 3.0% over the one month LIBOR index and matures on June 2019.

Item 4.	Controls and Procedures

The Company’s management, including the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures as of September 30, 2014, pursuant to Exchange Act Rule 15d-15. Based upon that evaluation, the Company’s Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2014 in timely alerting them to material information required to be included in the Company’s periodic SEC filings.

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

There were no changes in the Company’s internal controls over financial reporting during the three months ended September 30, 2014 that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

SADDLEBROOK RESORTS, INC.
(Registrant)

Date: November 14, 2014	/s/ Donald L. Allen
Donald L. Allen
Vice President and Treasurer
(Principal Financial and
Accounting Officer)