Form 10-K
period 2014-12-31
SADDLEBROOK RESORTS INC
filed 2015-03-31
CIK 313151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended December 31, 2014

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

At December 31, 2014, there were approximately 582 persons employed by the Company. The Company’s management relationship with its employees is excellent and there are no collective bargaining agreements.

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

A total of 556 condominium units are at the Resort comprised of one-, two- and three-bedroom suites. Of these condominium units, 408 are designed for hotel occupancy and located in an area called the Walking Village. The remaining 148 are slightly larger, designed for longer-termed rental, and are located in an area called the Lakeside Village. At December 31, 2014, there were 529 hotel accommodations participating in the Rental Pool. The three-bedroom condominium units become hotel accommodations as a two-bedroom suite with a separate adjoining hotel room. Some two-bedroom condominium units become hotel accommodations as a one-bedroom suite with a separate adjoining hotel room.

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

Recent Accounting and Reporting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU© 2014-09, “Revenue from Contracts with Customers,” which creates a new Topic, Accounting Standards Codification (“ASC”) Topic 606. The standard is principle-based and provides a five-step model to determine when and how revenue is recognized. The core principle is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those good and services. This standard is effective for the Company beginning in 2017 and allows for either full retrospective adoption or modified retrospective adoption. The Company is currently evaluating the impact of the adoption of ASC Topic 606 on its financial statements.

In August 2014, the FASB issued ASU 2014-15, “Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern,” which provides guidance on determining when and how to disclose going-concern uncertainties in financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if “conditions or events raise substantial doubt about the entity’s ability to continue as a going concern.” The ASU applies to all entities and is effective for annual periods ending after December 158, 2016, and interim periods thereafter, with early adoption permitted. The adoption of this guidance is not expected to have any impact on the Company’s results of operations or financial position. The Company is currently evaluating the impact of this update on future disclosures concerning its liquidity position.

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

Asset Impairments - The Company’s management periodically evaluates whether there has been a permanent impairment of long-lived assets. The Company’s management believes that the accounting estimates related to asset impairments is critical estimates for the following reasons: (1) the ongoing changes in management’s expectations regarding future utilization of assets; and (2) the impact of an impairment on reported assets and earnings could be material. During the years ended December 31, 2014 and 2013, the Company’s management evaluated assets for impairment and concluded that the sum of the undiscounted expected future cash flows (excluding interest charges) from its assets exceeded their then current carrying values. Accordingly, the Company did not recognize an impairment charge.

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

Loss Contingencies – The Company estimates loss contingencies in accordance with FASB ASC 450-20 Loss Contingencies, which states that a loss contingency shall be accrued by a charge to income if both of the following conditions are met: (a) information available before the financial statements are issued or are available to be issued indicates that it is probable that a liability had been incurred at the date of the financial statements and (b) the amount of loss can be reasonably estimated. We do not believe that the ultimate resolution of our litigation matters will have an adverse effect on the Company’s financial position and results of operations. As such, there have been no adjustments for loss contingencies to the accompanying financial statements as of and for the year ended December 31, 2014.

See the Notes to the Financial Statements for Saddlebrook Resorts, Inc. in Item 8 hereof for additional accounting policies used in the preparation of the financial statements.

Impact of Current Economic Conditions

As a result of the change in economic conditions, the hospitality industry has experienced increases in terms of hotel rates and occupancy during 2014 and 2013. These positive industry trends have similarly impacted the Company’s revenues during this period. The Company’s decision to increase its sales staff, advertising, and marketing effort has had a negative effect contributing to the Company’s approximate $2,765,475 net loss in 2014 and an approximate $823,000 net loss in 2013. During 2013 the Company had a gain from a fire insurance recovery of $657,000, The actual loss for 2013 was approximately $1,480,000.

Although the Company has experienced an increase in revenue it continues to maintain the following programs and measures to insure costs continue to be monitored.

A.	Management has continued its focus on controlling the variable costs for the Company. This includes reducing labor costs by actively reviewing the Company’s lodging, food and beverage, and facilities demands and attempting to match them with the appropriate level of resource.

B.	During the first quarter of 2015, the Company has experienced increased resort revenues primarily due to increased group bookings and the related activity compared to the same period in 2014. During 2014 the Company has continued to invest significantly in the grounds and building exteriors to increase the attractiveness of the Resort for potential group and social customers planning for conferences, meetings or social events such as weddings. As a result of this investment, the Company has experienced and expects to continue to experience increased group bookings for the remainder of the first half of 2015. These increased bookings are expected to positively impact the Company’s results of operations and cash flows during 2015.

C. The Company has retained a top golf teaching professional and a second high ranking professional which has significantly increased the brand awareness and recognition of the Company’s affiliated Golf and Tennis Academy by industry leaders. As stated above, the Company has significantly invested in the Resort’s grounds, specifically upgraded golf training facilities. In addition, the Company has been and will continue to appeal to international students by aligning with organizations that have the ability to direct these potential students to the Golf and Tennis Academy. These investments have resulted in increased numbers of students attending the Golf and Tennis Academy during 2013 and 2014.

Liquidity and Capital Resources

Future operating costs and planned expenditures for minor capital additions and improvements are expected to be adequately funded by the Company and its affiliates’ current cash reserves and cash generated by the Resort’s operations.

On June 6, 2014 the Company entered into a new financing agreement with a third party lender for $5,000,000. The proceeds were used to retire the existing term note due June 12, 2014 of $4,386,000. The remaining proceeds were used to pay closing costs and provide additional working capital. The new term note expires June 1, 2019. At December 31, 2014 $5,000,000 was outstanding under the note. Interest only payments at a rate of 3% over the one month Libor index (3.15% at December 31, 2014) are required for the first 12 twelve months. After year one, the term note requires monthly principle payments of $20,833 plus interest of 3% over the one month Libor index. The term note is collateralized by all current and subsequently acquired real and personal property. The new term note requires the Company to maintain a Debt Ratio of 1.25%. The Company is in default of this covenant as of December 31, 2014; however, the Company received a waiver for this default from its lender. Under the terms of its agreement, the debt service covenant will be re-measured at March 31, 2015. Management believes, based on its expectations for the first quarter that it will be in compliance with the debt covenant at that date; however there can be no assurances that it will be in compliance. Should the Company not be in compliance at March 31,it will seek a waiver or modification of the covenant. In addition, under the terms of the loan agreement, the company has certain remedies available to it by which it can cure the default, and it is management’s intent to do so if necessary.

The Company’s ultimate shareholder has the financial ability and intent to continue to fund operations through affiliated companies that are 100% owned by the Company’s ultimate shareholder to the extent required to support the Company’s operations. During 2014, the Company received approximately $2.4 million in loans from these affiliated Companies which was an increase over the amount of loans the Company received from these affiliated entities by approximately $1 million in 2013. In addition to the shareholder’s financial ability, these affiliated companies are expected to continue to generate positive cash flows during fiscal 2015 should additional funding be required to support the Company’s operations.

The Company’s operation of the Resort is not considered to be dependent on any individual or small group of customers, the loss of which would have a material adverse effect on the Company’s business or financial condition.

Results of Operations

The following chart highlights changes in the sources of Company revenues:

	Year ended December 31,
	2014	2013
Rental Pool Revenues	29%	26%
Food and beverage	34	33
Resort facilities and other	37	41

	100%	100%

2014 Compared to 2013

The Company’s total revenue increased $2,202,000 or approximately 9%, from the prior year. Rental Pool revenue increased $984,000 or approximately 13%. Both of these increases are directly related to the increased occupancy level in units participating in the rental room program, when comparing the two fiscal periods. Total paid unit nights increased by 14% and the average room rate showed little change. Food and beverage revenues also increased due to the increased occupancy.

The Company’s costs and expenses increased $4,100,000, or approximately 16%. The Company’s cost of Operations increased $2,500,000 due to increase occupancy. Sales and Marketing costs increased approximately $1,000,000 due to increases in Sales staff and expenses related to achieving future business. Costs and expenses of the Rental Pool Operation increased $383,000, or approximately 18%. This increase is related to the increase in Rental Pool revenues.

The Company’s net loss increased by approximately $1,942,000. Amounts available for distribution to rental pool participants increased by approximately $317,000.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 15d – 15 under the Securities Exchange Act of 1934, as amended) that are designed to provide reasonable assurance that information required to be reported in the Company’s SEC filings is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. As of December 31, 2014, under the direction of our chief executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures and concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

As of December 31, 2014, management conducted an assessment of the Company’s internal control over financial reporting based on the criteria established in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Tread way Commission. Based on the assessment, management concluded that, as of December 31, 2014, the Company’s internal control over financial reporting was effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The Directors and Executive Officers of the Company are as follows:

Name	Position and Background

Thomas L. Dempsey Age 88	Chairman of the Board and Chief Executive Officer of the Company for more than five years. President of the Company Until November 2000. Chairman of the Board of Saddlebrook Holdings, Inc. for more than five years.

Eleanor Dempsey	Vice Chairman of the Board of the Company for more than five years. Director and Vice Chairman of the Board of Saddlebrook Holdings, Inc. for more than five years. Wife of Thomas Dempsey.

Maureen Dempsey Age 56	Director, President and Assistant Secretary of the Company for more than five years. Director and President of Saddlebrook Holdings, Inc. for more than five years. Daughter of Thomas Dempsey.

Diane L. Riehle Age 54	Director, Vice President and Assistant Secretary of the Company for more than five years. Director and Vice Chairman of the Board of Saddlebrook Holdings, Inc. for more than five years. Daughter of Thomas Dempsey.

Donald L. Allen Age 75	Vice President and Treasurer of the Company for more than five years.

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

Item 11. Executive Compensation

The following table sets forth the remuneration paid to the Company’s named executive officers by the Company and its parent, Saddlebrook Holdings, Inc. consolidated, during the two years ended December 31, 2014 and 2013.

Summary Compensation Table

Name and Principal Position	Fiscal year	Salary	Bonus	Other annual compensation (1)	Total

Thomas L. Dempsey	2014	$45,000	$—	$14,652	$59,652
Chairman of the Board and Chief Executive Officer	2013	45,192	—	14,652	59,844

Maureen Dempsey	2014	112,500	590	20,868	133,958
President and Assistant Secretary	2013	112,788	590	26,117	139,495

Pat Ciaccio	2014	112,500	590	174	113,264
General Manager	2013	112,981	—	174	133,697

(1)	Other Annual Compensation for 2014 consists of the following;

Vehicle Allowances

Tax Preparation Fees

Health Insurance premiums paid on behalf of greater than 2% shareholders

Group Term Life Insurance (“GTL”)

The following table shows the amounts for each category received by each named executive.

Executive	Vehicle	Tax Prep.	Health Premium	GTL

Thomas L. Dempsey	$—	$8,000	$5,540	$1,112
Maureen Dempsey	11,508	4,800	4,560	—
Pat Ciaccio	—	—	—	174

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

Item 14. Principal Accounting Fees and Services

Cherry Bekaert LLP served as the Company’s independent registered certified public accounting firm for the fiscal years ended December 31, 2014 and December 31, 2013.

The following fees were paid for services rendered during the Company’s last two fiscal years:

Audit Fees: $86,000 per year for each of the fiscal years ended December 31, 2014 and 2013 for professional services rendered for the audit of the Company’s annual financial statements, review of financial statements included in its Forms 10-Q and services that are normally provided by the auditors in connection with statutory and regulatory filings or engagements for those fiscal years.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Financial statements and schedules required to be filed are listed in Item 8 Of this Form 10-K.

(b)	Exhibits:

3.1	Articles of Incorporation of Saddlebrook Resorts, Inc., a Florida corporation (incorporated by reference to Exhibit A*).

3.2	Corporate By-laws of Saddlebrook Resorts, Inc. (incorporated by reference to Exhibit B*).

4.	Declaration of Condominium, together with the following:

(1)	Articles of Incorporation of the Saddlebrook Association of Condominium Owners, Inc. a Florida non-profit corporation;

(2)	By-laws of the Saddlebrook Association of Condominium Owners, Inc., and (3) Rules and Regulations of the Saddlebrook Association of Condominium Owners, Inc. (incorporated by reference to Exhibit C*).

10.1	Management Contract between Saddlebrook Resorts, Inc. and the Saddlebrook Association of Condominium Owners, Inc. (incorporated by reference to Exhibit C*).

10.2	Saddlebrook Rental Pool and Agency Appointment Agreement. (incorporated by reference to Registrant’s Form 10-K for the annual period ended December 31, 2003)

10.3	Saddlebrook Rental Management Agency Employment (incorporated by reference to Exhibit E*).

10.4	Form of Purchase Agreement (incorporated by reference to Exhibit H*).

10.5	Form of Deed (incorporated by reference to Exhibit I*).

10.6	Form of Bill of Sale (incorporated by reference to Exhibit J*).

10.7	Loan Agreement between the Registrant and SunTrust Bank, dated November 1, 2004 (incorporated by reference from the Registrant’s Form 10-Q for the quarterly period ended September 30, 2004).

10.8	Second Amended and Restated Mortgage, Security Agreement and Fixture Filing, between the Registrant and SunTrust Bank, dated November 1, 2004 (incorporated by reference to Registrants Form 10-Q for the quarterly period ended September 30, 2004).

10.9	Promissory Note ($12 million) made by the Registrant and payable to SunTrust Bank, dated November 1, 2004 (incorporated by reference to Registrant’s Form 10-Q for the quarterly period ended September 30, 2004).

10.10	Revolving Line of Credit Promissory Note ($5 million) made by the Registrant and payable to SunTrust Bank, dated January 31, 2007 (incorporated by reference to Registrant’s Form 10-K for the fiscal year ending December 31, 2006).

10.11	Notice of Future Advance and Fifth Amended and Restated Mortgage, Security Agreement and Fixture Filing dated March 12, 2009 (incorporated by Reference to Registrant’s Form 10-K for the fiscal year ending December 31, 2009).

10.12	Third Amendment to Loan Agreement dated March 12, 2009 (incorporated by reference to Registrant’s Form 10-K for the fiscal year ending December 31, 2009).

10.13	Consolidated, Amended and Restated Promissory Note dated March 12, 2009 (incorporated by reference to Registrant’s Form 10-K for the fiscal year ending December 31, 2009).

10.14	Future Advance Promissory Note dated March 12, 2009 (incorporated by reference to Registrant’s Form 10-K for the fiscal year ending December 31, 2009).

10.15	Revolving Line of Credit Promissory Note dated March 12, 2009 (incorporated by reference to Registrant’s Form 10-K for the fiscal year ending December 31, 2009).

10.16	Fifth Amendment to Loan Agreement and First Amendment to Consolidated, Amended and Restated Promissory Note dated December 15, 2011 (incorporated by reference to Registrant’s Form 10-K for the fiscal year ending December 31, 2011).

10.17	Fourth Amended and Restated Revolving Line of Credit Promissory Note dated December 15, 2011 (incorporated by reference to the Registrant’s Form 10-K for the fiscal year ending December 31, 2011).

10.18	Fifth amended and Restated Revolving Line of Credit Promissory Note dated March 19.2013 (incorporated by reference to the Registrant’s Form 10-K for the fiscal year ending December 31, 2013).

10.19	Sixth Amendment to Loan Agreement dated March 19, 2013 (incorporated by reference to the Registrant’s Form 10-K for the fiscal year ending December 31, 2013).

10.20	Second Amendment to Consolidated, Amended and Restated Promissory Note (incorporated by reference to the Registrant’s Form 10-K for the fiscal year ending December 31, 2013).

10.21	Loan Agreement, dated June 6, 2014, between Saddlebrook Resorts, Inc. and USAmeriBank (incorporated by reference to the Registrant’s Form 8-K dated June 6, 2014).

14.1	Code of Ethics

31.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Identification of exhibit incorporated by reference from the Registration Statement No. 2-65481 previously filed by Registrant, effective December 28, 1979.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SADDLEBROOK RESORTS, INC.
(Registrant)

Date: March 31, 2015	/s/ Donald L. Allen
Donald L. Allen
Vice President and Treasurer
(Principal Financial and
Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on March 31, 2015.

/s/ Thomas L. Dempsey	/s/ Maureen Dempsey
Thomas L. Dempsey	Maureen Dempsey
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	Director, President and Assistant Secretary

/s/ Diane L. Riehle	/s/ Donald L. Allen
Diane L. Riehle	Donald L. Allen
Director, Vice President and Assistant Secretary	Vice President and Treasurer (Principal Financial and Accounting Officer)

Saddlebrook Resorts, Inc.

Index

December 31, 2014 and 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholder of

Saddlebrook Resorts, Inc.

Wesley Chapel, Florida

We have audited the accompanying balance sheets of Saddlebrook Resorts, Inc. (the “Company”) as of December 31, 2014 and 2013 and the related statements of operations, changes in shareholder’s equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Cherry Bekaert LLP

Tampa, Florida
March 31, 2015

Saddlebrook Resorts, Inc.

Balance Sheets

December 31, 2014 and 2013

	2014	2013
Assets
Current assets
Cash and cash equivalents	$875,314	$667,190
Escrowed cash	128,639	242,046
Trade accounts receivable, net of allowance for doubtful accounts of $39,306 (2014) and $44,814 (2013)	1,525,710	1,022,961
Other receivable	—	650,000
Due from related parties	786,021	596,271
Resort inventory and supplies	1,253,427	1,324,306
Prepaid expenses and other assets	863,052	713,144

Total current assets	5,432,164	5,215,918
Property, buildings and equipment, net	20,002,436	19,349,853

Deferred charges, net	60,353	2,793

Total assets	$25,494,952	$24,568,564

Liabilities and Shareholder’s Equity
Current liabilities
Current portion of long-term debt	$125,000	$4,530,334
Current portion of capital lease obligations	112,864	63,540
Escrowed deposits	128,639	242,046
Accounts payable	607,865	820,187
Accrued rental distribution	525,571	397,460
Accrued expenses and other liabilities	1,714,290	1,487,993
Current portion of deferred income	740,101	766,502
Guest deposits	1,672,640	993,451
Due to related parties	10,866,419	8,405,804

Total current liabilities	16,493,390	17,707,317
Long-term debt	4,875,000	—
Capital lease obligations	306,620	211,339
Deferred income	636,337	700,827

Total liabilities	22,311,347	18,619,483

Commitments and contingencies (Note 10)
Shareholder’s equity
Common stock, $1 par, 100,000 shares authorized, issued and outstanding	100,000	100,000
Additional paid-in capital	1,013,127	1,013,127
Retained earnings	2,070,479	4,835,954

Total shareholder’s equity	3,183,606	5,949,081

Total liabilities and shareholder’s equity	$25,494,953	$24,568,564

The accompanying notes are an integral part of these financial statements.

Saddlebrook Resorts, Inc.

Statements of Operations

Years ended December 31, 2014 and 2013

	2014	2013

Resort revenues	$26,949,187	$24,747,135

Costs and expenses:
Operating costs of resort	22,334,017	19,749,513
Sales and marketing	2,334,605	1,347,851
General and administrative	3,061,212	3,110,010
Net loss (gain) on assets sold	1,942	(657,935)
Depreciation	1,851,716	1,870,670

Total costs and expenses	29,583,492	25,420,109

Net operating loss before other expenses and (income)	(2,634,305)	(672,974)

Other expenses (income):
Interest expense	205,556	195,603
Other income	(74,386)	(45,493)

Total other expense	131,170	150,110

Net loss	$(2,765,475)	$(823,084)

The accompanying notes are an integral part of these financial statements.

Saddlebrook Resorts, Inc.

Statements of Changes in Shareholder’s Equity

Years ended December 31, 2014 and 2013

	Common Stock	Additional Paid-In Capital	Retained Earnings	Total Shareholder’s Equity

Balances at January 1, 2013	$100,000	$1,013,127	$5,659,038	$6,772,165
Net loss	—	—	(823,084)	(823,084)

Balances at December 31, 2013	100,000	1,013,127	4,835,954	5,949,081
Net loss	—	—	(2,765,475)	(2,765,475)

Balances at December 31, 2014	$100,000	$1,013,127	$2,070,479	$3,183,606

The accompanying notes are an integral part of these financial statements.

Saddlebrook Resorts, Inc.

Statements of Cash Flows

Years ended December 31, 2014 and 2013

	2014	2013
Cash flows from operating activities
Net loss	$(2,765,475)	$(823,084)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,862,539	1,888,346
Loss (gain) on disposal of property, buildings and equipment	1,942	(657,935)
Additions (reductions) to allowance for doubtful accounts	—	11,900
Change in assets and liabilities
(Increase) decrease in
Escrowed cash	113,407	16,895
Trade accounts receivable	147,251	(206,831)
Resort inventory and supplies	70,879	42,926
Prepaid expenses and other assets	(149,908)	28,001
Increase (decrease) in
Escrowed deposits	(113,407)	(16,895)
Accounts payable	(212,322)	234,578
Accrued rental distribution	128,111	(129,774)
Accrued expenses and other liabilities	226,297	(265,433)
Deferred income	(90,891)	(117,261)
Guest deposits	679,189	317,978

Net cash (used) provided by operating activities	(102,388)	323,411

Cash flows from investing activities
Insurance proceeds from fire casualty	—	300,000
Capital expenditures	(2,254,241)	(881,235)

Net cash used in investing activities	(2,254,241)	(581,235)

Cash flows from financing activities
Principal payments on long-term debt	(4,530,334)	(577,331)
Proceeds from long-term debt	5,000,000	—
Payments on capital lease obligations	(107,395)	(68,734)
(Payments on) line of credit	—	(1,500,000)
Debt Issuance Costs	(68,383)	(6,506)
Net advances from related parties	2,270,865	979,254

Net cash provided by (used in) financing activities	2,564,753	(1,173,317)

Net increase (decrease) in cash and cash equivalents	208,124	(1,431,141)
Cash and cash equivalents, beginning of year	667,190	2,098,331

Cash and cash equivalents, end of year	$875,314	$667,190

Supplemental disclosure
Cash paid for interest	$194,732	$177,924

Non-cash investing activities

In January 2014, the Company acquired equipment through capital lease obligations of approximately $252,000. As a result of a fire on the property that occurred in November 2013, the Company received insurance proceeds of $650,000 during 2014. Such amount is recorded in Other Receivables at December 31, 2014.

The accompanying notes are an integral part of these financial statements.

Saddlebrook Resorts, Inc.

Notes to Financial Statements

December 31, 2014 and 2013

1.	Organization and Business

Saddlebrook Resorts, Inc. (the “Company” or “SRI”), a wholly-owned subsidiary of Saddlebrook Holdings, Inc. (“SHI” or the “Parent Company”), was incorporated in the State of Florida in June 1979 at which time it purchased a golf course and tennis complex, as well as certain undeveloped land, located in Pasco County, Florida, which was developed as a resort-condominium and residential homes project. Property improvements for the resort include condominiums, most of which were sold to outside parties. The majority of the condominium units sold is provided as hotel accommodations by their owners under a Rental Pool and Agency Appointment Agreement (the “Rental Pool”). Other resort facilities include two 18-hole golf courses, 45 tennis courts, three swimming pools, three restaurants, a convention facility with approximately 95,000 square feet of meeting and function space, a health spa, a fitness center, shops and other facilities necessary for the operation of a resort.

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

Cash and Cash Equivalents and Escrowed Cash

All short-term highly liquid instruments purchased with an original maturity of three months or less is considered to be cash equivalents.

The Company places its cash and cash equivalents on deposit with financial institutions in the United States. The Federal Deposit Insurance Corporation (“FDIC”) covers $250,000 for substantially all depository accounts. The Company from time to time may have amounts on deposit in excess of the insured limits. As of December 31, 2014, the Company had approximately $520,000 of cash and cash equivalents which exceeded these insured limits.

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

December 31, 2014 and 2013

Level 3 – Valuations based on unobservable inputs reflecting our own assumptions, consistent with reasonably available assumptions made by other market participants. These valuations require significant judgment.

There were no assets or liabilities that were required to be measured at fair value on a recurring basis on December 31, 2014 or 2013.

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

Asset Impairments

The Company’s management periodically evaluates whether there has been a permanent impairment of long-lived assets (property, buildings and equipment), in accordance with generally accepted accounting principles. During the years ended December 31, 2014 and 2013, the Company’s management evaluated assets for impairment and concluded that the sum of the undiscounted expected future cash flows (excluding interest charges) from its assets exceeded their then current carrying values. Accordingly, the Company did not recognize an impairment loss during the years ended December 31, 2014 or 2013.

Deferred Charges

Deferred charges represent costs incurred in connection with the refinancing of the Company’s long-term debt. Amortization expense for deferred charges amounted to approximately $8,000 for the year ended December 31, 2014 and $18,000 for 2013. Deferred charges are expected to be amortized approximately $15,000 in 2015, 2016, 2017, and 2018.

Saddlebrook Resorts, Inc.

Notes to Financial Statements

December 31, 2014 and 2013

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

Resort Revenues

Resort revenues are recognized as services are performed or products are delivered with the exception of initiation fee revenue, which is recognized over the average life of the memberships. Resort revenues also include rental revenues for condominium units owned by third parties participating in the Rental Pool. If these rental units were owned by the Company, normal costs associated with ownership such as depreciation, real estate taxes, unit maintenance and other costs would have been incurred. Instead, operating costs of the resort for the years ended December 31, 2014 and 2013 include rental pool distributions to participants and the maintenance escrow fund approximating $2,700,000 and $2,400,000, respectively.

Advertising

The Company charges costs of advertising to sales and marketing as incurred. The Company incurred advertising costs of approximately $378,000 and $231,000 during the years ended December 31, 2014 and 2013, respectively.

Income Taxes

The Company is currently a Qualified Subchapter S Subsidiary. Accordingly, no income tax expense was reflected in the Company’s operating results as the tax is assessed to the shareholders of its parent company.

Management has determined that the Company had no uncertain income tax positions that could have a significant effect on the financial statements at December 31, 2014 and 2013. The parent company’s federal income tax returns for 2011, 2012 and 2013 are subject to examination by the Internal Revenue Service, generally for a period of three years after the federal income tax returns were filed.

Employee Benefit Plan

The Company sponsors a defined contribution plan (the “Plan”), which provides retirement benefits for all eligible employees who have elected to participate. Employees must fulfill a one year service requirement to be eligible. The Company indefinitely suspended matching contributions effective with the year ended December 31, 2009 and has continued the suspension through 2014.

Recent Accounting Pronouncements

In May, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers,” which creates a new Topic, Accounting Standards Codification (“ASC”) Topic 606. The standard is principle-based and provides a five-step model to determine when and how revenue is recognized. The core principle is that an entity should recognize revenue when it transfers promised good or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange

Saddlebrook Resorts, Inc.

Notes to Financial Statements

December 31, 2014 and 2013

for those goods or services. This standard is effective for the Company beginning in 2017 and allows for either full retrospective adoption or modified retrospective adoption. The Company is currently evaluating the impact of the adoption of ASC Topic 606 on its financial statement.

In August 2014, the FASB issued ASU 2014-15 “Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern,” which provides guidance on determining when and how to disclose going-concern uncertainties in financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity ability must provide certain disclosures if “conditions or evens raise substantial doubt about the entity’s to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if “conditions or events raise substantial doubt about the entity’s ability to continue as a going concern.” The ASU applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The adoption of this guidance is not expected to have any impact on the Company’s results of operations or financial position. The Company is currently evaluating the impact of this update on future disclosures concerning its liquidity position.

3.	Management’s Plans Regarding Liquidity and Capital Resources

As a result of the change in economic conditions, the hospitality industry has experienced increases in terms of hotel rates and occupancy during 2014 and 2013. These positive industry trends have similarly impacted the Company’s revenues during this period. The Company decision to increase its sales staff, advertising, and marketing efforts has had a negative effect on the Company and has contributed to the approximate $2,765,000 net loss in 2014 and approximate $823,000 net loss in 2013. During 2013 the company had a gain from a fire insurance recovery of $657,000. The actual loss for 2013 was approximately $1,480,000.

Although the Company has experienced an increase in revenue it continues to maintain the following programs and measures to insure costs continue to be monitored.

A. Management has continued its focus on controlling the variable costs for the Company. This includes reducing labor costs by actively reviewing the Company’s lodging, food and beverage, and facilities demands and attempting to match them with the appropriate level of resources.

B. During the first quarter of 2015, the Company has experienced increased resort revenues primarily due to increased group bookings and the related activity compared to the same period in 2014. During 2014, the Company has continued to invest significantly in the grounds and building exteriors to increase the attractiveness of the Resort for potential group and social customers planning for conferences, meetings or social events such as weddings. These increased bookings are expected to positively impact the Company’s results of operations and cash flows during 2015.

C. The Company has retained a top golf teaching professional and a second high ranking professional which has significantly increased the brand awareness and recognition of the Company’s affiliated Golf and Tennis Academy by industry leaders. As stated above, the Company has significantly invested in the Resort’s grounds, specifically upgraded golf training facilities. In addition, the Company has been and will continue to appeal to international students by aligning with organizations that have the ability to direct these potential students to the Golf and Tennis Academy. These investments have resulted in increased numbers of students attending the Golf and Tennis Academy during 2014 and 2013.

Saddlebrook Resorts, Inc.

Notes to Financial Statements

December 31, 2014 and 2013

The Company’s ultimate shareholder has the financial ability and intent to continue to fund operations through affiliated companies that are 100% owned by the Company’s ultimate shareholder to the extent required to support the Company’s operations. During 2014, the Company received approximately $2.4 million in loans from these affiliated Companies which was an increase over the amount of loans the Company received from these affiliated entities by approximately $1 million in 2013. In addition to the shareholder’s financial ability, these affiliated companies are expected to continue to generate positive cash flows during fiscal 2015 should additional funding be required to support the Company’s operations.

4.	Escrowed Cash

Escrowed cash, restricted as to use, as of December 31, is comprised of the following:

	2014	2013

Rental pool unit owner deposits for maintenance reserve fund held in a bank account which bears an interest rate of 0.15%	$111,839	$221,846
Security deposits held on long-term rentals	16,800	20,200

	$128,639	$242,046

5.	Property, Buildings and Equipment, Net

Property, buildings and equipment as of December 31, consist of the following:

	Estimated Useful Lives	2014	2013

Land and land improvements		$7,623,070	$7,623,070
Buildings and recreational facilities	10–40	31,104,781	30,551,220
Machinery and equipment	5–15	18,099,905	17,368,327
Construction in progress		1,911,503	693,881

		58,739,259	56,236,498
Accumulated depreciation		(38,736,823)	(36,886,645)

		$20,002,436	$19,349,853

Substantially all property, buildings and equipment are mortgaged, pledged or otherwise subject to lien under a loan agreement (Note 7).

Depreciation expense amounted to approximately $1,851,700 and $1,870,700 for the years ended December 31, 2014 and 2013, respectively.

The Company leases equipment under agreements which are classified as capital lease obligations in the accompanying balance sheets. The equipment and obligations related to the leases are recorded at the present value of the minimum lease payments. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets. Total cost of equipment acquired through capital lease obligations was approximately $588, 000 and $336,000 at December 31, 2014 and 2013, respectively. Accumulated amortization totaled $59,577 and $60,198 on the leased equipment at December 31, 2014 and 2013, respectively.

Saddlebrook Resorts, Inc.

Notes to Financial Statements

December 31, 2014 and 2013

6.	Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities as of December 31 consist of the following:

	2014	2013

Accrued payroll and related expenses	$913,344	$729,212
Accrued insurance	91,253	489,467
Accrued property taxes	309,851
Other accrued expenses and liabilities	399,842	269,314

	$1,714,290	$1,487,993

7.	Long-term Debt and Capital Lease Obligations

Long-term debt at December 31 consists of the following:

	2014	2013

Note payable to lender	$5,000,000	$4,530,334
Less current portion	(125,000)	(4,530,334)

	$4,875,000	$—

On June 06, 2014, the Company entered into a new financing agreement with a third party lender for $5,000,000. The proceeds were used to retire the existing term note due June 12, 2014 of $4,386,000. The remaining proceeds were used to pay closing costs and provide additional working capital. The new term note expires June 01, 2019. Interest only payments at a rate of 3% over the one month Libor index (3.15% at December 31, 2014) are required for the first twelve months. After year one, the term note requires monthly principal payments of $20,833 plus interest of 3% over the one month Libor index. The term note is collateralized by all current and subsequently acquired real and personal property. The new term note requires the Company to maintain a Debt Ratio of 1.25%. The Company is in default of this covenant as of December 31, 2014; however, the Company received a waiver for this default from its lender. Under the terms of its agreement, the debt service covenant will be re-measured at March 31, 2015. Management believes, based on its expectations for the first quarter that it will be in compliance with the debt covenant at that date; however there can be no assurances that it will be in compliance. Should the Company not be in compliance at March 31, it will seek a waiver or modification of the covenant. In addition, under the terms of the loan agreement, the company has certain remedies available to it by which it can cure the default, and it is management’s intent to do so if necessary.

Saddlebrook Resorts, Inc.

Notes to Financial Statements

December 31, 2014 and 2013

Operating costs and planned expenditures for capital additions and improvements are expected to be adequately funded by the Company and its affiliates’ current cash reserves and cash generated by the resort operations.

Future maturities of long-term debt as of December 31, 2014 were as follows;

Years ending December 31,

2015	$125,000
2016	250,000
2017	250,000
2018	250,000
2019	4,125,000

$5,000,000

On December 13, 2012, the Company entered into a capital lease obligation for equipment in the amount of $80,479. The capital lease is secured by the equipment purchased, matures in November 2017 and requires monthly payments of $1,426, including interest at 2.44%. At December 31, 2014, the amount due on the capital lease obligation was $48,127

On December 2, 2012, the Company entered into a capital lease obligation for equipment in the amount of $255,874. The assets associated with this lease cost $294,724, of which $38,850 was reduced through the Company’s trade-in of existing equipment. This capital lease is secured by the equipment purchased, matures in December 2017 and requires monthly payments of $4,995, including interest at 6.41%, beginning in January 2013. At December 31, 2015, the amount due on the capital lease obligation was $163,211

On January 15, 2014 the Company entered into a capital lease obligation for equipment in the amount of $150,000. The capital lease is secured by equipment purchased, matures in December 2018 and requires monthly payments of $3,024 including interest of 7.75%. At December 31, 2015, the amount due on the capital lease obligation was $122,229.

On January 15, 2014, the Company entered into a capital lease obligation for equipment in the amount of $102,000. The capital lease is secured by equipment purchased, matures in December 2018 and requires monthly payments of $2,233, including interest an 11.30%. At December 31, 2014 the amount due on the capital lease obligation was $85,917.

Saddlebrook Resorts, Inc.

Notes to Financial Statements

December 31, 2014 and 2013

Future minimum payments under the capital lease obligations at December 31, 2014 were as follows:

Years ending December 31,
2015	$140,143
2016	140,143
2017	138,717
2018	60,059

479,061
Less amount representing interest	(59,577)

419,484
Less current portion	(112,864)

$306,620

8.	Resort Revenues and Operating Costs of Resort

Resort revenues and operating costs of resort are comprised of the following:

	Years Ended December 31,
	2014	2013

Resort Revenues
Room revenue subject to rental pool agreement	$7,438,071	$6,489,392
Food and beverage	9,148,916	8,036,673
Resort facilities and other	10,362,200	10,221,070

	$26,949,187	$24,747,135

Operating Costs of Resort
Distribution to rental pool participants	$2,728,364	$2,411,568
Food and beverage	5,491,169	5,099,864
Resort facilities and other	14,114,484	12,238,081

	$22,334,017	$19,749,513

Saddlebrook Resorts, Inc.

Notes to Financial Statements

December 31, 2014 and 2013

9.	Related Party Transactions

Amounts due from related parties as of December 31, are comprised of the following:

	2014	2013

Saddlebrook Resort Condominium Association, Inc.	$52,642	$—
Saddlebrook International Sports, LLC	25,874	27,764
Dempsey Resort Management, Inc.	4,600	2,300
Saddlebrook Properties LLC	4,808	4,620
Saddlebrook Realty, Inc.	667,078	538,162
Saddlebrook Investments, Inc.	13,950	11,650
Other	17,069	11,776

	$786,021	$596,271

Amounts due to related parties as of December 31, are comprised of the following:

	2014	2013

Saddlebrook Resort Condominium Association, Inc.	$—	$129,057
Saddlebrook Holdings, Inc.	10,866,419	$8,276,746

	$10,866,419	$8,405,804

Saddlebrook Holdings, Inc. (‘SHI”) the Company’s parent company advanced SRI the amount of $2,460,615 and $781,427 during the years ended December 31, 2014 and 2013, respectively.

Saddlebrook International Tennis, Inc. (“SIT”), which is solely owned by SHI, owns a 70% interest in Saddlebrook International Sports, LLC (“SIS”) which operates a tennis training facility and preparatory school at the resort. SIS owns 10 condominium units at the Resort, two of which participate in the Rental Pool Operation. The Company received revenue from SIS for use of its facilities and services provided to SIS and its guests, who amounted to approximately $1,800,000 and $2,040,000 for the years ended December 31, 2014 and 2013 respectively. The Company had amounts due from SIS which amounted to $25,874 and $27,764 for the years ended December 31, 2014 and 2013 respectively.

In October 2013, the Company entered into a rental agreement with SIT for certain equipment used by SRI in operations. The terms of the agreement are 48 monthly payments of $8,712 which began in October 2013.

Saddlebrook Investments, Inc. is a broker/dealer for sales of Saddlebrook Resort condominium units. Saddlebrook Realty, Inc. is a broker for the sale of other general real estate. These companies are solely owned by a shareholder of the Company’s parent.

Saddlebrook Resorts, Inc.

Notes to Financial Statements

December 31, 2014 and 2013

Dempsey and Daughters, Inc. hold certain tracts of real estate and own 24 individual condominium units at the Resort, 10 of which participate in the Rental Pool Operation. This company is solely owned by SHI.

The Company performs certain accounting and property management activities on behalf of the Saddlebrook Resort Condominium Association (the “Association”) and is reimbursed for expenses paid on behalf of the Association. Expenses paid on behalf of and services provided to the Association amounted to approximately $1,516,000 and $1,521,000 for the years ended December 31, 2014 and 2013, respectively.

Other related party receivables and payables consist of transactions with several other entities, along with receivables from employees for resort charges and travel advances.

10.	Commitments and Contingencies

The Company is involved in litigation in the ordinary course of business. In the opinion of management, these matters are adequately covered by insurance or indemnification from other third parties and/or the effect, if any, of these claims is not material to the reported financial condition or results of operations of the Company as of December 31, 2014.

In February 2011, the Company entered into a five-year professional services agreement with a company that specializes in golf instruction. Effective July 2014, the Company terminated its agreement for these services. During the years ended December 31, 2014 and 2013, the Company paid approximately $50,000 and $96,000, respectively, under this agreement.

During the year ended December 31, 2012, the Company entered into a supply chain agreement with an external organization to purchase certain inventory and supplies. The agreement called for the Company to purchase at least 80% of its annual purchase requirements for these items, which was estimated to be $2.9 million with the external organization. The agreement had an initial term of two years and expired September 8, 2014. The Company continues to utilize this agreement on a monthly basis with not set contract.

The Company also leases equipment under operating leases. Some of the leases contain annual renewal options after the initial lease term. Lease expense amounted to approximately $69,000 for each of the years ended December 31, 2014 and 2013.

Future minimum lease payments under non-cancelable operating leases with initial lease terms in excess of one year are as follows:

2015	$24,805

$24,805

11.	Investment in Stock

In 1993, the Company invested in and formed a captive insurance company, Resort Hotel Insurance Company (“RHIC”), with other resorts participating in Resort Hotel Association

Saddlebrook Resorts, Inc.

Notes to Financial Statements

December 31, 2014 and 2013

(“RHA”), an insurance risk purchasing group. The Company retains an equity interest in and pays insurance premiums to RHIC. The Company’s ownership is approximately 14% and all amounts contributed as capital ($132,866 as of December 31, 2014) and the increase in equity cumulative to date ($330,676 as of December 31, 2014) are recorded as a component of prepaid expenses and other assets in the accompanying balance sheets. Any change in equity is reflected as a component of other income in the statements of operations. The Company’s investment approximates the proportionate net book value of the insurance company at December 31, 2014. The Company’s stock in RHIC is restricted and may not be sold in the open market. The Company may withdraw from RHA annually at the renewal date of any of its property or casualty policies.

12.	Insurance Claim

On November 30, 2013, the Company experienced damage to storage facilities and equipment due to a fire for which the Company filed a claim with its insurance company. As of December 31, 2014, the Company has incurred approximately $596,800 toward the repair of the damaged storage facilities and equipment and received reimbursement of $300,000 from the insurance company toward settlement of this claim. The Company also has recorded a receivable of $650,000 which along with reimbursement, repair expense and $100,000 insurance deductible is recorded as a net gain of $657,935 on 2013 cash flow summary. During 2014 the Company received proceeds to clear the receivable of $650,000. At December 31, 2014, the claim is still unsettled. The company expects it to settle in early 2015.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors of Saddlebrook

Resorts, Inc., as Operators under the Saddlebrook

Rental Pool and Agency Appointment Agreement

Wesley Chapel, Florida

We have audited the accompanying balance sheets of Saddlebrook Rental Pool Operation (funds created for participants who have entered into a rental pool agreement as explained in Note 1) as of December 31, 2014 and 2013 and the related statements of operations and changes in participants’ fund balance for the years then ended. These financial statements are the responsibility of the rental pool operator’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Saddlebrook Rental Pool Operation as of December 31, 2014 and 2013 and the results of its operations and changes in participants’ fund balance for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Cherry Bekaert LLP

Tampa, Florida
March 31, 2015

Saddlebrook Rental Pool Operation

Balance Sheets

December 31, 2014 and 2013

	2014	2013
Distribution Fund
Assets
Receivable from Saddlebrook Resorts, Inc.	$525,571	$397,460

Liabilities and Participants’ Fund Balance
Due to participants for rental pool distribution	$475,229	$391,667
Due to maintenance escrow fund	50,342	5,793

	$525,571	$397,460

Maintenance Escrow Fund

Assets
Cash in bank	$111,839	$221,846
Receivables
Distribution fund	50,342	5,793
Prepaid expenses and other assets	14,925	10,861
Linen inventory	—	76,644
Furniture inventory	138,331	92,397

	$315,437	$407,541

Liabilities and Participants’ Fund Balance
Due to Saddlebrook Resorts, Inc.	$78,526	$84,725
Participants’ fund balance	236,911	322,816

	$315,437	$407,541

The accompanying notes are an integral part of these financial statements.

Saddlebrook Rental Pool Operation

Statements of Operations

Years Ended December 31, 2014 and 2013

	2014	2013
Distribution Fund

Rental pool revenues	$7,438,071	$6,453,949

Deductions
Marketing fee	557,855	484,047
Management fee	929,759	806,744
Travel agent commissions	406,703	239,880
Bad debt reserve	—	—
Credit card expense	191,247	171,714

	2,085,564	1,702,385

Net rental income	5,352,507	4,751,564

Operator share of net rental income	(2,408,628)	(2,138,203)

Other revenues (expenses)
Complimentary room revenues	29,362	23,631
Minor repairs and replacements	(244,877)	(225,424)

Amounts available for distribution to participants and maintenance escrow fund	$2,728,364	$2,411,568

The accompanying notes are an integral part of these financial statements.

Saddlebrook Rental Pool Operation

Statements of Changes in Participants’ Fund Balance

Years Ended December 31, 2014 and 2013

	2014	2013
Distribution Fund

Balances, beginning of year	$—	$—
Additions
Amounts available for distribution	2,728,364	2,411,568
Reductions
Amounts withheld for maintenance escrow fund	(319,736)	(273,365)
Amounts accrued or paid to participants	(2,408,628)	(2,138,203)

Balances, end of year	$—	$—

Maintenance Escrow Fund
Balances, beginning of year	$322,816	$329,567
Additions
Amount withheld from distribution fund	319,736	273,365
Unit owner payments	128,630	120,000
Interest earned	25	39
Reductions
Unit renovations	(24,652)	(6,991)
Refunds of excess amounts in escrow accounts	(15,381)	(3,944)
Maintenance charges	(286,150)	(282,894)
Linen expense	(208,113)	(106,326)

Balances, end of year	$236,911	$322,816

The accompanying notes are an integral part of these financial statements.

Saddlebrook Rental Pool Operation

Notes to Financial Statements

December 31, 2014 and 2013

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