Form 10-Q
period 2015-03-31
SADDLEBROOK RESORTS INC
filed 2015-05-15
CIK 313151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SADDLEBROOK RESORTS, INC.

BALANCE SHEETS

	March 31, 2015 (Unaudited)	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$1,146,295	$875,314
Escrowed cash	155,243	128,639
Accounts receivable, net	4,415,947	1,525,710
Due from related parties	978,105	786,021
Inventory and supplies	1,253,976	1,253,427
Prepaid expenses and other assets	954,003	863,052

Total current assets	8,903,569	5,432,164
Property, buildings and equipment, net	19,761,899	20,002,436
Deferred charges, net	56,933	60,353

Total assets	$28,722,401	$25,494,953

Liabilities and Shareholder’s Equity
Current liabilities:
Current portion of long-term debt	$187,500	$125,000
Current portion of capital lease obligation	114,839	112,864
Escrowed deposits	155,243	128,639
Accounts payable	1,185,469	607,865
Accrued rental distribution	1,332,984	525,571
Accrued expenses and other liabilities	1,615,166	1,714,290
Current portion of deferred income	687,741	740,101
Guest deposits	1,233,194	1,672,640
Due to related parties	10,834,369	10,866,419

Total current liabilities	17,346,505	16,493,390
Long-term debt	4,812,500	4,875,000
Long-term capital lease obligation	277,157	306,620
Deferred income	683,316	636,337

Total liabilities	23,119,478	22,311,347

Shareholder’s equity:
Common stock, $1.00 par value, 100,000 shares authorized and outstanding	100,000	100,000
Additional paid-in capital	1,013,127	1,013,127
Retained earnings	4,489,796	2,070,479

Total shareholder’s equity	5,602,923	3,183,606

Total liabilities and shareholder’s equity	$28,722,401	$25,494,953

The accompanying Notes to Financial Statements are

an integral part of these financial statements

SADDLEBROOK RESORTS, INC.

STATEMENTS OF OPERATIONS

AND ACCUMULATED EARNINGS

(Unaudited)

	Three months ended March 31,
	2015	2014
Resort revenues	$11,465,502	$10,004,192

Costs and expenses:
Operating costs	7,661,855	7,087,658
Sales and marketing	590,513	605,694
General and administrative	805,539	818,762
Net Gain on disposal of assets	(454,618)	—
Depreciation	422,372	469,615

Total costs and expenses	9,025,661	8,981,729

Net operating income before other (income)and expense	2,439,841	1,022,463

Other (income)and expense:
Other income	(38,153)	(62,394)
Interest expense	58,677	45,662

Total other expense and (income)	20,524	(16,732)

Net income	2,419,317	1,039,195

Accumulated earnings at beginning of period	2,070,479	4,835,954

Accumulated earnings at end of period	$4,489,796	$5,875,149

The accompanying Notes to Financial Statements are

an integral part of these financial statements

SADDLEBROOK RESORTS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
	2015	2014
Operating activities:
Net income	$2,419,317	$1,039,195
Non-cash items included in net income:
Depreciation	422,372	469,615
Amortization of debt financing costs	3,420	2,810
(Increase)decrease in:
Accounts receivable	(2,890,237)	(2,114,984)
Other receivable	—	650,000
Inventory and supplies	(549)	4,058
Prepaid expenses and other assets	(90,951)	(186,577)
(Decrease)increase in:
Accounts payable	577,604	406,896
Guest deposits	(439,446)	(209,498)
Accrued expenses and other liabilities	708,290	1,068,582
Deferred income	(5,381)	(53,082)

Cash flow provided by operating activities	704,439	1,077,015

Investing activities:
Capital expenditures	(181,836)	(797,475)

Cash flow provided by (used in)investing activities	(181,836)	(797,475)

Financing activities:
Payments on long-term debt	—	(144,334)
Payments on capital lease obligations	(27,488)	(27,716)
Debt issuance costs	—	(525)
Net (payments)borrowings from related parties	(224,134)	887,588

Cash flow (used in)provided by financing activities	(251,622)	715,013

Net increase in cash	270,981	994,553
Cash at beginning of period	875,314	667,190

Cash at end of period	$1,146,295	$1,661,743

Supplemental disclosure of cash flow information:
Cash paid for interest	$55,257	$42,851

Non-cash investing activities

In January 2014, the Company acquired equipment through capital lease obligation of approximately $252,000.

As a result of a fire on the property that occurred in September 2013, the Company received insurance proceeds of $650,000 during 2014. Such amount was recorded in other receivables at March 31, 2014. In March 2015, the Company received additional proceeds of $354,618.

The accompanying Notes to Financial Statements are

an integral part of these financial statements.

SADDLEBROOK RESORTS, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

Saddlebrook Resorts, Inc. (the “Company”) developed and operates Saddlebrook Resort, which is a condominium hotel and resort located in Wesley Chapel, Florida.

The Company’s accompanying balance sheet for March 31, 2015, and its statements of operations and accumulated earnings and cash flows for the three month periods ended March 31, 2015 and 2014, are unaudited but reflect all adjustments which are, in the opinion of management, necessary for the fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. The balance sheet at December 31, 2014 has been derived from the audited financial statements as of that date.

The Company’s business is seasonal. Therefore, the results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for future interim periods or the full fiscal year.

These financial statements and related notes are presented for interim periods in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X, and, consequently, do not include all disclosures normally required by accounting principles generally accepted in the United States. Accordingly, these financial statements and related notes should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Note 2. Accounts Receivable

	March 31, 2015 (Unaudited)	December 31, 2014
Trade accounts receivable	$4,451,981	$1,565,016
Less reserve for bad debts	(36,034)	(39,306)

	$4,415,947	$1,525,710

Note 3. Property, Buildings and Equipment

	March 31, 2015 (Unaudited)	December 31, 2014
Land and land improvements	$7,623,070	$7,623,070
Buildings and recreational facilities	31,114,949	31,104,781
Machinery and equipment	18,124,189	18,099,905
Construction in progress	2,058,887	1,911,503

	58,921,095	58,739,259
Less accumulated depreciation	(39,159,196)	(38,736,823)

	$19,761,899	$20,002,436

The Company’s property, buildings and equipment are pledged as security for its debt (see Note 5).

Note 4. Deferred Charges

	March 31, 2015 (Unaudited)	December 31, 2014
Debt issue costs	$68,383	$68,383
Less accumulated amortization	(11,450)	(8,031)

	$56,933	$60,353

Note 5. Notes Payable and Capital Lease Obligation

On June 6, 2014 the Company entered into a new financing agreement with a third party lender for $5,000,000. The proceeds were used to retire the existing term note due June 12, 2014 of $4,386,000. The remaining proceeds were used to pay closing costs and provide additional working capital. The new term note expires June 1, 2019. Interest only payments at a rate of 3% over the one month Libor index (3.15% at December 31, 2014) are required for the first 12 twelve months. After year one, the term note requires monthly principle payments of $20,833 plus interest of 3% over the one month Libor index. The term note is collateralized by all current and subsequently acquired real and personal property. The new term note requires the Company to maintain a Debt Ratio of 1.25%. The Company was in default of this covenant as of December 31, 2014; however, the Company received a waiver for this default from its lender and on May 1, 2015, the lender modified the covenant so that the Debt Ratio will only be measured on an annual basis as of December 31 each year. At March 31, 2015, the outstanding balance on this term note was $5,000,000.

On December 13, 2012, the Company entered into a capital lease obligation for equipment in the amount of $80,479. The capital lease is secured by the equipment purchased, matures in November 2017 and requires monthly payments of $1,426, including interest at 2.44%. At March 31, 2015, the amount due on the capital lease obligation was $44,135.

On December 2, 2012, the Company entered into a capital lease obligation for equipment in the amount of $255,874. The assets associated with this lease cost $294,724, of which $38,850 was reduced through the Company’s trade-in of existing equipment. This capital lease is secured by the equipment purchased, matures in December 2017 and requires monthly payments of $4,995, including interest at 6.41%, beginning in January 2013. At March 31, 2015, the amount due on the capital lease obligation was $150,773.

On January 15, 2014 the Company entered into a capital lease obligation for equipment in the amount of $150,000. The capital lease is secured by equipment purchased, matures in December 2018 and requires monthly payments of $3,024 including interest of 7.75%. At March 31, 2015, the amount due on the capital lease obligation was $115,483.

On January 15, 2014, the Company entered into a capital lease obligation for equipment in the amount of $102,000. The capital lease is secured by equipment purchased, matures in December 2018 and requires monthly payments of $2,233, including interest an 11.30%. At March 31, 2015 the amount due on the capital lease obligation was $81,605.

Note 6. Related Party Receivables and Payables

Related party receivables and payables at March 31, 2015 and December 31, 2014 are the result of net intercompany transactions and cash transfers between the Company and its shareholder and affiliated companies. Related party receivables and payables are unsecured and non-interest bearing.

Note 7. Income Taxes

The Company is currently a member of a Qualified Subchapter S Subsidiary Group. Accordingly, no income tax expense was reflected in the Company’s operating results as the tax is assessed to the shareholders of its parent company.

Note 8. Insurance Proceeds

On November 2, 2013, the Company experienced damage to storage facilities and equipment due to a fire. As of March 31, 2015, the Company has incurred approximately $608,900 toward the repair of the facility and replacement of equipment. The Company filed an insurance claim and received $1,304,618 toward the settlement of the insurance claim of which $300,000 was received in 2013, $650,000 was received in 2014 (recorded as other receivable at December 31, 2013)and $354,618 was received in 2015. The Company estimates that all of the costs related to this event, net of a $100,000 insurance deductible, will be reimbursed by insurance. However, actual amounts reimbursed could differ from this estimate.

Note 9. Subsequent Events

On May 1, 2015, the Company’s lender agreed to modify the loan covenants such that the required debt service coverage ratio is now measured annually as of December 31 of each year.

SADDLEBROOK RENTAL POOL OPERATION

BALANCE SHEETS

DISTRIBUTION FUND

	March 31, 2015 (Unaudited)	December 31, 2014
Assets
Receivable from Saddlebrook Resorts, Inc.	$1,332,984	$525,571

Liabilities and Participants’ Fund Balance
Due to participants for rental pool distribution	$1,140,579	$475,229
Due to maintenance escrow fund	192,405	50,342

	$1,332,984	$525,571

MAINTENANCE ESCROW FUND

	March 31, 2015 (Unaudited)	December 31, 2014
Assets
Cash and cash equivalents	$138,443	$111,839
Receivables:
Distribution fund	192,405	50,342
From owners	21,738	—
Prepaid expenses and other assets	11,294	14,925
Linen Inventory	62,072	—
Furniture Inventory	44,050	138,331

	$470,002	$315,437

Liabilities and Participants’ Fund Balance
Accounts payable	$125,673	$78,526
Participants’ fund balance	344,329	236,911

	$470,002	$315,437

SADDLEBROOK RENTAL POOL OPERATION

STATEMENTS OF OPERATIONS

(Unaudited)

DISTRIBUTION FUND

	Three months ended March 31,
	2015	2014

Rental pool revenue	$3,498,187	$3,087,271

Deductions:
Marketing fee	262,364	231,545
Management fee	437,273	385,909
Travel agent commissions	182,238	187,839
Credit card expense	81,693	79,094

	963,568	884,387

Net rental income	2,534,619	2,202,884
Less operator share of net rental income	(1,140,579)	(991,298)
Other revenues (expenses):
Complimentary room revenues	6,440	8,341
Minor repairs and replacements	(67,496)	(110,641)

Amount available for distribution	$1,332,984	$1,109,286

SADDLEBROOK RENTAL POOL OPERATION

STATEMENTS OF CHANGES IN PARTICIPANTS’ FUND BALANCES

(Unaudited)

DISTRIBUTION FUND

	Three months ended March 31,
	2015	2014
Balance at beginning of period	$—	$—

Additions:
Amount available for distribution	1,332,984	1,109,286

Reductions:
Amount withheld for maintenance escrow fund	(192,405)	(117,988)
Amount accrued or paid to participants	(1,140,579)	(991,298)

Balance at end of period	$—	$—

MAINTENANCE ESCROW FUND

	Three months ended March 31,
	2015	2014
Balance at beginning of period	$236,911	322,816

Additions:
Amount withheld from distribution fund	192,405	117,988
Unit owner payments	78,900	47,995
Interest earned	3	5

Reductions:
Escrow account refunds	(2,737)	(6,335)
Maintenance charges	(46,734)	(54,986)
Unit renovations	(82,014)	(917)
Linen replacement	(32,405)	(65,952)

Balance at end of period	$344,329	$360,614

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

Results of Operations

First quarter 2015 compared to first quarter 2014

The Company’s total revenues increased $1,461,310, or 15%, for the three months ended March 31, 2015 compared to the same period in the prior year. Total revenues for the Rental Pool increased $410,916, or 13%. These changes are directly related to an increase in occupancy over the prior period.

Total costs and expenses increased $498,550, or about 6%, for the Company prior to the offset of $454,618 in insurance proceeds recorded as gain on disposal of assets. Total costs and expenses for the Rental Pool Operation increased $79,181, or about 9%. These increases in costs and expenses are directly related to the increase in revenues.

The Company’s net income for the quarter increased in the amount of $1,380,122 compared to the same period in the prior year. Amounts available for distribution for the Rental Pool Operation increased $223,698 from the comparable period last year.

Impact of Current Economic Conditions

The Company believes that while occupancy rates are increasing, when compared to prior periods, ancillary service revenue has not increased. The Company believes that businesses have altered their spending patterns after 2008 due to the economy.

In response to this trend, the Company has increased its marketing efforts toward the social clientele by developing packages designed to target more social guests, including families. These social packages are being promoted through the Company’s website as well as through travel wholesalers and with emphasis on e-commerce sites. Management has implemented programs and measures to help the Company get back to positive operating income. These programs and measures include cost control programs, consolidation of restaurant operations and efforts to increase brand awareness and recognition of the Resort. The Company has also expanded the Sales and Marketing department.

Liquidity and Capital Resources

Future operating costs and planned expenditures for minor capital additions and improvements are expected to be adequately funded by the Company’s and its affiliates’ current cash reserves and cash generated by resort operations. On June 6, 2014 the Company entered into a new financing agreement with a third party lender for $5,000,000. The proceeds were used to retire the existing term note due June 12, 2014 of $4,386,000. The remaining proceeds were used to pay closing costs and provide additional working capital. The new term note expires June 1, 2019. Interest only payments at a rate of 3% over the one month Libor index (3.15% at December 31, 2014) are required for the first 12 twelve months. After year one, the term note requires monthly principle payments of $20,833 plus interest of 3% over the one month Libor index. The term note is collateralized by all current and subsequently acquired real and personal property. The new term note requires the Company to maintain a Debt Ratio of 1.25%. The Company was in default of this covenant as of December 31, 2014; however, the Company received a waiver for this default from its lender and on May 1, 2015, the lender modified the covenant so that the Debt Ratio will only be measured on an annual basis as of December 31 each year. At March 31, 2015, the outstanding balance on this term note was $5,000,000.

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

The Company’s term note bears interest at 3.0% over the one month LIBOR index and matures in June 2019.

Item 4. Controls and Procedures

The Company’s management, including the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures as of March 31, 2015, pursuant to Exchange Act Rule 15d-15. Based upon that evaluation, the Company’s Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2015 in timely alerting them to material information required to be included in the Company’s periodic SEC filings.

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

There were no changes in the Company’s internal controls over financial reporting during the three months ended March 31, 2015 that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 6. Exhibits

The following exhibits are included in this Form 10-Q:

31.1	-	Chief Executive Officer Rule 15d-14(a) Certification

31.2	-	Chief Financial Officer Rule 15d-14(a) Certification

32.1	-	Chief Executive Officer Section 1350 Certification

32.2	-	Chief Financial Officer Section 1350 Certification

101	-	XBRL Exhibits

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SADDLEBROOK RESORTS, INC.
(Registrant)

Date: May 15, 2015	/s/ Donald L. Allen
Donald L. Allen
Vice President and Treasurer
(Principal Financial and
Accounting Officer)