Form 10-Q
period 2015-06-30
SADDLEBROOK RESORTS INC
filed 2015-08-13
CIK 313151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SADDLEBROOK RESORTS, INC.

BALANCE SHEETS

	June 30, 2015 (Unaudited)	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$1,353,611	$875,314
Escrowed cash	267,515	128,639
Accounts receivable, net	3,031,487	1,525,710
Due from related parties	836,366	786,021
Inventory and supplies	1,220,469	1,253,427
Prepaid expenses and other current assets	1,017,651	863,052

Total current assets	7,727,099	5,432,164
Property, buildings and equipment, net	19,774,550	20,002,436
Deferred charges, net	53,514	60,353

Total assets	$27,555,163	$25,494,953

Liabilities and Shareholder’s Equity
Current liabilities:
Current portion of long-term debt	$250,000	$125,000
Current portion of capital lease obligation	116,671	112,864
Escrowed deposits	267,515	128,639
Accounts payable	599,582	607,865
Accrued rental distribution	1,054,534	525,571
Accrued expenses and other liabilities	1,331,096	1,714,290
Current portion of deferred income	747,634	740,101
Guest deposits	829,572	1,672,640
Due to related parties	10,425,399	10,866,419

Total current liabilities	15,622,003	16,493,390
Long-term debt	4,750,000	4,875,000
Long-term capital lease obligation	247,358	306,620
Deferred income	601,590	636,337

Total liabilities	21,220,951	22,311,347

Shareholder’s equity:
Common stock, $1.00 par value, 100,000 shares authorized and outstanding	100,000	100,000
Additional paid-in capital	1,013,127	1,013,127
Retained earnings	5,221,085	2,070,479

Total shareholder’s equity	6,334,212	3,183,606

	$27,555,163	$25,494,953

The accompanying notes are an integral part

of these financial statements

SADDLEBROOK RESORTS, INC.

STATEMENTS OF OPERATIONS

AND ACCUMULATED EARNINGS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014

Revenues	$9,469,412	$7,318,230	$20,934,914	$17,322,422

Costs and expenses:
Operating costs	6,900,029	6,106,892	14,561,884	13,194,547
Sales and marketing	647,400	501,751	1,237,913	1,107,445
General and administrative	735,985	728,520	1,086,906	1,547,283
Depreciation	409,850	460,270	832,223	929,886

Total costs and expenses	8,693,264	7,797,433	17,718,926	16,779,161

Net operating income (loss) before other income (expenses)	776,148	(479,203)	3,215,988	543,261

Other income (expenses)
Other income	13,450	4,643	51,604	67,036
Interest expense	(58,309)	(45,102)	(116,985)	(90,764)

Total other (expenses) income	(44,859)	(40,459)	(65,382)	(23,728)

Net income (loss)	731,289	(519,662)	3,150,606	519,533

Accumulated earnings at beginning of period	4,489,796	5,875,149	2,070,479	4,835,954

Accumulated earnings at end of period	$5,221,085	$5,355,487	$5,221,085	$5,355,487

The accompanying notes are an integral part

of these financial statements

SADDLEBROOK RESORTS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
	2015	2014
Operating activities:
Net income	$3,150,606	$519,533
Non-cash items included in net income:
Depreciation	832,223	929,886
Amortization of debt financing costs	6,839	3,985
Loss on sale of assets	—	1,942
Decrease (increase) in:
Accounts receivable	(1,505,777)	153,008
Inventory and supplies	32,958	44,360
Prepaid expenses and other assets	(154,599)	(221,409)
(Decrease) increase in:
Accounts payable	(8,283)	(96,504)
Accrued rental distribution	528,963	454,607
Guest deposits	(843,068)	(361,314)
Accrued expenses and other liabilities	(383,194)	(256,391)
Deferred income	(27,214)	(20,673)

Cash flow provided by operating activities	1,629,454	1,151,030

Investing activities:
Capital expenditures	(604,337)	(1,089,936)

Cash flow used in investing activities	(604,337)	(1,089,936)

Financing activities:
Proceeds from long-term debt	—	5,000,000
Payments on long-term debt	—	(4,530,334)
Payments on capital lease obligations	(55,455)	(53,822)
Debt issuance costs	—	(68,383)
Net (repayments to) borrowings from related parties	(491,365)	644,860

Cash flow (used in) provided by financing activities	(546,820)	992,021

Net increase in cash and cash equivalents	478,297	1,053,115
Cash and cash equivalents at beginning of period	875,314	667,190

Cash and cash equivalents at end of period	$1,353,611	$1,720,305

Supplemental disclosure of cash flow information:
Cash paid for interest	$110,147	$86,779

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

The Company’s accompanying balance sheet for June 30, 2015, and its statements of operations and accumulated earnings and cash flows for the three and six month periods ended June 30, 2015 and 2014, are unaudited but reflect all adjustments which are, in the opinion of management, necessary for the fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. The balance sheet at December 31, 2014 has been derived from the audited financial statements as of that date.

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

Note 2. Accounts Receivable

	June 30, 2015 (Unaudited)	December 31, 2014
Trade accounts receivable	$3,067,521	$1,565,016
Less allowance for bad debts	(36,034)	(39,306)

	$3,031,487	$1,525,710

Note 3. Property, Buildings and Equipment

	June 30, 2015 (Unaudited)	December 31, 2014
Land and land improvements	$7,623,070	$7,623,070
Buildings and recreational facilities	31,695,029	31,104,781
Machinery and equipment	18,276,417	18,099,905
Construction in progress	1,749,080	1,911,503

	59,343,596	58,739,259
Less accumulated depreciation	(39,569,046)	(38,736,823)

	$19,774,550	$20,002,436

The Company’s property, buildings and equipment are pledged as security for its long-term debt (see Note 5).

Note 4. Deferred Charges

	June 30, 2015 (Unaudited)	December 31, 2014
Debt issue costs	$68,383	$68,383
Less accumulated amortization	(14,869)	(8,031)

	$53,514	$60,353

Note 5. Long-term debt and Capital Lease Obligation

On June 6, 2014 the Company entered into a new financing agreement with a third party lender for $5,000,000. The proceeds were used to retire the existing term note due June 12, 2014 of $4,386,000. The remaining proceeds were used to pay closing costs and provide additional working capital. The new term note expires June 1, 2019. Interest only payments at a rate of 3% over the one month Libor index (3.19% at June 30, 2015) are required for the first twelve months. After year one, the term note requires monthly principal payments of $20,833 plus interest of 3% over the one month Libor index. The term note is collateralized by all current and subsequently acquired real and personal property. The new term note requires the Company to maintain a Debt Coverage Ratio of 1.25 on a rolling twelve month basis measured quarterly. The Company was in default of this covenant as of December 31, 2014; however, the Company received a waiver for this default from its lender and on May 1, 2015, the lender modified the covenant so that the Debt Ratio will only be measured on an annual basis as of December 31 each year. At June 30, 2015, the outstanding balance on this term note was $5,000,000.

On December 13, 2012, the Company entered into a capital lease obligation for equipment in the amount of $80,479. The capital lease is secured by the equipment purchased, matures in November 2017 and requires monthly payments of $1,426, including interest at 2.44%. At June 30, 2015, the amount due on the capital lease obligation was $40,118.

On December 2, 2012, the Company entered into a capital lease obligation for equipment in the amount of $255,874. The assets associated with this lease cost $294,724, of which $38,850 was reduced through the Company’s trade-in of existing equipment. This capital lease is secured by the equipment purchased, matures in December 2017 and requires monthly payments of $4,995, including interest at 6.41%, beginning in January 2013. At June 30, 2015, the amount due on the capital lease obligation was $138,135.

On January 15, 2014 the Company entered into a capital lease obligation for equipment in the amount of $150,000. The capital lease is secured by equipment purchased, matures in December 2018 and requires monthly payments of $3,024 including interest of 7.75%. At June 30, 2015, the amount due on the capital lease obligation was $108,606.

On January 15, 2014, the Company entered into a capital lease obligation for equipment in the amount of $102,000. The capital lease is secured by equipment purchased, matures in December 2018 and requires monthly payments of $2,233, including interest an 11.30%. At June 30, 2015 the amount due on the capital lease obligation was $77,170.

Note 6. Related Party Receivables and Payables

Related party receivables and payables at June 30, 2015 and December 31, 2014 are the result of net intercompany transactions and cash transfers between the Company and its shareholder and affiliated companies. Related party receivables and payables are unsecured and non-interest bearing.

Note 7. Income Taxes

The Company is currently a member of a Qualified Subchapter S Subsidiary Group. Accordingly, no income tax expense was reflected in the Company’s operating results as the tax is assessed to the shareholders of its parent company.

Note 8. Insurance Proceeds

On November 2, 2013, the Company experienced damage to storage facilities and equipment due to a fire. As of June 30, 2015, the Company has incurred approximately $709,600 toward the repair of the facility and replacement of equipment. The Company filed an insurance claim and received $1,304,618 toward the settlement of the insurance claim of which $300,000 was received in 2013, $650,000 was received in 2014 (recorded as other receivable at December 31, 2013)and $354,618 was received in 2015 and has been reflected as an offset to general and administrative expenses. The Company estimates that all of the costs related to this event will be reimbursed by insurance. However, actual amounts reimbursed could differ from this estimate.

SADDLEBROOK RENTAL POOL OPERATION

BALANCE SHEETS

DISTRIBUTION FUND

	June 30, 2015 (Unaudited)	December 31, 2014
Assets
Receivable from Saddlebrook Resorts, Inc.	$1,054,534	$525,571

Liabilities and Participants’ Fund Balance
Due to participants for rental pool distribution	$909,235	$475,229
Due to maintenance escrow fund	145,299	50,342

	$1,054,534	$525,571

MAINTENANCE ESCROW FUND

	June 30, 2015 (Unaudited)	December 31, 2014
Assets
Cash and cash equivalents	$245,915	$111,839
Receivables:
Distribution fund	145,299	50,342
Owner payments	—	—
Linen inventory	30,986	—
Furniture inventory	39,924	138,331
Prepaid expenses and other assets	9,876	14,925

	$472,000	$315,437

Liabilities and Participants’ Fund Balance
Accounts payable	$49,709	$78,526
Participants’ fund balance	422,291	236,911

	$472,000	$315,437

The accompanying notes are an integral part

of these financial statements

SADDLEBROOK RENTAL POOL OPERATION

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014

Rental pool revenues	$2,765,127	$2,117,225	$6,263,314	$5,204,496

Deductions:
Marketing fee	207,384	158,792	469,748	390,337
Management fee	345,641	264,653	782,914	650,562
Travel agent commissions	118,033	86,004	300,271	273,843
Credit card expense	73,546	52,327	155,239	131,421

	744,604	561,776	1,708,172	1,446,163

Net rental income	2,020,523	1,555,449	4,555,142	3,758,333
Less operator share of net rental income	(909,235)	(699,952)	(2,049,814)	(1,691,250)
Other revenues (expenses):
Complimentary room revenues	7,381	11,015	13,821	19,356
Minor repairs and replacements	(64,135)	(14,445)	(131,631)	(125,086)

Amount available for distribution	$1,054,534	$852,067	$2,387,518	$1,961,353

The accompanying notes are an integral part

of these financial statements

SADDLEBROOK RENTAL POOL OPERATION

STATEMENTS OF CHANGES IN PARTICIPANTS’ FUND BALANCES

(Unaudited)

DISTRIBUTION FUND

	Six months ended June 30,
	2015	2014
Balance at beginning of period	$—	$—

Additions:
Amount available for distribution	2,387,518	1,961,353

Reductions:
Amount withheld for maintenance escrow fund	(337,704)	(270,103)
Amount accrued or paid to participants	(2,049,814)	(1,691,250)

Balance at end of period	$—	$—

MAINTENANCE ESCROW FUND

	Six months ended June 30,
	2015	2014
Balance at beginning of period	$236,911	322,816

Additions:
Amount withheld from distribution fund	337,704	270,103
Unit owner payments	95,342	71,392
Interest earned	10	11

Reductions:
Escrow account refunds	(9,045)	(8,835)
Maintenance charges	(93,761)	(118,742)
Unit renovations	(81,379)	(1,185)
Linen replacement	(63,491)	(118,130)

Balance at end of period	$422,291	$417,430

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

Results of Operations

Second quarter 2015 compared to second quarter 2014

The Company’s total revenues increased approximately $2,151,000, or about 29%, for the three months ended June 30, 2015 compared to the same period in the prior year. Total revenues for the Rental Pool increased approximately $648,000, or about 31%. These changes are directly related to an increase in occupancy of approximately 27% over the prior period.

Total costs and expenses increased approximately $896,000, or about 11%, for the Company, and $183,000, or about 33%, for the Rental Pool Operation. These increases in costs and expenses are directly related to the increases in revenues and occupancy.

The Company experienced a net income for the quarter in the amount of approximately $731,000, compared to the net loss of the prior comparable quarter of approximately $520,000. Amounts available for distribution for the Rental Pool Operation increased approximately $202,000, or about 24%, from the comparable period last year.

First six months 2015 compared to first six months 2014

The Company’s total revenues increased approximately $3,612,000, about 21%, for the six months ended June 30, 2015 compared to the same period in the prior year. The total revenues for the Rental Pool increased approximately $1,059,000, or about 20%. Both of these increases are directly related to the increase in occupancy of approximately 19% when comparing the two periods.

Total costs and expenses for the Company increased approximately $940,000 or 6%. Total costs and expenses for the Rental Pool Operation increased by about $262,000, about 18%.

The Company experienced a net income for the period of approximately $3,151,000, compared with a net income of approximately $520,000 in the comparable period last year. Amounts available for distribution for the Rental Pool Operation increased approximately $426,000 over the same period in the prior year.

Impact of Current Economic Conditions

The Company continues to experience increased occupancy rates, when compared to prior periods. Ancillary service revenue is now beginning to show increases when compared to the prior periods as well. The Company believes that businesses have begun to alter their spending patterns and that this is a result of a turnaround in the economy.

In response to this trend, the Company has increased its sales force to focus more in the area of corporate meetings. The Company continues its marketing efforts toward the social clientele by developing packages designed to target more social guests, including families. These social packages are being promoted through the Company’s website as well as through travel wholesalers and with emphasis on e-commerce sites. Management has implemented programs and measures to help the Company get back to positive operating income. These programs and measures include cost control programs, consolidation of restaurant operations and efforts to increase brand awareness and recognition of the Resort.

Liquidity and Capital Resources

Future operating costs and planned expenditures for minor capital additions and improvements are expected to be adequately funded by the Company’s and its affiliates’ current cash reserves and cash generated by resort operations. On June 6, 2014 the Company entered into a new financing agreement with a third party lender for $5,000,000. The proceeds were used to retire the existing term note due June 12, 2014 of $4,386,000. The remaining proceeds were used to pay closing costs and provide additional working capital. The new term note expires June 1, 2019. Interest only payments at a rate of 3% over the one month Libor index (3.19% at June 30, 2015) are required for the first 12 twelve months. After year one, the term note requires monthly principal payments of $20,833 plus interest of 3% over the one month Libor index. The term note is collateralized by all current and subsequently acquired real and personal property. The new term note requires the Company to maintain a Debt Coverage Ratio of 1.25 on a rolling twelve month basis measured quarterly. The Company was in default of this covenant as of December 31, 2014; however, the Company received a waiver for this default from its lender and on May 1, 2015, the lender modified the covenant so that the Debt Ratio will only be measured on an annual basis as of December 31 each year. At June 30, 2015, the outstanding balance on this term note was $5,000,000.

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

Item 4. Controls and Procedures

The Company’s management, including the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures as of June 30, 2015, pursuant to Exchange Act Rule 15d-15. Based upon that evaluation, the Company’s Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2015 in timely alerting them to material information required to be included in the Company’s periodic SEC filings.

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

There were no changes in the Company’s internal controls over financial reporting during the three months ended June 30, 2015 that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 6. Exhibits

The following exhibits are included in this Form 10-Q:

10.1	–	Loan Covenant Modification Letter, dated May 1, 2015, amending Loan Agreement, dated June 6, 2014, between Saddlebrook Resorts, Inc. and USAmericaBank

31.1	–	Chief Executive Officer Rule 15d-14(a) Certification

31.2	–	Chief Financial Officer Rule 15d-14(a) Certification

32.1	–	Chief Executive Officer Section 1350 Certification

32.2	–	Chief Financial Officer Section 1350 Certification

101	–	Interactive Data Files

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SADDLEBROOK RESORTS, INC.
(Registrant)

Date: August 13, 2015	/s/ Donald L. Allen
Donald L. Allen
Vice President and Treasurer
(Principal Financial and Accounting Officer)