Form 10-Q
period 2015-09-30
SADDLEBROOK RESORTS INC
filed 2015-11-16
CIK 313151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Registrant has 100,000 shares of common stock outstanding, all of which are held by an affiliate of the Registrant.

–  2  –

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SADDLEBROOK RESORTS, INC.

BALANCE SHEETS

	September 30, 2015 (Unaudited)	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$510,477	$875,314
Escrowed cash	372,585	128,639
Accounts receivable, net	772,569	1,525,710
Due from related parties	996,918	786,021
Inventory and supplies	1,202,694	1,253,427
Prepaid expenses and other current assets	962,559	863,052

Total current assets	4,817,802	5,432,164
Property, buildings and equipment, net	20,137,365	20,002,436
Deferred charges, net	50,095	60,353

Total assets	$25,005,262	$25,494,953

Liabilities and Shareholder’s Equity
Current liabilities:
Current portion of long-term debt	$250,000	$125,000
Current portion of capital lease obligation	118,722	112,864
Escrowed deposits	372,585	128,639
Accounts payable	556,569	607,865
Accrued rental distribution	218,419	525,571
Accrued expenses and other liabilities	1,636,866	1,714,290
Current portion of deferred income	713,093	740,101
Guest deposits	978,973	1,672,640
Due to related parties	10,607,253	10,866,419

Total current liabilities	15,452,480	16,493,390
Long-term debt	4,687,500	4,875,000
Long-term capital lease obligation	216,852	306,620
Deferred income	622,112	636,337

Total liabilities	20,978,944	22,311,347

Shareholder’s equity:
Common stock, $1.00 par value, 100,000 shares authorized and outstanding	100,000	100,000
Additional paid-in capital	1,013,127	1,013,127
Retained earnings	2,913,191	2,070,479

Total shareholder’s equity	4,026,318	3,183,606

	$25,005,262	$25,494,953

The accompanying notes are an integral part

of these financial statements

–  3  –

SADDLEBROOK RESORTS, INC.

STATEMENTS OF OPERATIONS

AND ACCUMULATED EARNINGS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014

Revenues	$3,432,437	$3,496,539	$24,367,351	$20,818,961

Costs and expenses:
Operating costs	4,118,931	3,962,757	18,680,815	17,157,305
Sales and marketing	447,130	518,391	1,685,043	1,625,836
General and administrative	694,380	704,372	1,781,285	2,251,656
Depreciation	420,636	462,028	1,252,860	1,391,913

Total costs and expenses	5,681,077	5,647,548	23,400,003	22,426,710

Net operating income (loss)
before other income (expenses)	(2,248,640)	(2,151,009)	967,348	(1,607,749)

Other income (expenses)
Other income	—	4,271	49,907	71,308
Interest expense	(59,254)	(56,680)	(174,543)	(147,444)

Total other (expenses) income	(59,254)	(52,409)	(124,636)	(76,136)

Net income (loss)	(2,307,894)	(2,203,418)	842,712	(1,683,885)

Accumulated earnings at beginning of period	5,221,085	5,355,487	2,070,479	4,835,954

Accumulated earnings at end of period	$2,913,191	$3,152,069	$2,913,191	$3,152,069

The accompanying notes are an integral part

of these financial statements

–  4  –

SADDLEBROOK RESORTS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,
	2015	2014
Operating activities:
Net income (loss)	$842,712	$(1,683,885)
Non-cash items included in net income (loss):
Depreciation	1,252,860	1,391,913
Amortization of debt financing costs	10,258	7,404
Loss on sale of assets	—	1,942
Decrease (increase) in:
Accounts receivable, net	753,141	1,166,256
Inventory and supplies	50,733	39,529
Prepaid expenses and other assets	(99,507)	(209,007)
(Decrease) increase in:
Accounts payable	(51,296)	(280,302)
Accrued rental distribution	(307,152)	(156,019)
Guest deposits	(693,667)	44,947
Accrued expenses and other liabilities	(77,424)	(42,877)
Deferred income	(41,233)	(87,138)

Cash flow provided by operating activities	1,639,425	192,763

Investing activities:
Capital expenditures	(1,387,789)	(1,907,277)

Cash flow used in investing activities	(1,387,789)	(1,907,277)

Financing activities:
Proceeds from long-term debt	—	5,000,000
Payments on long-term debt	(62,500)	(4,530,334)
Payments on capital lease obligations	(83,910)	(80,377)
Debt issuance costs	—	(68,383)
Net (repayments to) borrowings from related parties	(470,063)	1,239,190

Cash flow (used in) provided by financing activities	(616,473)	1,560,096

Net (decrease) in cash and cash equivalents	(364,838)	(154,418)
Cash and cash equivalents at beginning of period	875,314	667,190

Cash and cash equivalents at end of period	$510,477	$512,772

Supplemental disclosure of cash flow information:
Cash paid for interest	$164,286	$140,040

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

of these financial statements

–  5  –

SADDLEBROOK RESORTS, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

Saddlebrook Resorts, Inc. (the “Company”) developed and operates Saddlebrook Resort, which is a condominium hotel and resort located in Wesley Chapel, Florida.

The Company’s accompanying balance sheet for September 30, 2015, and its statements of operations and accumulated earnings and cash flows for the three and nine month periods ended September 30, 2015 and 2014, are unaudited but reflect all adjustments which are, in the opinion of management, necessary for the fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. The balance sheet at December 31, 2014 has been derived from the audited financial statements as of that date.

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

Note 2. Accounts Receivable

	September 30, 2015 (Unaudited)	December 31, 2014
Trade accounts receivable	$810,467	$1,565,016
Less allowance for bad debts	(37,898)	(39,306)

	$772,569	$1,525,710

Note 3. Property, Buildings and Equipment

	September 30, 2015 (Unaudited)	December 31, 2014
Land and land improvements	$7,623,070	$7,623,070
Buildings and recreational facilities	31,697,679	31,104,781
Machinery and equipment	18,732,244	18,099,905
Construction in progress	2,061,931	1,911,503

	60,114,924	58,739,259
Less accumulated depreciation	(39,977,559)	(38,736,823)

	$20,137,365	$20,002,436

The Company’s property, buildings and equipment are pledged as security for its long-term debt (see Note 5).

–  6  –

Note 4. Deferred Charges

	September 30, 2015 (Unaudited)	December 31, 2014
Debt issue costs	$68,383	$68,383
Less accumulated amortization	(18,288)	(8,031)

	$50,095	$60,353

Note 5. Long-term debt and Capital Lease Obligation

On June 6, 2014 the Company entered into a new financing agreement with a third party lender for $5,000,000. The proceeds were used to retire the existing term note due June 12, 2014 of $4,386,000. The remaining proceeds were used to pay closing costs and provide additional working capital. The new term note expires June 1, 2019. Interest only payments at a rate of 3% over the one month Libor index (3.20% at September 30, 2015) are required for the first twelve months. After year one, the term note requires monthly principal payments of $20,833 plus interest of 3% over the one month Libor index. The term note is collateralized by all current and subsequently acquired real and personal property. The new term note requires the Company to maintain a Debt Coverage Ratio of 1.25 on a rolling twelve month basis measured quarterly. The Company was in default of this covenant as of December 31, 2014; however, the Company received a waiver for this default from its lender and on May 1, 2015, the lender modified the covenant so that the Debt Ratio will only be measured on an annual basis as of December 31 each year. At September 30, 2015, the outstanding balance on this term note was $4,937,500.

On December 13, 2012, the Company entered into a capital lease obligation for equipment in the amount of $80,479. The capital lease is secured by the equipment purchased, matures in November 2017 and requires monthly payments of $1,426, including interest at 2.44%. At September 30, 2015, the amount due on the capital lease obligation was $36,077.

On December 2, 2012, the Company entered into a capital lease obligation for equipment in the amount of $255,874. The assets associated with this lease cost $294,724, of which $38,850 was reduced through the Company’s trade-in of existing equipment. This capital lease is secured by the equipment purchased, matures in December 2017 and requires monthly payments of $4,995, including interest at 6.41%. At September 30, 2015, the amount due on the capital lease obligation was $125,293.

On January 15, 2014 the Company entered into a capital lease obligation for equipment in the amount of $150,000. The capital lease is secured by equipment purchased, matures in December 2018 and requires monthly payments of $3,024 including interest at 7.75%. At September 30, 2015, the amount due on the capital lease obligation was $101,595.

On January 15, 2014, the Company entered into a capital lease obligation for equipment in the amount of $102,000. The capital lease is secured by equipment purchased, matures in December 2018 and requires monthly payments of $2,233, including interest at 11.30%. At September 30, 2015 the amount due on the capital lease obligation was $72,609.

–  7  –

Note 6. Related Party Receivables and Payables

Related party receivables and payables at September 30, 2015 and December 31, 2014 are the result of net intercompany transactions and cash transfers between the Company and its shareholder and affiliated companies. Related party receivables and payables are unsecured and non-interest bearing.

Note 7. Income Taxes

The Company is currently a member of a Qualified Subchapter S Subsidiary Group. Accordingly, no income tax expense was reflected in the Company’s operating results as the tax is assessed to the shareholders of its parent company.

Note 8. Insurance Proceeds

On November 2, 2013, the Company experienced damage to storage facilities and equipment due to a fire. As of September 30, 2015, the Company has incurred approximately $767,667 toward the repair of the facility and replacement of equipment. The Company filed an insurance claim and received $1,304,618 toward the settlement of the insurance claim of which $300,000 was received in 2013, $650,000 was received in 2014 (recorded as other receivable at December 31, 2013) and $354,618 was received in 2015 and has been reflected as an offset to general and administrative expenses. The Company estimates that all of the costs related to this event will be reimbursed by insurance. However, actual amounts reimbursed could differ from this estimate.

–  8  –

SADDLEBROOK RENTAL POOL OPERATION

BALANCE SHEETS

DISTRIBUTION FUND

	September 30, 2015 (Unaudited)	December 31, 2014
Assets
Receivable from Saddlebrook Resorts, Inc.	$218,419	$525,571

Liabilities and Participants’ Fund Balance
Due to participants for rental pool distribution	$230,659	$475,229
Due (from) to maintenance escrow fund	(12,240)	50,342

	$218,419	$525,571

MAINTENANCE ESCROW FUND

	September 30, 2015 (Unaudited)	December 31, 2014
Assets
Cash and cash equivalents	$347,585	$111,839
Receivables:
Distribution fund	(12,240)	50,342
Owner payments	2,072	—
Linen inventory	17,924	—
Furniture inventory	43,421	138,331
Prepaid expenses and other assets	10,795	14,925

	$409,557	$315,437

Liabilities and Participants’ Fund Balance
Accounts payable	$94,455	$78,526
Participants’ fund balance	315,102	236,911

	$409,557	$315,437

The accompanying notes are an integral

part of these financial statements

–  9  –

SADDLEBROOK RENTAL POOL OPERATION

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014

Rental pool revenues	$692,546	$745,831	$6,955,860	$5,950,327

Deductions:
Marketing fee	51,941	55,937	521,689	446,274
Management fee	86,568	93,229	869,482	743,791
Travel agent commissions	18,580	34,095	318,851	307,938
Credit card expense	22,881	24,461	178,120	155,882

	179,970	207,722	1,888,142	1,653,885

Net rental income	512,576	538,109	5,067,718	4,296,442
Less operator share of net rental income	(230,659)	(242,149)	(2,280,473)	(1,933,399)
Other revenues (expenses):
Complimentary room revenues	5,031	5,314	18,852	24,670
Minor repairs and replacements	(68,529)	(59,834)	(200,160)	(184,920)

Amount available for distribution	$218,419	$241,440	$2,605,937	$2,202,793

The accompanying notes are an integral part

of these financial statements

–  10  –

SADDLEBROOK RENTAL POOL OPERATION

STATEMENTS OF CHANGES IN PARTICIPANTS’ FUND BALANCES

(Unaudited)

DISTRIBUTION FUND

	Nine months ended September 30,
	2015	2014
Balance at beginning of period	$—	$—

Additions:
Amount available for distribution	2,605,937	2,202,793

Reductions:
Amount withheld for maintenance escrow fund	(325,464)	(269,394)
Amount accrued or paid to participants	(2,280,473)	(1,933,399)

Balance at end of period	$—	$—

MAINTENANCE ESCROW FUND
	Nine months ended September 30,
	2015	2014
Balance at beginning of period	$236,911	$322,816

Additions:
Amount withheld from distribution fund	325,464	269,394
Unit owner payments	116,531	106,546
Interest earned	22	17

Reductions:
Escrow account refunds	(11,462)	(14,392)
Maintenance charges	(188,506)	(206,497)
Unit renovations	(79,940)	(1,280)
Linen replacement	(83,918)	(151,662)

Balance at end of period	$315,102	$324,942

The accompanying notes are an integral part

of these financial statements

–  11  –

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

–  12  –

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

Results of Operations

Third quarter 2015 compared to third quarter 2014

The Company’s total revenues decreased approximately $64,000, or about 2%, for the three months ended September 30, 2015 compared to the same period in the prior year. Total revenues for the Rental Pool decreased approximately $53,000, or about 7%.

Total costs and expenses increased approximately $34,000, or about 1%, for the Company, and decreased $28,000, or about 13%, for the Rental Pool Operation.

The Company experienced a net loss for the quarter in the amount of approximately $2,308,000, compared to the net loss of the prior comparable quarter of approximately $2,203,000. Amounts available for distribution for the Rental Pool Operation decreased approximately $23,000, or about 10%, from the comparable period last year.

First nine months 2015 compared to first nine months 2014

The Company’s total revenues increased approximately $3,548,000, about 17%, for the nine months ended September 30, 2015 compared to the same period in the prior year. The total revenues for the Rental Pool increased approximately $1,006,000, or about 17%.

Total costs and expenses for the Company increased approximately $973,000 or 4%. Total costs and expenses for the Rental Pool Operation increased by about $234,000, about 14%.

The Company experienced a net income for the period of approximately $843,000, compared with a net loss of approximately $1,684,000 in the comparable period last year. Amounts available for distribution for the Rental Pool Operation increased approximately $403,000 over the same period in the prior year.

–  13  –

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

Liquidity and Capital Resources

Future operating costs and planned expenditures for minor capital additions and improvements are expected to be adequately funded by the Company’s and its affiliates’ current cash reserves and cash generated by resort operations. On June 6, 2014 the Company entered into a new financing agreement with a third party lender for $5,000,000. The proceeds were used to retire the existing term note due June 12, 2014 of $4,386,000. The remaining proceeds were used to pay closing costs and provide additional working capital. The new term note expires June 1, 2019. Interest only payments at a rate of 3% over the one month Libor index (3.20% at September 30, 2015) are required for the first twelve months. After year one, the term note requires monthly principal payments of $20,833 plus interest of 3% over the one month Libor index. The term note is collateralized by all current and subsequently acquired real and personal property. The new term note requires the Company to maintain a Debt Coverage Ratio of 1.25 on a rolling twelve month basis measured quarterly. The Company was in default of this covenant as of December 31, 2014; however, the Company received a waiver for this default from its lender and on May 1, 2015, the lender modified the covenant so that the Debt Ratio will only be measured on an annual basis as of December 31 each year. At September 30, 2015, the outstanding balance on this term note was $4,937,500.

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

–  14  –

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company’s invested cash is subject to changes in market interest rates. Otherwise, the Company does not have significant market risk with respect to foreign currency exchanges or other market rates.

The Company’s term note bears interest at 3.0% over the one month LIBOR index and matures in June 2019.

Item 4. Controls and Procedures

The Company’s management, including the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures as of September 30, 2015, pursuant to Exchange Act Rule 15d-15. Based upon that evaluation, the Company’s Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2015 in timely alerting them to material information required to be included in the Company’s periodic SEC filings.

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

There were no changes in the Company’s internal controls over financial reporting during the three months ended September 30, 2015 that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

–  15  –

Item 6. Exhibits

The following exhibits are included in this Form 10-Q:

31.1	—	Chief Executive Officer Rule 15d-14(a) Certification

31.2	—	Chief Financial Officer Rule 15d-14(a) Certification

32.1	—	Chief Executive Officer Section 1350 Certification

32.2	—	Chief Financial Officer Section 1350 Certification

101	—	Interactive Data Files

–  16  –

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SADDLEBROOK RESORTS, INC.
(Registrant)

Date: November 13, 2015	/s/ Donald L. Allen
Donald L. Allen
Vice President and Treasurer
(Principal Financial and Accounting Officer)

–  17  –