Form 10-K
period 2015-12-31
SADDLEBROOK RESORTS INC
filed 2016-03-30
CIK 313151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended December 31, 2015

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

All of the Resort’s condominium units are governed by the Saddlebrook Resort Condominium Association, Inc. (the “Association”) in accordance with Florida statutes. The Board of Directors for the Association is elected by the condominium unit owners. The condominium unit owners also approve an annual budget of common expenses for the Association that determines the quarterly assessments that must be paid regardless of the units’ participation in rental programs.

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

At December 31, 2015, there were approximately 510 persons employed by the Company. The Company’s management relationship with its employees is excellent and there are no collective bargaining agreements.

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

A total of 556 condominium units are at the Resort comprised of one-, two- and three-bedroom suites. Of these condominium units, 408 are designed for hotel occupancy and located in an area called the Walking Village. The remaining 148 are slightly larger, designed for longer-termed rental, and are located in an area called the Lakeside Village. At December 31, 2015, there were 525 hotel accommodations participating in the Rental Pool. The three-bedroom condominium units become hotel accommodations as a two-bedroom suite with a separate adjoining hotel room. Some two-bedroom condominium units become hotel accommodations as a one-bedroom suite with a separate adjoining hotel room.

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

Recent Accounting and Reporting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU 2014-09, “Revenue from Contracts with Customers,” which creates a new Topic, Accounting Standards Codification (“ASC”) Topic 606. The standard is principle-based and provides a five-step model to determine when and how revenue is recognized. The core principle is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those good and services. This standard is effective for the Company beginning in 2017 and allows for either full retrospective adoption or modified retrospective adoption. The Company is currently evaluating the impact of the adoption of ASC Topic 606 on its financial statements.

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

In April, 2015, the FASB issued ASU 2015-03, “Interest – Imputation of Interest,” as part of the FASB’s initiative to simplify the presentation of debt issuance costs. Under the new guidance, debt issuance costs related to a recognized debt liability must be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The amortization of such costs should continue to be calculated using the interest method and be reported as interest expense. The Company is currently in the process of evaluating the impact of this update.

In February, 2016, the FASB issued ASU 2016-02, Leases (Topic 842), intending to improve financial reporting about leasing transactions. This ASU affects all companies and other organizations that lease assets such as real estate, airplanes, and manufacturing equipment. The ASU will require organizations that lease assets referred to as “Lessees” to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. An organization is to provide disclosures designed to enable users of financial statements to understand the amount, timing and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements concerning additional information about the amounts recorded in the financial statements. Under the new guidance, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current GAAP, the recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a capital or operating lease. However, unlike current GAAP, which requires only capital leases to be recognized on the balance sheet the new ASU will require both types of leases to be recognized. The FASB lessee accounting model will continue to account for both types of leases. The capital lease will be accounted for in substantially the same manner as capital leases are accounted for under existing GAAP. The operating lease will be accounted for in a manner similar to operating leases under existing GAAP, except that lessees will recognize a lease liability and a lease asset for all of the leases. The leasing standard will be effective for calendar year end public companies beginning after December 15, 2018. The Company is currently in the process of evaluating the impact of this update.

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

Asset Impairments - The Company’s management periodically evaluates whether there has been a permanent impairment of long-lived assets. The Company’s management believes that the accounting estimates related to asset impairments is critical estimates for the following reasons: (1) the ongoing changes in management’s expectations regarding future utilization of assets; and (2) the impact of an impairment on reported assets and earnings could be material. During the years ended December 31, 2015 and 2014, the Company’s management evaluated assets for impairment and concluded that the sum of the undiscounted expected future cash flows (excluding interest charges) from its assets exceeded their then current carrying values. Accordingly, the Company did not recognize an impairment charge.

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

Loss Contingencies – The Company estimates loss contingencies in accordance with FASB ASC 450-20 Loss Contingencies, which states that a loss contingency shall be accrued by a charge to income if both of the following conditions are met: (a) information available before the financial statements are issued or are available to be issued indicates that it is probable that a liability had been incurred at the date of the financial statements and (b) the amount of loss can be reasonably estimated. We do not believe that the ultimate resolution of our litigation matters will have an adverse effect on the Company’s financial position and results of operations. As such, there have been no adjustments for loss contingencies to the accompanying financial statements as of and for the year ended December 31, 2015.

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

The Company’s ultimate shareholder has the financial ability and intent to continue to fund operations through affiliated companies that are 100% owned by the Company’s ultimate shareholder to the extent required to support the Company’s operations. The Company has loans outstanding to the affiliated companies of approximately $10.1 million and $10.9 million as of December 31, 2015 and 2014, respectively. In addition to the shareholders financial ability these affiliated Companies are expected to continue to generate positive cash flows during fiscal year 2016 should additional funding be required to support the Companies operations.

The Company’s operation of the Resort is not considered to be dependent on any individual or small group of customers, the loss of which would have a material adverse effect on the Company’s business or financial condition.

Results of Operations

The following chart highlights changes in the sources of Company revenues:

	Year ended December 31,
	2015	2014
Rental Pool Revenues	28%	29%
Food and beverage	35	34
Resort facilities and other	37	37

	100%	100%

2015 Compared to 2014

The Company’s total revenue increased $3,146,000 or approximately 12%, from the prior year. Rental Pool revenue increased $831,000 or approximately 11%. Food and Beverage revenue increased $1,448,204 or approximately 16%. This increase is a direct result of the Company marketing its food and beverage more aggressively to corporate meetings as well as price adjustments. Other revenue areas also increased due to the increase in corporate meeting attendees utilizing the Company’s golf, tennis and audio/visual services. Other ancillary amenities also increased due to increases in corporate usage.

The Company’s costs and expenses increased $927,000, or approximately 3% due to increased occupancy. Costs and expenses of the Rental Pool Operation increased $139,000, or approximately 7%. This increase is directly related to the increase in Rental Pool revenues.

The Company’s net loss improved by approximately $2,169,000. Amounts available for distribution to rental pool participants increased by approximately $366,000.

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

Item 8. Financial Statements and Supplementary Data

The financial statements, including the Reports of Independent Registered Certified Public Accountants, for Saddlebrook Resorts, Inc. are included on pages 18 to 33 and for Saddlebrook Rental Pool Operation on pages 34 to 38. An index to the financial statements is on page 17.

Financial statement schedules have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 15d – 15 under the Securities Exchange Act of 1934, as amended) that are designed to provide reasonable assurance that information required to be reported in the Company’s SEC filings is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. As of December 31, 2015, under the direction of our chief executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures and concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

As of December 31, 2015, management conducted an assessment of the Company’s internal control over financial reporting based on the criteria established in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Tread way Commission. Based on the assessment, management concluded that, as of December 31, 2015, the Company’s internal control over financial reporting was effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The Directors and Executive Officers of the Company are as follows:

Name	Position and Background

Thomas L. Dempsey Age 89	Chairman of the Board and Chief Executive Officer of the Company for more than five years. President of the Company Until November 2000. Chairman of the Board of Saddlebrook Holdings, Inc. for more than five years.

Eleanor Dempsey	Vice Chairman of the Board of the Company for more than five years. Director and Vice Chairman of the Board of Saddlebrook Holdings, Inc. for more than five years. Wife of Thomas Dempsey.

Maureen Dempsey Age 57	Director, President and Assistant Secretary of the Company for more than five years. Director and President of Saddlebrook Holdings, Inc. for more than five years. Daughter of Thomas Dempsey.

Diane L. Riehle Age 55	Director, Vice President and Assistant Secretary of the Company for more than five years. Director and Vice Chairman of the Board of Saddlebrook Holdings, Inc. for more than five years. Daughter of Thomas Dempsey.

Donald L. Allen Age 76	Vice President and Treasurer of the Company for more than five years.

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

Item 11. Executive Compensation

The following table sets forth the remuneration paid to the Company’s named executive officers by the Company and its parent, Saddlebrook Holdings, Inc. consolidated, during the two years ended December 31, 2015 and 2014.

Summary Compensation Table

Name and Principal Position	Fiscal year	Salary	Bonus	Other annual compensation (1)	Total

Thomas L. Dempsey	2015	$49,808	$—	$13,928	$63,736
Chairman of the Board and Chief Executive Officer	2014	45,000	—	14,652	59,652

Maureen Dempsey	2015	124,519	3,149	20,361	148,029
President and Assistant Secretary	2014	112,500	590	20,868	133,958

Pat Ciaccio	2015	124,519	14,098	207	138,824
General Manager	2014	112,500	—	174	113,264

(1)	Other Annual Compensation for 2015 consists of the following;

Vehicle Allowances

Tax Preparation Fees

Health Insurance premiums paid on behalf of greater than 2% shareholders

Group Term Life Insurance (“GTL”)

The following table shows the amounts for each category received by each named executive.

Executive	Vehicle	Tax Prep.	Health Premium	GTL
Thomas L. Dempsey	$—	$8,000	$4,692	$1,236
Maureen Dempsey	11,508	4,800	4,008	45
Pat Ciaccio	—	—	—	207

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

Item 14. Principal Accounting Fees and Services

Cherry Bekaert LLP served as the Company’s independent registered certified pubic accounting firm for the fiscal years ended December 31, 2015 and December 31, 2014.

The following fees were paid for services rendered during the Company’s last two fiscal years:

Audit Fees: $88,000 for the fiscal years ended December 31, 2015 and 2014 for professional services rendered for the audit of the Company’s annual financial statements, review of financial statements included in its Forms 10-Q and services that are normally provided by the auditors in connection with statutory and regulatory filings or engagements for those fiscal years.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Financial statements and schedules required to be filed are listed in Item 8 Of this Form 10-K.

(b)	Exhibits:

3.1	Articles of Incorporation of Saddlebrook Resorts, Inc., a Florida corporation (incorporated by reference to Exhibit A*).

3.2	Corporate By-laws of Saddlebrook Resorts, Inc. (incorporated by reference to Exhibit B*).

4.	Declaration of Condominium, together with the following: (1) Articles of Incorporation of the Saddlebrook Association of Condominium Owners, Inc. a Florida non-profit corporation; (2) By-laws of the Saddlebrook Association of Condominium Owners, Inc., and (3) Rules and Regulations of the Saddlebrook Association of Condominium Owners, Inc. (incorporated by reference to Exhibit C*).

10.1	Management Contract between Saddlebrook Resorts, Inc. and the Saddlebrook Association of Condominium Owners, Inc. (incorporated by reference to Exhibit C*).

10.2	Saddlebrook Rental Pool and Agency Appointment Agreement. (incorporated by reference to Registrant’s Form 10-K for the annual period ended December 31, 2003)

10.3	Saddlebrook Rental Management Agency Employment (incorporated by reference to Exhibit E*).

10.4	Form of Purchase Agreement (incorporated by reference to Exhibit H*).

10.5	Form of Deed (incorporated by reference to Exhibit I*).

10.6	Form of Bill of Sale (incorporated by reference to Exhibit J*).

10.7	Loan Agreement between the Registrant and SunTrust Bank, dated November 1, 2004 (incorporated by reference from the Registrant’s Form 10-Q for the quarterly period ended September 30, 2004).

10.8	Second Amended and Restated Mortgage, Security Agreement and Fixture Filing, between the Registrant and SunTrust Bank, dated November 1, 2004 (incorporated by reference to Registrants Form 10-Q for the quarterly period ended September 30, 2004).

10.9	Promissory Note ($12 million) made by the Registrant and payable to SunTrust Bank, dated November 1, 2004 (incorporated by reference to Registrant’s Form 10-Q for the quarterly period ended September 30, 2004).

10.10	Revolving Line of Credit Promissory Note ($5 million) made by the Registrant and payable to SunTrust Bank, dated January 31, 2007 (incorporated by reference to Registrant’s Form 10-K for the fiscal year ending December 31, 2006).

10.11	Notice of Future Advance and Fifth Amended and Restated Mortgage, Security Agreement and Fixture Filing dated March 12, 2009 (incorporated by Reference to Registrant’s Form 10-K for the fiscal year ending December 31, 2009).

10.12	Third Amendment to Loan Agreement dated March 12, 2009 (incorporated by reference to Registrant’s Form 10-K for the fiscal year ending December 31, 2009).

10.13	Consolidated, Amended and Restated Promissory Note dated March 12, 2009 (incorporated by reference to Registrant’s Form 10-K for the fiscal year ending December 31, 2009).

10.14	Future Advance Promissory Note dated March 12, 2009 (incorporated by reference to Registrant’s Form 10-K for the fiscal year ending December 31, 2009).

10.15	Revolving Line of Credit Promissory Note dated March 12, 2009 (incorporated by reference to Registrant’s Form 10-K for the fiscal year ending December 31, 2009).

10.16	Fifth Amendment to Loan Agreement and First Amendment to Consolidated, Amended and Restated Promissory Note dated December 15, 2011 (incorporated by reference to Registrant’s Form 10-K for the fiscal year ending December 31, 2011).

10.17	Fourth Amended and Restated Revolving Line of Credit Promissory Note dated December 15, 2011 (incorporated by reference to the Registrant’s Form 10-K for the fiscal year ending December 31, 2011).

10.18	Fifth amended and Restated Revolving Line of Credit Promissory Note dated March 19.2013 (incorporated by reference to the Registrant’s Form 10-K for the fiscal year ending December 31, 2013).

10.19	Sixth Amendment to Loan Agreement dated March 19, 2013 (incorporated by reference to the Registrant’s Form 10-K for the fiscal year ending December 31, 2013).

10.20	Second Amendment to Consolidated, Amended and Restated Promissory Note (incorporated by reference to the Registrant’s Form 10-K for the fiscal year ending December 31, 2013).

10.21	Loan Agreement, dated June 6, 2014, between Saddlebrook Resorts, Inc. and USAmeriBank (incorporated by reference to the Registrant’s Form 8-K dated June 6, 2014).

10.22	Renewal Promissory Note, dated December 6, 2015, between Saddlebrook Resorts, Inc. and USAmeriBank.

14.1	Code of Ethics

31.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Data Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Identification of exhibit incorporated by reference from the Registration Statement No. 2-65481 previously filed by Registrant, effective December 28, 1979.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SADDLEBROOK RESORTS, INC.
(Registrant)

Date: March 30, 2016	/s/ Donald L. Allen
Donald L. Allen
Vice President and Treasurer
(Principal Financial and
Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on March 31, 2016.

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

December 31, 2015 and 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholder of

Saddlebrook Resorts, Inc.

Wesley Chapel, Florida

We have audited the accompanying balance sheets of Saddlebrook Resorts, Inc. (the “Company”) as of December 31, 2015 and 2014 and the related statements of operations, changes in shareholder’s equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Cherry Bekaert LLP

Tampa, Florida

March 30, 2016

Saddlebrook Resorts, Inc.

Balance Sheets

December 31, 2015 and 2014

	2015	2014
Assets
Current assets
Cash and cash equivalents	$375,912	$875,314
Escrowed cash	397,721	128,639
Trade accounts receivable, net of allowance for doubtful accounts of $29,712 (2015) and $39,306 (2014)	1,521,133	1,525,710
Due from related parties	1,108,339	786,021
Resort inventory and supplies	1,270,969	1,253,427
Prepaid expenses and other assets	1,020,292	863,052

Total current assets	5,694,366	5,432,163
Property, buildings and equipment, net	20,019,161	20,002,436
Deferred charges, net	78,174	60,353

Total assets	$25,791,701	$25,494,952

Liabilities and Shareholder’s Equity
Current liabilities
Current portion of long-term debt	$352,560	$125,000
Current portion of capital lease obligations	121,008	112,864
Escrowed deposits	397,721	128,639
Accounts payable	593,328	607,865
Accrued rental distribution	488,021	525,571
Accrued expenses and other liabilities	1,509,529	1,714,290
Current portion of deferred income	715,661	740,101
Guest deposits	1,632,372	1,672,640
Due to related parties	10,101,171	10,866,419

Total current liabilities	15,911,371	16,493,389
Long-term debt	6,522,440	4,875,000
Capital lease obligations	185,612	306,620
Deferred income	585,571	636,337

Total liabilities	23,204,994	22,311,346

Commitments and contingencies (Note 10)
Shareholder’s equity
Common stock, $1 par, 100,000 shares authorized, issued and outstanding	100,000	100,000
Additional paid-in capital	1,013,127	1,013,127
Retained earnings	1,473,580	2,070,479

Total shareholder’s equity	2,586,707	3,183,606

Total liabilities and shareholder’s equity	$25,791,701	$25,494,952

The accompanying notes are an integral part of these financial statements.

Saddlebrook Resorts, Inc.

Statements of Operations

Years ended December 31, 2015 and 2014

	2015	2014
Resort revenues	$30,095,086	$26,949,187

Costs and expenses:
Operating costs of resort	23,878,116	22,334,017
Sales and marketing	2,175,487	2,334,605
General and administrative	3,063,598	3,061,212
Net (gain) loss on assets sold/diposed	(454,618)	1,942
Depreciation	1,847,987	1,851,716

Total costs and expenses	30,510,570	29,583,492

Net operating loss before other expenses and (income)	(415,484)	(2,634,305)

Other expenses (income):
Interest expense	231,536	205,556
Other income	(50,121)	(74,386)

Total other expense	181,415	131,170

Net loss	$(596,899)	$(2,765,475)

The accompanying notes are an integral part of these financial statements.

Saddlebrook Resorts, Inc.

Statements of Changes in Shareholder’s Equity

Years ended December 31, 2015 and 2014

	Common Stock	Additional Paid-In Capital	Retained Earnings	Total Shareholder’s Equity
Balances at January 1, 2014	$100,000	$1,013,127	$4,835,954	$5,949,081
Net loss	—	—	(2,765,475)	(2,765,475)

Balances at December 31, 2014	100,000	1,013,127	2,070,479	3,183,606
Net loss	—	—	(596,899)	(596,899)

Balances at December 31, 2015	$100,000	$1,013,127	$1,473,580	$2,586,707

The accompanying notes are an integral part of these financial statements.

Saddlebrook Resorts, Inc.

Statements of Cash Flows

Years ended December 31, 2015 and 2014

	2015	2014
Cash flows from operating activities
Net loss	$(596,899)	$(2,765,475)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,862,110	1,862,539
Loss (gain) on disposal of property, buildings and equipment	—	1,942
Additions (reductions) to allowance for doubtful accounts	(9,594)	—
Change in assets and liabilities
(Increase) decrease in
Escrowed cash	(269,082)	113,407
Trade accounts receivable	14,171	147,251
Resort inventory and supplies	(17,542)	70,879
Prepaid expenses and other assets	(157,240)	(149,908)
Increase (decrease) in
Escrowed deposits	269,082	(113,407)
Accounts payable	(14,537)	(212,322)
Accrued rental distribution	(37,550)	128,111
Accrued expenses and other liabilities	(204,761)	226,297
Deferred income	(75,206)	(90,891)
Guest deposits	(40,268)	679,189

Net cash provided by (used in) operating activities	722,684	(102,388)

Cash flows from investing activities
Capital expenditures	(1,864,711)	(2,254,241)

Net cash used in investing activities	(1,864,711)	(2,254,241)

Cash flows from financing activities
Principal payments on long-term debt	(125,000)	(4,530,334)
Proceeds from long-term debt	2,000,000	5,000,000
Payments on capital lease obligations	(112,864)	(107,395)
Debt Issuance Costs	(31,944)	(68,383)
Net advances from related parties	(1,087,567)	2,270,865

Net cash provided by financing activities	642,625	2,564,753

Net (decrease) increase in cash and cash equivalents	(499,402)	208,124
Cash and cash equivalents, beginning of year	875,314	667,190

Cash and cash equivalents, end of year	$375,912	$875,314

Supplemental disclosure
Cash paid for interest	$217,413	$194,732

Non-cash investing activities

In January 2014, the Company acquired equipment through capital lease obligations of approximately $252,000.

As a result of a fire on the property that occurred in November 2013, the Company received insurance proceeds of

$650,000 during 2014. Such amount is recorded in Other Receivables at December 31, 2014. In March, 2015,

the Company received additional proceeds of $354,618

The accompanying notes are an integral part of these financial statements.

Saddlebrook Resorts, Inc.

Notes to Financial Statements

December 31, 2015 and 2014

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

The Company places its cash and cash equivalents on deposit with financial institutions in the United States. The Federal Deposit Insurance Corporation (“FDIC”) covers $250,000 for substantially all depository accounts. The Company from time to time may have amounts on deposit in excess of the insured limits. As of December 31, 2015, the Company had approximately $541,000 of cash and cash equivalents which exceeded these insured limits.

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

December 31, 2015 and 2014

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

There were no assets or liabilities that were required to be measured at fair value on a recurring basis on December 31, 2015 or 2014.

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

Asset Impairments

The Company’s management periodically evaluates whether there has been a permanent impairment of long-lived assets (property, buildings and equipment), in accordance with generally accepted accounting principles. During the years ended December 31, 2015 and 2014, the Company’s management evaluated assets for impairment and concluded that the sum of the undiscounted expected future cash flows (excluding interest charges) from its assets exceeded their then current carrying values. Accordingly, the Company did not recognize an impairment loss during the years ended December 31, 2015 or 2014.

Saddlebrook Resorts, Inc.

Notes to Financial Statements

December 31, 2015 and 2014

Deferred Charges

Deferred charges represent costs incurred in connection with the refinancing of the Company’s long-term debt. Amortization expense for deferred charges amounted to approximately $14,000 for the year ended December 31, 2015 and $8,000 for 2014. Deferred charges are expected to be amortized approximately $15,000 in 2016, 2017, 2018, and 2019.

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

Resort Revenues

Resort revenues are recognized as services are performed or products are delivered with the exception of initiation fee revenue, which is recognized over the average life of the memberships. Resort revenues also include rental revenues for condominium units owned by third parties participating in the Rental Pool. If these rental units were owned by the Company, normal costs associated with ownership such as depreciation, real estate taxes, unit maintenance and other costs would have been incurred. Instead, operating costs of the resort for the years ended December 31, 2015 and 2014 include rental pool distributions to participants and the maintenance escrow fund approximating $3,100,000 and $2,700,000, respectively.

Advertising

The Company charges costs of advertising to sales and marketing as incurred. The Company incurred advertising costs of approximately $256,000 and $378,000 during the years ended December 31, 2015 and 2014, respectively.

Income Taxes

The Company is currently a Qualified Subchapter S Subsidiary. Accordingly, no income tax expense was reflected in the Company’s operating results as the tax is assessed to the shareholders of its parent company.

Management has determined that the Company had no uncertain income tax positions that could have a significant effect on the financial statements at December 31, 2015 and 2014. The parent company’s federal income tax returns for 2012, 2013 and 2014 are subject to examination by the Internal Revenue Service, generally for a period of three years after the federal income tax returns were filed.

Employee Benefit Plan

The Company sponsors a defined contribution plan (the “Plan”), which provides retirement benefits for all eligible employees who have elected to participate. Employees must fulfill a one year service requirement to be eligible. The Company indefinitely suspended matching contributions effective with the year ended December 31, 2009 and has continued the suspension through 2015.

Recent Accounting Pronouncements

In May, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers,” which creates a new Topic, Accounting Standards Codification (“ASC”) Topic 606. The standard is principle-based and

Saddlebrook Resorts, Inc.

Notes to Financial Statements

December 31, 2015 and 2014

provides a five-step model to determine when and how revenue is recognized. The core principle is that an entity should recognize revenue when it transfers promised good or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This standard is effective for the Company beginning in 2017 and allows for either full retrospective adoption or modified retrospective adoption. The Company is currently evaluating the impact of the adoption of ASC Topic 606 on its financial statement.

In August 2014, the FASB issued ASU 2014-15 “Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern,” which provides guidance on determining when and how to disclose going-concern uncertainties in financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if “conditions or evens raise substantial doubt about the entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if “conditions or events raise substantial doubt about the entity’s ability to continue as a going concern.” The ASU applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The adoption of this guidance is not expected to have any impact on the Company’s results of operations or financial position. The Company is currently evaluating the impact of this update on future disclosures concerning its liquidity position.

In April, 2015, the FASB issued ASU 2015-03, “Interest – Imputation of Interest,” as part of the FASB’s initiative to simplify the presentation of debt issuance costs. Under the new guidance, debt issuance costs related to a recognized debt liability must be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The amortization of such costs should continue to be calculated using the interest method and be reported as interest expense. The Company is currently in the process of evaluating the impact of this update.

In February, 2016, the FASB issued ASU 2016-02, Leases (Topic 842), intending to improve financial reporting about leasing transactions. This ASU affects all companies and other organizations that lease assets such as real estate, airplanes, and manufacturing equipment. The ASU will require organizations that lease assets referred to as “Lessees” to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. An organization is to provide disclosures designed to enable users of financial statements to understand the amount, timing and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements concerning additional information about the amounts recorded in the financial statements. Under the new guidance, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current GAAP, the recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a capital or operating lease. However, unlike current GAAP, which requires only capital leases to be recognized on the balance sheet the new ASU will require both types of leases to be recognized. The FASB lessee accounting model will continue to account for both types of leases. The capital lease will be accounted for in substantially the same manner as capital leases are accounted for under existing GAAP. The operating lease will be accounted for in a manner similar to operating leases under existing GAAP, except that lessees will recognize a lease liability and a lease asset for all of the leases. The leasing standard will be effective for calendar year end public companies beginning after December 15, 2018. The Company is currently in the process of evaluating the impact of this update.

Saddlebrook Resorts, Inc.

Notes to Financial Statements

December 31, 2015 and 2014

3.	Management’s Plans Regarding Liquidity and Capital Resources

The Company continues to experience increased occupancy rates, when compared to prior periods. Ancillary service revenue is now beginning to show increases when compared to the prior periods as well. The Company believes that businesses have begun to alter their spending patterns as a result of the turnaround in the economy.

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

The Company’s ultimate shareholder has the financial ability and intent to continue to fund operations through affiliated companies that are 100% owned by the Company’s ultimate shareholder to the extent required to support the Company’s operations. The Company has loans outstanding to the affiliated companies of approximately $10.1 million and $10.9 million as of December 31, 2015 and 2014, respectively. In addition to the shareholders financial ability these affiliated Companies are expected to continue to generate positive cash flows during fiscal year 2016 should additional funding be required to support the Companies operations.

4.	Escrowed Cash

Escrowed cash, restricted as to use, as of December 31, is comprised of the following:

	2015	2014
Rental pool unit owner deposits for maintenance reserve fund held in a bank account which bears an interest rate of 0.05%	$372,021	$111,839
Security deposits held on long-term rentals	25,700	16,800

	$397,721	$128,639

Saddlebrook Resorts, Inc.

Notes to Financial Statements

December 31, 2015 and 2014

5.	Property, Buildings and Equipment, Net

Property, buildings and equipment as of December 31, consist of the following:

	Estimated Useful Lives	2015	2014
Land and land improvements		$8,417,431	$7,623,070
Buildings and recreational facilities	10–40	31,230,183	31,104,781
Machinery and equipment	5–15	20,017,312	18,099,905
Construction in progress		926,792	1,911,503

		60,591,718	58,739,259
Accumulated depreciation		(40,572,557)	(38,736,823)

		$20,019,161	$20,002,436

Substantially all property, buildings and equipment are mortgaged, pledged or otherwise subject to lien under a loan agreement (Note 7).

Depreciation expense amounted to approximately $1,848,000 and $1,852,000 for the years ended December 31, 2015 and 2014, respectively.

The Company leases equipment under agreements which are classified as capital lease obligations in the accompanying balance sheets. The equipment and obligations related to the leases are recorded at the present value of the minimum lease payments. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets. Total cost of equipment acquired through capital lease obligations was approximately $588,000 at December 31, 2015 and 2014. Accumulated amortization totaled $59,577 and $59,577 on the leased equipment at December 31, 2015 and 2014, respectively.

6.	Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities as of December 31 consist of the following:

	2015	2014
Accrued payroll and related expenses	$648,594	$913,344
Accrued insurance	229,324	91,253
Accrued property taxes	309,746	309,851
Other accrued expenses and liabilities	321,865	399,842

	$1,509,529	$1,714,290

7.	Long-term Debt and Capital Lease Obligations

Long-term debt at December 31 consists of the following:

Saddlebrook Resorts, Inc.

Notes to Financial Statements

December 31, 2015 and 2014

	2015	2014
Note payable to lender	$6,875,000	$5,000,000
Less current portion	(352,560)	(125,000)

	$6,522,440	$4,875,000

On June 6, 2014 the Company entered into a new financing agreement with a third party lender for $5,000,000. The proceeds were used to retire the existing term note due June 12, 2014 of $4,386,000. The remaining proceeds were used to pay closing costs and provide additional working capital. On December 6, 2015 this financing agreement was modified to include renewal for the existing principal balance of 4,875,000, along with an advance of an additional $2,000,000. The new term note expires December 6, 2020. At December 31, 2015 $6,875,000 was outstanding under the note. The term note requires monthly principle payments of $29,380 plus interest of 3% over the one month Libor index (3.27% at December 31, 2015). The term note is collateralized by all current and subsequently acquired real and personal property. The term note requires the Company to maintain a Debt Ratio of 1.25%.

Operating costs and planned expenditures for capital additions and improvements are expected to be adequately funded by the Company and its affiliates’ current cash reserves and cash generated by the resort operations.

Future maturities of long-term debt as of December 31, 2015 were as follows;

Years ending December 31,
2016	$352,560
2017	352,560
2018	352,560
2019	352,560
2020	5,464,760

$6,875,000

On December 13, 2012, the Company entered into a capital lease obligation for equipment in the amount of $80,479. The capital lease is secured by the equipment purchased, matures in November 2017 and requires monthly payments of $1,426, including interest at 2.44%. At December 31, 2015, the amount due on the capital lease obligation was $32,011

On December 2, 2012, the Company entered into a capital lease obligation for equipment in the amount of $255,874. The assets associated with this lease cost $294,724, of which $38,850 was reduced through the Company’s trade-in of existing equipment. This capital lease is secured by the equipment purchased, matures in December 2017 and requires monthly payments of $4,995, including interest at 6.41%, beginning in January 2013.At December 31, 2015, the amount due on the capital lease obligation was $112,245.

Saddlebrook Resorts, Inc.

Notes to Financial Statements

December 31, 2015 and 2014

On January 15, 2014 the Company entered into a capital lease obligation for equipment in the amount of $150,000. The capital lease is secured by equipment purchased, matures in December 2018 and requires monthly payments of $3,024 including interest of 7.75%. At December 31, 2015, the amount due on the capital lease obligation was $94,447.

On January 15, 2014, the Company entered into a capital lease obligation for equipment in the amount of $102,000. The capital lease is secured by equipment purchased, matures in December 2018 and requires monthly payments of $2,233, including interest an 11.30%. At December 31, 2015 the amount due on the capital lease obligation was $67,917.

Future minimum payments under the capital lease obligations at December 31, 2015 were as follows:

Years ending December 31,
2016	$121,008
2017	128,376
2018	57,236

306,620
Less current portion	(121,008)

$185,612

8.	Resort Revenues and Operating Costs of Resort

Resort revenues and operating costs of resort are comprised of the following:

	Years Ended December 31,
	2015	2014
Resort Revenues
Room revenue subject to rental pool agreement	$8,268,838	$7,438,071
Food and beverage	10,583,028	9,148,916
Resort facilities and other	11,243,220	10,362,200

	$30,095,086	$26,949,187

Operating Costs of Resort
Distribution to rental pool participants	$3,093,958	$2,728,364
Food and beverage	5,966,197	5,491,169
Resort facilities and other	14,817,961	14,114,484

	$23,878,116	$22,334,017

Saddlebrook Resorts, Inc.

Notes to Financial Statements

December 31, 2015 and 2014

9.	Related Party Transactions

Amounts due from related parties as of December 31 are comprised of the following:

	2015	2014
Saddlebrook Resort Condominium Association, Inc.	$188,988	$52,642
Saddlebrook International Sports, LLC	93,351	25,874
Dempsey Resort Management, Inc.	4,608	4,600
Saddlebrook Properties LLC	4,947	4,808
Saddlebrook Realty, Inc.	786,400	667,078
Saddlebrook Investments, Inc.	16,250	13,950
Other	13,795	17,069

	$1,108,339	$786,021

Amounts due to related parties as of December 31, are comprised of the following:

	2015	2014
Saddlebrook Holdings, Inc.	$10,101,171	$10,866,419

	$10,101,171	$10,866,419

Saddlebrook Holdings, Inc. (‘SHI”) the Company’s parent company advanced SRI the amount of $2,460,615 during the year ended December 31, 2014. During the year ending December 31, 2015 SRI made repayments to SHI amounting to $765,248.

Saddlebrook International Tennis, Inc. (“SIT”), which is solely owned by SHI, owns a 70% interest in Saddlebrook International Sports, LLC (“SIS”) which operates a tennis training facility and preparatory school at the resort. SIS owns 10 condominium units at the Resort, two of which participate in the Rental Pool Operation. The Company received revenue from SIS for use of its facilities and services provided to SIS and its guests, which amounted to approximately $1,587,000 and $1,800,000 for the years ended December 31, 2015 and 2014 respectively. The Company had amounts due from SIS which amounted to $93,351 and $25,874 for the years ended December 31, 2015 and 2014 respectively.

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

December 31, 2015 and 2014

Dempsey and Daughters, Inc. hold certain tracts of real estate and own 24 individual condominium units at the Resort, 10 of which participate in the Rental Pool Operation. This company is solely owned by SHI.

The Company performs certain accounting and property management activities on behalf of the Saddlebrook Resort Condominium Association (the “Association”) and is reimbursed for expenses paid on behalf of the Association. Expenses paid on behalf of and services provided to the Association amounted to approximately $1,654,000 and $1,516,000 for the years ended December 31, 2015 and 2014, respectively.

Other related party receivables and payables consist of transactions with several other entities, along with receivables from employees for resort charges and travel advances.

10.	Commitments and Contingencies

The Company is involved in litigation in the ordinary course of business. In the opinion of management, these matters are adequately covered by insurance or indemnification from other third parties and/or the effect, if any, of these claims is not material to the reported financial condition or results of operations of the Company as of December 31, 2015.

In February 2011, the Company entered into a five-year professional services agreement with a company that specializes in golf instruction. Effective July 2014, the Company terminated its agreement for these services. During the year ended December 31, 2014 the Company paid approximately $50,000 under this agreement.

During the year ended December 31, 2012, the Company entered into a supply chain agreement with an external organization to purchase certain inventory and supplies. The agreement called for the Company to purchase at least 80% of its annual purchase requirements for these items, which was estimated to be $2.9 million with the external organization. The agreement had an initial term of two years and expired September 8, 2014. The Company continues to utilize this agreement on a monthly basis with no set contract.

The Company also leases equipment under operating leases. Some of the leases contain annual renewal options after the initial lease term. Lease expense amounted to approximately $70,000 and $69,000 for the years ended December 31, 2015 and 2014, respectively.

Future minimum lease payments under non-cancelable operating leases with initial lease terms in excess of one year are as follows:

2016	$77,076
2017	77,076
2018	46,080
2019	3,840

$204,072

Saddlebrook Resorts, Inc.

Notes to Financial Statements

December 31, 2015 and 2014

11.	Investment in Stock

In 1993, the Company invested in and formed a captive insurance company, Resort Hotel Insurance Company (“RHIC”), with other resorts participating in Resort Hotel Association (“RHA”), an insurance risk purchasing group. The Company retains an equity interest in and pays insurance premiums to RHIC. The Company’s ownership is approximately 14% and all amounts contributed as capital ($132,866 as of December 31, 2015) and the increase in equity cumulative to date ($365,055 as of December 31, 2015) are recorded as a component of prepaid expenses and other assets in the accompanying balance sheets. Any change in equity is reflected as a component of other income in the statements of operations. The Company’s investment approximates the proportionate net book value of the insurance company at December 31, 2015. The Company’s stock in RHIC is restricted and may not be sold in the open market. The Company may withdraw from RHA annually at the renewal date of any of its property or casualty policies.

12.	Insurance Claim

On November 2, 2013, the Company experienced damage to storage facilities and equipment due to a fire. As of December 31, 2015, the Company has incurred approximately $790,826 toward the repair of the facility and replacement of equipment. The Company filed an insurance claim and received $1,304,618 toward the settlement of the insurance claim of which $300,000 in 2013, $650,000 in 2014 (recorded as other receivable at December 31, 2013) and $354,618 in 2015 and has been reflected as an offset to general and administrative expenses.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors of Saddlebrook

Resorts, Inc., as Operators under the Saddlebrook

Rental Pool and Agency Appointment Agreement

Wesley Chapel, Florida

We have audited the accompanying balance sheets of Saddlebrook Rental Pool Operation (funds created for participants who have entered into a rental pool agreement as explained in Note 1) as of December 31, 2015 and 2014 and the related statements of operations and changes in participants’ fund balance for the years then ended. These financial statements are the responsibility of the rental pool operator’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Saddlebrook Rental Pool Operation as of December 31, 2015 and 2014 and the results of its operations and changes in participants’ fund balance for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Cherry Bekaert LLP

Tampa, Florida

March 30, 2016

Saddlebrook Rental Pool Operation

Balance Sheets

December 31, 2015 and 2014

Distribution Fund
	2015	2014
Assets
Receivable from Saddlebrook Resorts, Inc.	$488,021	$525,571

Liabilities and Participants’ Fund Balance
Due to participants for rental pool distribution	$439,589	$475,229
Due to maintenance escrow fund	48,432	50,342

	$488,021	$525,571

Maintenance Escrow Fund
Assets
Cash in bank	$372,021	$111,839
Receivables
Distribution fund	48,432	50,342
Accrued Interest	(16)
Prepaid expenses and other assets	34	14,925
Linen inventory	17,925	—
Furniture inventory	43,421	138,331

	$481,817	$315,437

Liabilities and Participants’ Fund Balance
Due to Saddlebrook Resorts, Inc.	$186,109	$78,526
Participants’ fund balance	295,708	236,911

	$481,817	$315,437

The accompanying notes are an integral part of these financial statements.

Saddlebrook Rental Pool Operation

Statements of Operations

Years Ended December 31, 2015 and 2014

Distribution Fund
	2015	2014
Rental pool revenues	$8,268,838	$7,438,071

Deductions
Marketing fee	620,162	557,855
Management fee	1,033,604	929,759
Travel agent commissions	357,457	406,703
Bad debt reserve	—	—
Credit card expense	213,033	191,247

	2,224,256	2,085,564

Net rental income	6,044,582	5,352,507
Operator share of net rental income	(2,720,062)	(2,408,628)
Other revenues (expenses)
Complimentary room revenues	25,818	29,362
Minor repairs and replacements	(256,380)	(244,877)

Amounts available for distribution to participants and maintenance escrow fund	$3,093,958	$2,728,364

The accompanying notes are an integral part of these financial statements.

Saddlebrook Rental Pool Operation

Statements of Changes in Participants’ Fund Balance

Years Ended December 31, 2015 and 2014

Distribution Fund
	2015	2014
Balances, beginning of year	$—	$—
Additions
Amounts available for distribution	3,093,958	2,728,364
Reductions
Amounts withheld for maintenance escrow fund	(373,896)	(319,736)
Amounts accrued or paid to participants	(2,720,062)	(2,408,628)

Balances, end of year	$—	$—

Maintenance Escrow Fund
Balances, beginning of year	$236,911	$322,816
Additions
Amount withheld from distribution fund	373,896	319,736
Unit owner payments	142,510	128,630
Interest earned	22	25
Reductions
Unit renovations	(79,940)	(24,652)
Refunds of excess amounts in escrow accounts	(11,462)	(15,381)
Maintenance charges	(282,311)	(286,150)
Linen expense	(83,918)	(208,113)

Balances, end of year	$295,708	$236,911

The accompanying notes are an integral part of these financial statements.

Saddlebrook Rental Pool Operation

Notes to Financial Statements

December 31, 2015 and 2014

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