Form 10-Q
period 2016-03-31
SADDLEBROOK RESORTS INC
filed 2016-05-13
CIK 313151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SADDLEBROOK RESORTS, INC.

BALANCE SHEETS

	March 31, 2016 (Unaudited)	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$1,685,339	$375,912
Escrowed cash	311,566	397,721
Accounts receivable, net	3,622,929	1,521,133
Due from related parties	1,061,851	1,108,339
Inventory and supplies	1,244,499	1,270,969
Prepaid expenses and other assets	1,097,465	1,020,292

Total current assets	9,023,649	5,694,366
Property, buildings and equipment, net	19,873,112	20,019,161

Total assets	$28,896,761	$25,713,527

Liabilities and Shareholder’s Equity
Current liabilities:
Current portion of long-term debt	$352,560	$352,560
Current portion of capital lease obligation	123,142	121,008
Escrowed deposits	311,566	397,721
Accounts payable	853,330	593,328
Accrued rental distribution	1,456,100	488,021
Accrued expenses and other liabilities	1,731,449	1,509,529
Current portion of deferred income	833,110	715,661
Guest deposits	1,097,123	1,632,372
Due to related parties	10,500,094	10,101,171

Total current liabilities	17,258,474	15,911,371
Long-term debt, net of deferred issuance costs of $73,157 and $78,174 at March 31, 2016 and December 31, 2015, respectively	6,361,142	6,444,266
Long-term capital lease obligation	154,015	185,612
Deferred income	562,225	585,571

Total liabilities	24,335,856	23,126,820

Shareholder’s equity:
Common stock, $1.00 par value, 100,000 shares authorized and outstanding	100,000	100,000
Additional paid-in capital	1,013,127	1,013,127
Retained earnings	3,447,778	1,473,580

Total shareholder’s equity	4,560,905	2,586,707

Total liabilities and shareholder’s equity	$28,896,761	$25,713,527

The accompanying Notes to Financial Statements are an integral part of these financial statements

SADDLEBROOK RESORTS, INC.

STATEMENTS OF OPERATIONS

AND ACCUMULATED EARNINGS

(Unaudited)

	Three months ended March 31,
	2016	2015
Resort revenues	$12,343,843	$11,465,502

Costs and expenses:
Operating costs	8,403,355	7,661,855
Sales and marketing	538,424	590,513
General and administrative	888,488	805,539
Net Gain on disposal of assets	—	(454,618)
Depreciation	468,509	422,372

Total costs and expenses	10,298,776	9,025,661

Net operating income before other (income) and expense	2,045,067	2,439,841

Other (income) and expense:
Other income	(8,017)	(38,153)
Interest expense	78,886	58,677

Total other expense	70,869	20,524

Net income	1,974,198	2,419,317
Accumulated earnings at beginning of period	1,473,580	2,070,479

Accumulated earnings at end of period	$3,447,778	$4,489,796

The accompanying Notes to Financial Statements are an integral part of these financial statements

SADDLEBROOK RESORTS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
	2016	2015
Operating activities:
Net income	$1,974,198	$2,419,317
Non-cash items included in net income:
Depreciation	468,509	422,372
Amortization of debt financing costs	5,017	3,420
(Increase) decrease in:
Accounts receivable	(2,101,796)	(2,890,237)
Inventory and supplies	26,470	(549)
Prepaid expenses and other assets	(77,173)	(90,951)
(Decrease) increase in:
Accounts payable	260,002	577,604
Guest deposits	(535,249)	(439,446)
Accrued expenses and other liabilities	1,190,002	708,290
Deferred income	94,102	(5,381)

Cash flow provided by operating activities	1,304,082	704,439

Investing activities:
Capital expenditures	(322,462)	(181,836)

Cash flow used in investing activities	(322,462)	(181,836)

Financing activities:
Payments on long-term debt	(88,141)	—
Payments on capital lease obligations	(29,463)	(27,488)
Net borrowings (payments) from related parties	445,411	(224,134)

Cash flow provided by (used in) financing activities	327,807	(251,622)

Net increase in cash	1,309,427	270,981
Cash at beginning of period	375,912	875,314

Cash at end of period	$1,685,339	$1,146,295

Supplemental disclosure of cash flow information:
Cash paid for interest	$73,869	$55,257

Non-cash investing activities

As a result of a fire on the property that occurred in September 2013, the Company received insurance proceeds of $354,618 during March 2015.

The accompanying Notes to Financial Statements are an integral part of these financial statements.

SADDLEBROOK RESORTS, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

Saddlebrook Resorts, Inc. (the “Company”) developed and operates Saddlebrook Resort, which is a condominium hotel and resort located in Wesley Chapel, Florida.

The Company’s accompanying balance sheet for March 31, 2016, and its statements of operations and accumulated earnings and cash flows for the three month periods ended March 31, 2016 and 2015, are unaudited but reflect all adjustments which are, in the opinion of management, necessary for the fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. The balance sheet at December 31, 2015 has been derived from the audited financial statements as of that date.

The Company’s business is seasonal. Therefore, the results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for future interim periods or the full fiscal year.

These financial statements and related notes are presented for interim periods in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X, and, consequently, do not include all disclosures normally required by accounting principles generally accepted in the United States. Accordingly, these financial statements and related notes should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Note 2. Accounts Receivable

	March 31, 2016 (Unaudited)	December 31, 2015
Trade accounts receivable	$3,652,375	$1,550,845
Less reserve for bad debts	(29,446)	(29,712)

	$3,622,929	$1,521,133

Note 3. Property, Buildings and Equipment

	March 31, 2016 (Unaudited)	December 31, 2015
Land and land improvements	$8,417,431	$8,417,431
Buildings and recreational facilities	31,255,743	31,230,183
Machinery and equipment	20,083,018	20,017,312
Construction in progress	1,157,987	926,792

	60,914,179	60,591,718
Less accumulated depreciation	(41,041,067)	(40,572,557)

	$19,873,112	$20,019,161

The Company’s property, buildings and equipment are pledged as security for its debt (see Note 4).

Note 4. Notes Payable and Capital Lease Obligation

On December 6, 2015 the Company’s financing agreement with a third party lender was modified to include renewal for the existing principal balance of $4,875,000, along with an advance of an additional $2,000,000. The new term note expires December 6, 2020. At March 31, 2016 $6,786,859 was outstanding under the note. The term note requires monthly principle payments of $29,380 plus interest of 3% over the one month Libor index (3.44% at March 31, 2016). The term note is collateralized by all current and subsequently acquired real and personal property. The term note requires the Company to maintain a Debt Ratio, as defined, of 1.25%.

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs”, which requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 required retrospective adoption and became effective with respect to the Company’s financial statements on January 1, 2016. Prior to the effective date, such issuance costs were classified as assets and included as deferred charges, net, in the Company’s balance sheet. Under the provisions of ASU 2015-03, such issuance costs are presented as a direct deduction from the carrying amount of the related debt in the accompanying March 31, 2016 balance sheet, and have been reclassified in the December 31, 2015 balance sheet to conform to the 2016 presentation.

On December 13, 2012, the Company entered into a capital lease obligation for equipment in the amount of $80,479. The capital lease is secured by the equipment purchased, matures in November 2017 and requires monthly payments of $1,426, including interest at 2.44%. At March 31, 2016, the amount due on this capital lease obligation was $27,920.

On December 2, 2012, the Company entered into a capital lease obligation for equipment in the amount of $255,874. The assets associated with this lease cost $294,724, of which $38,850 was reduced through the Company’s trade-in of existing equipment. This capital lease is secured by the equipment purchased, matures in December 2017 and requires monthly payments of $4,995, including interest at 6.41%, beginning in January 2013. At March 31, 2016, the amount due on this capital lease obligation was $98,986.

On January 15, 2014 the Company entered into a capital lease obligation for equipment in the amount of $150,000. The capital lease is secured by equipment purchased, matures in December 2018 and requires monthly payments of $3,024 including interest of 7.75%. At March 31, 2016, the amount due on this capital lease obligation was $87,159.

On January 15, 2014, the Company entered into a capital lease obligation for equipment in the amount of $102,000. The capital lease is secured by equipment purchased, matures in December 2018 and requires monthly payments of $2,233, including interest an 11.30%. At March 31, 2016 the amount due on this capital lease obligation was $63,092.

Note 5. Related Party Receivables and Payables

Related party receivables and payables at March 31, 2016 and December 31, 2015 are the result of net intercompany transactions and cash transfers between the Company and its shareholder and affiliated companies. Related party receivables and payables are unsecured and non-interest bearing.

Note 6. Income Taxes

The Company is currently a member of a Qualified Subchapter S Subsidiary Group. Accordingly, no income tax expense was reflected in the Company’s operating results as the tax is assessed to the shareholders of the Company’s parent company.

SADDLEBROOK RENTAL POOL OPERATION

BALANCE SHEETS

DISTRIBUTION FUND

	March 31, 2016 (Unaudited)	December 31, 2015
Assets
Receivable from Saddlebrook Resorts, Inc.	$1,456,100	$488,021

Liabilities and Participants’ Fund Balance
Due to participants for rental pool distribution	$1,237,219	$439,589
Due to maintenance escrow fund	218,881	48,432

	$1,456,100	$488,021

MAINTENANCE ESCROW FUND

	March 31, 2016 (Unaudited)	December 31, 2015
Assets
Cash and cash equivalents	$290,216	$372,021
Receivables:
Distribution fund	218,881	48,432
Accrued Interest	9	(16)
Prepaid expenses and other assets	—	34
Linen Inventory	107,789	17,925
Furniture Inventory	48,299	43,421

	$665,194	$481,817

Liabilities and Participants’ Fund Balance
Accounts payable	$220,688	$186,109
Participants’ fund balance	444,506	295,708

	$665,194	$481,817

SADDLEBROOK RENTAL POOL OPERATION

STATEMENTS OF OPERATIONS

(Unaudited)

DISTRIBUTION FUND

	Three months ended March 31,
	2016	2015
Rental pool revenue	$3,636,773	$3,498,187

Deductions:
Marketing fee	272,758	262,364
Management fee	454,597	437,273
Travel agent commissions	88,535	182,238
Credit card expense	71,508	81,693

	887,398	963,568

Net rental income	2,749,375	2,534,619
Less operator share of net rental income	(1,237,219)	(1,140,579)
Other revenues (expenses):
Complimentary room revenues	16,899	6,440
Minor repairs and replacements	(72,955)	(67,496)

Amount available for distribution	$1,456,100	$1,332,984

SADDLEBROOK RENTAL POOL OPERATION

STATEMENTS OF CHANGES IN PARTICIPANTS’ FUND BALANCES

(Unaudited)

DISTRIBUTION FUND

	Three months ended March 31,
	2016	2015
Balance at beginning of period	$—	$—
Additions:
Amount available for distribution	1,456,100	1,332,984
Reductions:
Amount withheld for maintenance escrow fund	(218,881)	(192,405)
Amount accrued or paid to participants	(1,237,219)	(1,140,579)

Balance at end of period	$—	$—

MAINTENANCE ESCROW FUND

	Three months ended March 31,
	2016	2015
Balance at beginning of period	$295,708	236,911
Additions:
Amount withheld from distribution fund	218,881	192,405
Unit owner payments	13,864	78,900
Interest earned	—	3
Reductions:
Escrow account refunds	—	(2,737)
Maintenance charges	(83,947)	(46,734)
Unit renovations	—	(82,014)
Linen replacement	—	(32,405)

Balance at end of period	$444,506	$344,329

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

Results of Operations

First quarter 2016 compared to first quarter 2015

The Company’s total revenues increased $878,000, or 8%, for the three months ended March 31, 2016 compared to the same period in the prior year. Total revenues for the Rental Pool increased $139,000, or 4%. These changes are directly related to an increase in occupancy over the prior period.

Total costs and expenses increased $818,000, or about 9%, for the Company prior to the offset of $455,000 in insurance proceeds recorded as gain on disposal of assets in the prior period. Total costs and expenses for the Rental Pool Operation decreased $76,000, or about 8%.

The Company’s net income for the quarter increased in the amount of $9,500 compared to the same period in the prior year, prior to the recording of insurance proceeds in the prior period. Amounts available for distribution for the Rental Pool Operation increased $123,000 from the comparable period last year.

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

On December 6, 2015 the Company’s financing agreement with a third party lender was modified to include renewal for the existing principal balance of $4,875,000, along with an advance of an additional $2,000,000. The new term note expires December 6, 2020. At March 31, 2016 $6,786,859 was outstanding under the note. The term note requires monthly principle payments of $29,380 plus interest of 3% over the one month Libor index (3.44% at March 31, 2016). The term note is collateralized by all current and subsequently acquired real and personal property. The term note requires the Company to maintain a Debt Ratio, as defined, of 1.25%.

The Company’s ultimate shareholder has the financial ability and intent to continue to fund operations through affiliated companies that are 100% owned by the Company’s ultimate shareholder to the extent required to support the Company’s operations. The Company has loans outstanding to the affiliated companies of approximately $10.5 million and $10.1 million as of March 31, 2016 and December 31, 2015, respectively. In addition to the shareholders’ financial ability these affiliated Companies are expected to continue to generate positive cash flows during fiscal year 2016 should additional funding be required to support the Company’s operations.

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

The Company’s term note bears interest at 3.0% over the one month LIBOR index and matures in December 2020.

Item 4. Controls and Procedures

The Company’s management, including the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures as of March 31, 2016, pursuant to Exchange Act Rule 15d-15. Based upon that evaluation, the Company’s Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2016 in timely alerting them to material information required to be included in the Company’s periodic SEC filings.

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

There were no changes in the Company’s internal controls over financial reporting during the three months ended March 31, 2016 that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

SADDLEBROOK RESORTS, INC.
(Registrant)

Date: May 13, 2016	/s/ Donald L. Allen
Donald L. Allen
Vice President and Treasurer
(Principal Financial and Accounting Officer)