Form 10-Q
period 2016-06-30
SADDLEBROOK RESORTS INC
filed 2016-08-12
CIK 313151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Large accelerated filer	☐	Accelerated Filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Registrant has 100,000 shares of common stock outstanding, all of which are held by an affiliate of the Registrant.

-  2  -

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SADDLEBROOK RESORTS, INC.

BALANCE SHEETS

	June 30, 2016 (Unaudited)	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$1,047,817	$375,912
Escrowed cash	345,966	397,721
Accounts receivable, net	2,148,356	1,521,133
Due from related parties	1,191,333	1,108,339
Inventory and supplies	1,192,527	1,270,969
Prepaid expenses and other current assets	1,039,777	1,020,292

Total current assets	6,965,776	5,694,366
Property, buildings and equipment, net	19,698,939	20,019,161

Total assets	$26,664,715	$25,713,527

Liabilities and Shareholder’s Equity
Current liabilities:
Current portion of long-term debt	$352,560	$352,560
Current portion of capital lease obligation	125,319	121,008
Escrowed deposits	345,966	397,721
Accounts payable	539,372	593,328
Accrued rental distribution	738,512	488,021
Accrued expenses and other liabilities	1,362,483	1,509,529
Current portion of deferred income	839,628	715,661
Guest deposits	1,065,501	1,632,372
Due to related parties	10,090,654	10,101,171

Total current liabilities	15,459,995	15,911,371
Long-term debt, net of deferred issuance costs of $68,141 and $78,174 at June 30, 2016 and December 31, 2015, respectively	6,278,017	6,444,266
Long-term capital lease obligation	121,855	185,612
Deferred income	532,330	585,571

Total liabilities	22,392,197	23,126,820

Shareholder’s equity:
Common stock, $1.00 par value, 100,000 shares authorized and outstanding	100,000	100,000
Additional paid-in capital	1,013,127	1,013,127
Retained earnings	3,159,391	1,473,580

Total shareholder’s equity	4,272,518	2,586,707

	$26,664,715	$25,713,527

The accompanying notes are an integral part

of these financial statements

-  3  -

SADDLEBROOK RESORTS, INC.

STATEMENTS OF OPERATIONS

AND ACCUMULATED EARNINGS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Revenues	$7,597,930	$9,469,412	$19,941,773	$20,934,914

Costs and expenses:
Operating costs	5,944,298	6,900,029	14,347,655	14,561,884
Sales and marketing	657,626	647,400	1,196,050	1,237,913
General and administrative	728,468	735,985	1,616,956	1,086,906
Depreciation	481,367	409,850	949,873	832,223

Total costs and expenses	7,811,759	8,693,264	18,110,534	17,718,926

Net operating (loss) income before other income (expenses)	(213,829)	776,148	1,831,239	3,215,988

Other income (expenses)
Other income	5,906	13,450	13,921	51,603
Interest expense	(80,464)	(58,309)	(159,349)	(116,985)

Total other expenses, net	(74,558)	(44,859)	(145,428)	(65,382)
Net (loss) income	(288,387)	731,289	1,685,811	3,150,606
Accumulated earnings at beginning of period	3,447,778	4,489,796	1,473,580	2,070,479

Accumulated earnings at end of period	$3,159,391	$5,221,085	$3,159,391	$5,221,085

The accompanying notes are an integral part

of these financial statements

-  4  -

SADDLEBROOK RESORTS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
	2016	2015
Operating activities:
Net income	$1,685,811	$3,150,606
Non-cash items included in net income:
Depreciation	949,873	832,223
Amortization of debt financing costs	10,033	6,839
Decrease (increase) in:
Accounts receivable	(627,223)	(1,505,777)
Inventory and supplies	78,442	32,958
Prepaid expenses and other assets	(19,485)	(154,599)
(Decrease) increase in:
Accounts payable	(53,956)	(8,283)
Accrued rental distribution	250,491	528,963
Guest deposits	(566,871)	(843,068)
Accrued expenses and other liabilities	(147,046)	(383,194)
Deferred income	70,726	(27,214)

Cash flow provided by operating activities	1,630,795	1,629,454

Investing activities:
Capital expenditures	(629,651)	(604,337)

Cash flow used in investing activities	(629,651)	(604,337)

Financing activities:
Payments on long-term debt	(176,282)	—
Payments on capital lease obligations	(59,446)	(55,455)
Net repayments to related parties	(93,511)	(491,365)

Cash flow used in financing activities	(329,239)	(546,820)

Net increase in cash and cash equivalents	671,905	478,297
Cash and cash equivalents at beginning of period	375,912	875,314

Cash and cash equivalents at end of period	$1,047,817	$1,353,611

Supplemental disclosure of cash flow information:
Cash paid for interest	$149,316	$110,147

Non-cash investing activities

As a result of a fire on the property that occurred in September 2013, the Company received insurance proceeds of $354,618 during March 2015.

The accompanying notes are an integral part

of these financial statements

-  5  -

SADDLEBROOK RESORTS, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

Saddlebrook Resorts, Inc. (the “Company”) developed and operates Saddlebrook Resort, which is a condominium hotel and resort located in Wesley Chapel, Florida.

The Company’s accompanying balance sheet for June 30, 2016, and its statements of operations and accumulated earnings and cash flows for the three and six month periods ended June 30, 2016 and 2015, are unaudited but reflect all adjustments which are, in the opinion of management, necessary for the fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. The balance sheet at December 31, 2015 has been derived from the audited financial statements as of that date.

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

Note 2. Accounts Receivable

	June 30, 2016 (Unaudited)	December 31, 2015
Trade accounts receivable	$2,177,803	$1,550,845
Less allowance for bad debts	(29,447)	(29,712)

	$2,148,356	$1,521,133

Note 3. Property, Buildings and Equipment

	June 30, 2016 (Unaudited)	December 31, 2015
Land and land improvements	$8,417,431	$8,417,431
Buildings and recreational facilities	31,323,131	31,230,183
Machinery and equipment	20,652,025	20,017,312
Construction in progress	811,391	926,792

	61,203,978	60,591,718
Less accumulated depreciation	(41,505,039)	(40,572,557)

	$19,698,939	$20,019,161

The Company’s property, buildings and equipment are pledged as security for its long-term debt (see Note 4).

-  6  -

Note 4. Long-term debt and Capital Lease Obligation

On December 6, 2015, the Company’s financing agreement with a third party lender was modified to include renewal for the existing principal balance of $4,875,000, along with an advance of an additional $2,000,000. The new term note expires December 6, 2020. At June 30, 2016, $6,698,718 was outstanding under the note. The term note requires monthly principle payments of $29,380 plus interest of 3% over the one month Libor index (3.46% at June 30, 2016). The term note is collateralized by all current and subsequently acquired real and personal property. The term note requires the Company to maintain a Debt Ratio, as defined, of 1.25%.

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs”, which requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 required retrospective adoption and became effective with respect to the Company’s financial statements on January 1, 2016. Prior to the effective date, such issuance costs were classified as assets and included as deferred charges, net, in the Company’s balance sheet. Under the provisions of ASU 2015-03, such issuance costs are presented as a direct deduction from the carrying amount of the related debt in the accompanying June 30, 2016 balance sheet, and have been reclassified in the December 31, 2015 balance sheet to conform to the 2016 presentation.

On December 13, 2012, the Company entered into a capital lease obligation for equipment in the amount of $80,479. The capital lease is secured by the equipment purchased, matures in November 2017 and requires monthly payments of $1,426, including interest at 2.44%. At June 30, 2016, the amount due on this capital lease obligation was $23,804.

On December 2, 2012, the Company entered into a capital lease obligation for equipment in the amount of $255,874. The assets associated with this lease cost $294,724, of which $38,850 was reduced through the Company’s trade-in of existing equipment. This capital lease is secured by the equipment purchased, matures in December 2017 and requires monthly payments of $4,995, including interest at 6.41%, beginning in January 2013. At June 30, 2016, the amount due on this capital lease obligation was $85,513.

On January 15, 2014, the Company entered into a capital lease obligation for equipment in the amount of $150,000. The capital lease is secured by equipment purchased, matures in December 2018 and requires monthly payments of $3,024 including interest of 7.75%. At June 30, 2016, the amount due on this capital lease obligation was $79,728.

On January 15, 2014, the Company entered into a capital lease obligation for equipment in the amount of $102,000. The capital lease is secured by equipment purchased, matures in December 2018 and requires monthly payments of $2,233, including interest an 11.30%. At June 30, 2016, the amount due on this capital lease obligation was $58,129.

-  7  -

Note 5. Related Party Receivables and Payables

Related party receivables and payables at June 30, 2016 and December 31, 2015 are the result of net intercompany transactions and cash transfers between the Company and its shareholder and affiliated companies. Related party receivables and payables are unsecured and non-interest bearing.

Note 6. Income Taxes

The Company is currently a member of a Qualified Subchapter S Subsidiary Group. Accordingly, no income tax expense was reflected in the Company’s operating results as the tax is assessed to the shareholders of the Company’s parent company.

-  8  -

SADDLEBROOK RENTAL POOL OPERATION

BALANCE SHEETS

DISTRIBUTION FUND

	June 30, 2016 (Unaudited)	December 31, 2015
Assets
Receivable from Saddlebrook Resorts, Inc.	$738,512	$488,021

Liabilities and Participants’ Fund Balance
Due to participants for rental pool distribution	$647,828	$439,589
Due to maintenance escrow fund	90,684	48,432

	$738,512	$488,021

MAINTENANCE ESCROW FUND

	June 30, 2016 (Unaudited)	December 31, 2015
Assets
Cash and cash equivalents	$322,966	$372,021
Receivables:
Distribution fund	90,684	48,432
Interest accrued	(42)	(16)
Owner payments	—	—
Linen inventory	123,202	17,925
Furniture inventory	54,679	43,421
Prepaid expenses and other assets	227	34

	$591,716	$481,817

Liabilities and Participants’ Fund Balance
Accounts payable	$91,436	$186,109
Participants’ fund balance	500,280	295,708

	$591,716	$481,817

The accompanying notes are an integral part

of these financial statements

-  9  -

SADDLEBROOK RENTAL POOL OPERATION

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Rental pool revenues	$2,071,871	$2,765,127	$5,708,644	$6,263,314

Deductions:
Marketing fee	155,390	207,384	428,148	469,748
Management fee	258,984	345,641	713,581	782,914
Travel agent commissions	156,531	118,033	245,066	300,271
Credit card expense	61,349	73,546	132,857	155,239

	632,254	744,604	1,519,652	1,708,172

Net rental income	1,439,617	2,020,523	4,188,992	4,555,142
Less operator share of net rental income	(647,828)	(909,235)	(1,885,047)	(2,049,814)
Other revenues (expenses):
Complimentary room revenues	11,821	7,381	28,720	13,821
Minor repairs and replacements	(65,098)	(64,135)	(138,053)	(131,631)

Amount available for distribution	$738,512	$1,054,534	$2,194,612	$2,387,518

The accompanying notes are an integral part

of these financial statements

-  10  -

SADDLEBROOK RENTAL POOL OPERATION

STATEMENTS OF CHANGES IN PARTICIPANTS’ FUND BALANCES

(Unaudited)

DISTRIBUTION FUND

	Six months ended June 30,
	2016	2015
Balance at beginning of period	$—	$—
Additions:
Amount available for distribution	2,194,612	2,387,518
Reductions:
Amount withheld for maintenance escrow fund	(309,565)	(337,704)
Amount accrued or paid to participants	(1,885,047)	(2,049,814)

Balance at end of period	$—	$—

MAINTENANCE ESCROW FUND

	Six months ended June 30,
	2016	2015
Balance at beginning of period	$295,708	236,911
Additions:
Amount withheld from distribution fund	309,565	337,704
Unit owner payments	67,974	95,342
Interest earned	—	10
Reductions:
Escrow account refunds	(1,647)	(9,045)
Maintenance charges	(171,320)	(93,761)
Unit renovations	—	(81,379)
Linen replacement	—	(63,491)

Balance at end of period	$500,280	$422,291

The accompanying notes are an integral part

of these financial statements

-  11  -

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

-  12  -

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

Results of Operations

Second quarter 2016 compared to second quarter 2015

The Company’s total revenues decreased approximately $1,871,000, or about 20%, for the three months ended June 30, 2016 compared to the same period in the prior year. Total revenues for the Rental Pool decreased approximately $693,000, or about 25%. The decreases in the Company’s revenue and the Rental Pool revenue are directly related to a decrease in group occupancy of approximately 7%. Overall group bookings had a soft second quarter due to a lack of repeat business.

Total costs and expenses decreased approximately $881,000, or about 10%, for the Company, and $113,000, or about 15%, for the Rental Pool Operation. These reductions in costs and expenses are directly related to the decreases in revenue when comparing the two periods.

The Company experienced a net loss for the quarter in the amount of approximately $288,000, compared to the net income of the prior comparable quarter of approximately $731,000. Amounts available for distribution for the Rental Pool Operation decreased approximately $316,000, or about 30%, from the comparable period last year.

First six months 2016 compared to first six months 2015

The Company’s total revenues decreased approximately $993,000, about 5%, for the six months ended June 30, 2016 compared to the same period in the prior year. The total revenues for the Rental Pool decreased approximately $554,000, or about 9%.

Total costs and expenses for the Company increased approximately $392,000 or 2%. Total costs and expenses for the Rental Pool Operation decreased by about $188,000, about 11%. The nature of the business does not allow a dollar for dollar reduction in fixed costs, such as Sales, Marketing, Administration and Accounting when the business is down.

The Company had a net income for the period of approximately $1,686,000, compared with net income of approximately $3,151,000 in the comparable period last year. Amounts available for distribution for the Rental Pool Operation decreased approximately $193,000, or about 8%, over the same period in the prior year.

-  13  -

Impact of Current Economic Conditions

The Company expects to see a strong increase in occupancy for the balance of 2016. The Company believes that businesses have begun to alter their spending patterns and that this is a result of a turnaround in the economy.

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

On December 6, 2015, the Company’s financing agreement with a third party lender was modified to include renewal for the existing principal balance of $4,875,000, along with an advance of an additional $2,000,000. The new term note expires December 6, 2020. At June 30, 2016, $6,698,718 was outstanding under the note. The term note requires monthly principle payments of $29,380 plus interest of 3% over the one month Libor index (3.46% at June 30, 2016). The term note is collateralized by all current and subsequently acquired real and personal property. The term note requires the Company to maintain a Debt Ratio, as defined, of 1.25%.

The Company’s ultimate shareholder has the financial ability and intent to continue to fund operations through affiliated companies that are 100% owned by the Company’s ultimate shareholder to the extent required to support the Company’s operations. The

Company has loans outstanding to the affiliated companies of approximately $10.1 million at both June 30, 2016 and December 31, 2015. In addition to the shareholders’ financial ability these affiliated Companies are expected to continue to generate positive cash flows from operations during fiscal year 2016 should additional funding be required to support the Company’s operations.

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

-  14  -

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company’s invested cash is subject to changes in market interest rates. Otherwise, the Company does not have significant market risk with respect to foreign currency exchanges or other market rates.

The Company’s term note bears interest at 3.0% over the one month LIBOR index and matures in December 2020.

Item 4. Controls and Procedures

The Company’s management, including the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures as of June 30, 2016, pursuant to Exchange Act Rule 15d-15. Based upon that evaluation, the Company’s Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2016 in timely alerting them to material information required to be included in the Company’s periodic SEC filings.

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

There were no changes in the Company’s internal controls over financial reporting during the six months ended June 30, 2016 that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

-  15  -

Item 6. Exhibits

The following exhibits are included in this Form 10-Q:

The following exhibits are included in this Form 10-Q:

31.1	– Chief Executive Officer Rule 15d-14(a) Certification

31.2	– Chief Financial Officer Rule 15d-14(a) Certification

32.1	– Chief Executive Officer Section 1350 Certification

32.2	– Chief Financial Officer Section 1350 Certification

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SADDLEBROOK RESORTS, INC.
(Registrant)

Date: August 12, 2016	/s/ Donald L. Allen
Donald L. Allen
Vice President and Treasurer
(Principal Financial and Accounting Officer)

-  16  -