Form 10-Q
period 2016-09-30
SADDLEBROOK RESORTS INC
filed 2016-11-14
CIK 313151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SADDLEBROOK RESORTS, INC.

BALANCE SHEETS

	September 30, 2016 (Unaudited)	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$430,848	$375,912
Escrowed cash	372,061	397,721
Accounts receivable, net	1,525,865	1,521,133
Due from related parties	1,058,373	1,108,339
Inventory and supplies	1,154,859	1,270,969
Prepaid expenses and other current assets	1,074,329	1,020,292

Total current assets	5,616,335	5,694,366
Property, buildings and equipment, net	19,412,569	20,019,161

Total assets	$25,028,904	$25,713,527

Liabilities and Shareholder’s Equity
Current liabilities:
Current portion of long-term debt	$352,560	$352,560
Current portion of capital lease obligation	127,540	121,008
Escrowed deposits	372,061	397,721
Accounts payable	846,489	593,328
Accrued rental distribution	297,838	488,021
Accrued expenses and other liabilities	1,137,941	1,509,529
Current portion of deferred income	720,981	715,661
Guest deposits	1,521,702	1,632,372
Due to related parties	10,134,716	10,101,171

Total current liabilities	15,511,828	15,911,371
Long-term debt, net of deferred issuance costs of $63,124 and $78,174 at September 30, 2016 and December 31, 2015, respectively	6,194,892	6,444,266
Long-term capital lease obligation	89,123	185,612
Deferred income	538,629	585,571

Total liabilities	22,334,472	23,126,820

Shareholder’s equity:
Common stock, $1.00 par value, 100,000 shares authorized and outstanding	100,000	100,000
Additional paid-in capital	1,013,127	1,013,127
Retained earnings	1,581,305	1,473,580

Total shareholder’s equity	2,694,432	2,586,707

	$25,028,904	$25,713,527

The accompanying notes are an integral part

of these financial statements

SADDLEBROOK RESORTS, INC.

STATEMENTS OF OPERATIONS

AND ACCUMULATED EARNINGS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015

Revenues	$4,395,560	$3,432,437	$24,337,333	$24,367,351

Costs and expenses:
Operating costs	4,509,610	4,118,931	18,857,266	18,680,815
Sales and marketing	562,556	447,130	1,758,606	1,685,043
General and administrative	730,385	694,380	2,347,340	1,781,285
Depreciation	489,246	420,636	1,439,119	1,252,860

Total costs and expenses	6,291,797	5,681,077	24,402,331	23,400,003

Net operating (loss) income before other income (expenses)	(1,896,237)	(2,248,640)	(64,998)	967,348

Other income (expenses)
Other income	402,291	—	416,212	49,907
Interest expense	(84,140)	(59,254)	(243,489)	(174,543)

Total other expenses, net	318,151	(59,254)	172,723	(124,636)

Net (loss) income	(1,578,086)	(2,307,894)	107,725	842,712

Accumulated earnings at beginning of period	3,159,391	5,221,085	1,473,580	2,070,479

Accumulated earnings at end of period	$1,581,305	$2,913,191	$1,581,305	$2,913,191

The accompanying notes are an integral part

of these financial statements

SADDLEBROOK RESORTS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended
	September 30,
	2016	2015
Operating activities:
Net income	$107,725	$842,712
Non-cash items included in net income:
Depreciation	1,439,119	1,252,860
Amortization of debt financing costs	15,049	10,258
Decrease (increase) in:
Accounts receivable	(4,732)	753,141
Inventory and supplies	116,110	50,733
Prepaid expenses and other assets	(54,037)	(99,507)
(Decrease) increase in:
Accounts payable	253,161	(51,296)
Accrued rental distribution	(190,183)	(307,152)
Guest deposits	(110,670)	(693,667)
Accrued expenses and other liabilities	(371,588)	(77,424)
Deferred income	(41,622)	(41,233)

Cash flow provided by operating activities	1,158,332	1,639,425

Investing activities:
Capital expenditures	(832,526)	(1,387,789)

Cash flow used in investing activities	(832,526)	(1,387,789)

Financing activities:
Payments on long-term debt	(264,423)	(62,500)
Payments on capital lease obligations	(89,957)	(83,910)
Net repayments to (advances from) related parties	83,510	(470,063)

Cash flow used in financing activities	(270,870)	(616,473)

Net increase (decrease) in cash and cash equivalents	54,936	(364,838)
Cash and cash equivalents at beginning of period	375,912	875,314

Cash and cash equivalents at end of period	$430,848	$510,477

Supplemental disclosure of cash flow information:
Cash paid for interest	$228,440	$164,286

The accompanying notes are an integral part

of these financial statements

SADDLEBROOK RESORTS, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

Saddlebrook Resorts, Inc. (the “Company”) developed and operates Saddlebrook Resort, which is a condominium hotel and resort located in Wesley Chapel, Florida.

The Company’s accompanying balance sheet for September 30, 2016, and its statements of operations and accumulated earnings and cash flows for the three and nine month periods ended September 30, 2016 and 2015, are unaudited but reflect all adjustments which are, in the opinion of management, necessary for the fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. The balance sheet at December 31, 2015 has been derived from the audited financial statements as of that date.

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

Note 2. Accounts Receivable

	September 30, 2016 (Unaudited)	December 31, 2015
Trade accounts receivable	$1,550,177	$1,550,845
Less allowance for bad debts	(24,312)	(29,712)

	$1,525,865	$1,521,133

Note 3. Property, Buildings and Equipment

	September 30, 2016 (Unaudited)	December 31, 2015
Land and land improvements	$8,458,554	$8,417,431
Buildings and recreational facilities	31,325,990	31,230,183
Machinery and equipment	20,732,908	20,017,312
Construction in progress	889,403	926,792

	61,406,855	60,591,718
Less accumulated depreciation	(41,994,286)	(40,572,557)

	$19,412,569	$20,019,161

The Company’s property, buildings and equipment are pledged as security for its long-term debt (see Note 4).

Note 4. Long-term debt and Capital Lease Obligation

On December 6, 2015, the Company’s financing agreement with a third party lender was modified to include renewal for the existing principal balance of $4,875,000, along with an advance of an additional $2,000,000. The new term note expires December 6, 2020. At September 30, 2016, $6,610,576 was outstanding under the note. The term note requires monthly principle payments of $29,380 plus interest of 3% over the one month Libor index (3.52% at September 30, 2016). The term note is collateralized by all current and subsequently acquired real and personal property. The term note requires the Company to maintain a Debt Ratio, as defined, of 1.25%.

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs”, which requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 required retrospective adoption and became effective with respect to the Company’s financial statements on January 1, 2016. Prior to the effective date, such issuance costs were classified as assets and included as deferred charges, net, in the Company’s balance sheet. Under the provisions of ASU 2015-03, such issuance costs are presented as a direct deduction from the carrying amount of the related debt in the accompanying September 30, 2016 balance sheet, and have been reclassified in the December 31, 2015 balance sheet to conform to the 2016 presentation.

On December 13, 2012, the Company entered into a capital lease obligation for equipment in the amount of $80,479. The capital lease is secured by the equipment purchased, matures in November 2017 and requires monthly payments of $1,426, including interest at 2.44%. At September 30, 2016, the amount due on this capital lease obligation was $19,663.

On December 2, 2012, the Company entered into a capital lease obligation for equipment in the amount of $255,874. The assets associated with this lease cost $294,724, of which $38,850 was reduced through the Company’s trade-in of existing equipment. This capital lease is secured by the equipment purchased, matures in December 2017 and requires monthly payments of $4,995, including interest at 6.41%, beginning in January 2013. At September 30, 2016, the amount due on this capital lease obligation was $71,824.

On January 15, 2014, the Company entered into a capital lease obligation for equipment in the amount of $150,000. The capital lease is secured by equipment purchased, matures in December 2018 and requires monthly payments of $3,024 including interest of 7.75%. At September 30, 2016, the amount due on this capital lease obligation was $72,153.

On January 15, 2014, the Company entered into a capital lease obligation for equipment in the amount of $102,000. The capital lease is secured by equipment purchased, matures in December 2018 and requires monthly payments of $2,233, including interest an 11.30%. At September 30, 2016, the amount due on this capital lease obligation was $53,023.

Note 5. Related Party Receivables and Payables

Related party receivables and payables at September 30, 2016 and December 31, 2015 are the result of net intercompany transactions and cash transfers between the Company and its shareholder and affiliated companies. Related party receivables and payables are unsecured and non-interest bearing.

Note 6. Income Taxes

The Company is currently a member of a Qualified Subchapter S Subsidiary Group. Accordingly, no income tax expense was reflected in the Company’s operating results as the tax is assessed to the shareholders of the Company’s parent company.

SADDLEBROOK RENTAL POOL OPERATION

BALANCE SHEETS

DISTRIBUTION FUND

	September 30, 2016 (Unaudited)	December 31, 2015
Assets
Receivable from Saddlebrook Resorts, Inc.	$297,838	$488,021

Liabilities
Due to participants for rental pool distribution	$287,523	$439,589
Due to maintenance escrow fund	10,315	48,432

	$297,838	$488,021

MAINTENANCE ESCROW FUND

	September 30, 2016 (Unaudited)	December 31, 2015
Assets
Cash and cash equivalents	$352,312	$372,021
Receivables:
Distribution fund	10,315	48,432
Interest accrued	(56)	(16)
Owner payments	—	—
Linen inventory	98,640	17,925
Furniture inventory	54,112	43,421
Prepaid expenses and other assets	14,343	34

	$529,666	$481,817

Liabilities and Participants’ Fund Balance
Accounts payable	$96,087	$186,109
Participants’ fund balance	433,579	295,708

	$529,666	$481,817

The accompanying notes are an integral part

of these financial statements

SADDLEBROOK RENTAL POOL OPERATION

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015

Rental pool revenues	$927,591	$692,546	$6,636,235	$6,955,860

Deductions:
Marketing fee	69,569	51,941	497,717	521,689
Management fee	115,949	86,568	829,530	869,482
Travel agent commissions	75,490	18,580	320,556	318,851
Credit card expense	27,643	22,881	160,500	178,120

	288,651	179,970	1,808,303	1,888,142

Net rental income	638,940	512,576	4,827,932	5,067,718
Less operator share of net rental income	(287,523)	(230,659)	(2,172,570)	(2,280,473)
Other revenues (expenses):
Complimentary room revenues	9,520	5,031	38,240	18,852
Minor repairs and replacements	(63,099)	(68,529)	(201,152)	(200,160)

Amount available for distribution	$297,838	$218,419	$2,492,450	$2,605,937

The accompanying notes are an integral part

of these financial statements

SADDLEBROOK RENTAL POOL OPERATION

STATEMENTS OF CHANGES IN PARTICIPANTS’ FUND BALANCES

(Unaudited)

DISTRIBUTION FUND

	Nine months ended
	September 30,
	2016	2015
Balance at beginning of period	$—	$—

Additions:
Amount available for distribution	2,492,450	2,605,937

Reductions:
Amount withheld for maintenance escrow fund	(319,880)	(325,464)
Amount accrued or paid to participants	(2,172,570)	(2,280,473)

Balance at end of period	$—	$—

MAINTENANCE ESCROW FUND

	Nine months ended
	September 30,
	2016	2015
Balance at beginning of period	$295,708	236,911

Additions:
Amount withheld from distribution fund	320,328	325,464
Unit owner payments	113,213	116,531
Interest earned	—	22

Reductions:
Escrow account refunds	(1,647)	(11,462)
Maintenance charges	(268,895)	(188,506)
Unit renovations	(567)	(79,940)
Linen replacement	(24,561)	(83,918)

Balance at end of period	$433,579	$315,102

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

Results of Operations

Third quarter 2016 compared to third quarter 2015

The Company’s total revenues increased approximately $963,000, or about 28%, for the three months ended September 30, 2016 compared to the same period in the prior year. Total revenues for the Rental Pool increased approximately $235,000, or about 34%. Revenue increase is due to an increase in group occupancy over the same period last year of 1,492 unit nights, or about 63%. The Company is seeing increased spending by groups in food and beverage, golf and other revenue areas. Contributing to the profit for the 3rd quarter ended September 30, 2016 was a payment to the Company of $397,488 for a claim related to the BP oil spill. This amount was recorded as Other Income during the period.

Total costs and expenses increased approximately $611,000, or about 11%, for the Company, and $109,000, or about 60%, for the Rental Pool Operation. These increases are directly related to the increase in group occupancy.

The Company experienced a net loss for the quarter in the amount of approximately $1,578,000, compared to a net loss of approximately $2,308,000 in the prior comparable quarter, and improvement of about 32%. Amounts available for distribution for the Rental Pool Operation increased approximately $79,000, or about 36%, from the comparable period last year.

First nine months 2016 compared to first nine months 2015

The Company’s total revenues decreased approximately $30,000, less and 1%, for the nine months ended September 30, 2016 compared to the same period in the prior year. The total revenues for the Rental Pool decreased approximately $320,000, or about 5%.

Total costs and expenses for the Company increased approximately $1,002,000 or 4%. Total costs and expenses for the Rental Pool Operation decreased by about $80,000, about 4%.

The Company had a net income for the period of approximately $108,000, compared with net income of approximately $843,000 in the comparable period last year. Amounts available for distribution for the Rental Pool Operation decreased approximately $113,000, or about 4%, over the same period in the prior year.

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

Liquidity and Capital Resources

Net income for the nine month period ended September 30, 2016 was $108,000. Excluding non-cash expenses such as depreciation and amortization of $1,454,000, the Company’s actual operating cash flow was $1,158,000.

Future operating costs and planned expenditures for minor capital additions and improvements are expected to be adequately funded by the Company and its affiliates’ current cash reserves and cash generated by the Resort’s operations.

On December 6, 2015, the Company’s financing agreement with a third party lender was modified to include renewal for the existing principal balance of $4,875,000, along with an advance of an additional $2,000,000. The new term note expires December 6, 2020. At September 30, 2016, $6,610,576 was outstanding under the note. The term note requires monthly principle payments of $29,380 plus interest of 3% over the one month Libor index (3.52% at September 30, 2016). The term note is collateralized by all current and subsequently acquired real and personal property. The term note requires the Company to maintain a Debt Ratio, as defined, of 1.25%.

The Company’s ultimate shareholder has the financial ability and intent to continue to fund operations through affiliated companies that are 100% owned by the Company’s ultimate shareholder to the extent required to support the Company’s operations. The

Company has loans outstanding to the affiliated companies of approximately $10.1 million at both September 30, 2016 and December 31, 2015. In addition to the shareholders’ financial ability these affiliated Companies are expected to continue to generate positive cash flows from operations during fiscal year 2016 should additional funding be required to support the Company’s operations.

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

Item 4. Controls and Procedures

The Company’s management, including the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures as of September 30, 2016, pursuant to Exchange Act Rule 15d-15. Based upon that evaluation, the Company’s Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2016 in timely alerting them to material information required to be included in the Company’s periodic SEC filings.

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

There were no changes in the Company’s internal controls over financial reporting during the nine months ended September 30, 2016 that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

SADDLEBROOK RESORTS, INC.
(Registrant)

Date: November 14, 2016	/s/ Donald L. Allen
Donald L. Allen
Vice President and Treasurer
(Principal Financial and
Accounting Officer)