Form 10-K
period 2016-12-31
SADDLEBROOK RESORTS INC
filed 2017-03-30
CIK 313151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended December 31, 2016

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

At December 31, 2016, there were approximately 545 persons employed by the Company. The Company’s management relationship with its employees is excellent and there are no collective bargaining agreements.

Item 1A. Risk Factors

Not applicable.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Saddlebrook Resort is located in Wesley Chapel, Florida, which is in south central Pasco County, immediately north of Tampa, Florida.

The Resort is inside the gated community of Saddlebrook. The Resort’s property includes approximately 480 acres of land that are owned by the Company and an affiliate. Located on the Resort’s property are convention facilities with over 95,000 square feet of meeting and function space, three restaurants, two 18-hole golf courses, 45 tennis courts, a 7,000-square foot luxury health spa, a 7,500-square foot fitness center, three swimming pools, shops, and other operational and recreation areas.

A total of 556 condominium units are at the Resort comprised of one-, two- and three-bedroom suites. Of these condominium units, 408 are designed for hotel occupancy and located in an area called the Walking Village. The remaining 148 are slightly larger, designed for longer-termed rental, and are located in an area called the Lakeside Village. At December 31, 2016, there were 511 hotel accommodations participating in the Rental Pool. The three-bedroom condominium units become hotel accommodations as a two-bedroom suite with a separate adjoining hotel room. Some two-bedroom condominium units become hotel accommodations as a one-bedroom suite with a separate adjoining hotel room.

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

Recent Accounting and Reporting Pronouncements

In August 2014, the FASB issued ASU 2014-15, “Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern,” which provides guidance on determining when and how to disclose going-concern uncertainties in financial statements. The new standard required management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued and became effective for annual periods ending after December 15, 2016. Under the provisions of ASU 2014-15, an entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. These disclosures are included in Note 3, under the heading Management’s Plans Regarding Liquidity and Capital Resources, and are substantially unchanged from the Company’s historical disclosures.

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This ASU requires debt issuance costs to be presented as a direct deduction from the carrying amount of the related debt rather than as an asset. In 2016, the Company retrospectively adopted this update, as required, and the amounts reclassified from other assets to long-term debt on the condensed consolidated balance sheets. These reclassifications did not impact net income.

In May 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers,” which creates a new Topic, Accounting Standards Codification (“ASC”) Topic 606. The standard is principle-based and provides a five-step model to determine when and how revenue is recognized. The core principle is that an entity should recognize revenue when it transfers promised good or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This standard is effective for the Company beginning in 2017 and allows for either full retrospective adoption or modified retrospective adoption. The Company is currently evaluating the impact of the adoption of ASC Topic 606 on its financial statements.

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

In November 2016, the FASB issued Accounting Standards Update No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (ASU 2016-18), which requires companies to include amounts generally described as restricted cash and restricted cash equivalents in cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This standard is effective for the Company beginning in the first quarter of 2018 and early adoption is permitted. The Company is currently evaluating the effect that this guidance will have on its consolidated financial statements and related disclosures.

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

Asset Impairments - The Company’s management periodically evaluates whether there has been a permanent impairment of long-lived assets. The Company’s management believes that the accounting estimates related to asset impairments are critical estimates for the following reasons: (1) the ongoing changes in management’s expectations regarding future utilization of assets; and (2) the impact of an impairment on reported assets and earnings could be material. During the years ended December 31, 2016 and 2015, the Company’s management evaluated assets for impairment and concluded that the sum of the undiscounted expected future cash flows (excluding interest charges) from its assets exceeded their then current carrying values. Accordingly, the Company did not recognize an impairment charge.

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

Revenue Recognition – The Company’s revenues are derived from a variety of sources including, but not limited to, hotel operations, food and beverage operations, retail sales and golf course greens fees, and are recognized as products are delivered or services are performed. Revenues from membership initiation fees are recognized over the average life of the memberships, which management has estimated to be approximately 12 years.

Allowance for Doubtful Accounts – The Company establishes an allowance for doubtful accounts for accounts receivable based upon factors surrounding specific customers, historical trends and other information.

Loss Contingencies – The Company estimates loss contingencies in accordance with FASB ASC 450-20 Loss Contingencies, which states that a loss contingency shall be accrued by a charge to income if both of the following conditions are met: (a) information available before the financial statements are issued or are available to be issued indicates that it is probable that a liability had been incurred at the date of the financial statements and (b) the amount of loss can be reasonably estimated. We do not believe that the ultimate resolution of our litigation matters will have an adverse effect on the Company’s financial position and results of operations. As such, there have been no adjustments for loss contingencies to the accompanying financial statements as of and for the year ended December 31, 2016.

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

Liquidity and Capital Resources

Net loss for the twelve month period ended December 31, 2016 was $1,235,000. Excluding non-cash expenses such as depreciation and amortization of $1,961,000, the Company’s actual operating cash flow was $726,000.

Future operating costs and planned expenditures for minor capital additions and improvements are expected to be adequately funded by the Company and its affiliates’ current cash reserves and cash generated by the Resort’s operations.

The Company’s ultimate shareholder has the financial ability and intent to continue to fund operations through affiliated companies that are 100% owned by the Company’s ultimate shareholder to the extent required to support the Company’s operations. The Company has loans outstanding to the affiliated companies of approximately $10.9 million and $10.1 million as of December 31, 2016 and 2015, respectively. In addition to the shareholder’s financial ability, these affiliated companies are expected to continue to generate positive cash flows during fiscal year 2017 should additional funding be required to support the Company’s operations.

The Company’s operation of the Resort is not considered to be dependent on any individual or small group of customers, the loss of which would have a material adverse effect on the Company’s business or financial condition.

Results of Operations

The following chart highlights changes in the sources of Company revenues:

	Year ended December 31,
	2016	2015
Rental Pool Revenues	27%	28%
Food and beverage	37	35
Resort facilities and other	36	37

	100%	100%

2016 Compared to 2015

The Company’s total revenue increased $679,000 or approximately 2%, from the prior year. Rental Pool revenue increased $28,000 or less than 1%. Food and Beverage revenue increased $665,000 or approximately 6%. This increase is a direct result of the Company marketing its food and beverage more aggressively to corporate meetings as well as price adjustments.

The Company’s costs and expenses increased $1,630,000, or approximately 5%. Costs and expenses of the Rental Pool Operation increased $54,000, or approximately 2%.

The Company’s net loss was approximately $1,235,000, compared with a net loss of approximately $597,000 in the prior year. Amounts available for distribution to rental pool participants decreased by approximately $15,000.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 15d – 15 under the Securities Exchange Act of 1934, as amended) that are designed to provide reasonable assurance that information required to be reported in the Company’s SEC filings is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. As of December 31, 2016, under the direction of our chief executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures and concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

As of December 31, 2016, management conducted an assessment of the Company’s internal control over financial reporting based on the criteria established in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Tread way Commission. Based on the assessment, management concluded that, as of December 31, 2016, the Company’s internal control over financial reporting was effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The Directors and Executive Officers of the Company are as follows:

Name	Position and Background

Thomas L. Dempsey Age 90	Chairman of the Board and Chief Executive Officer of the Company for more than five years. President of the Company Until November 2000. Chairman of the Board of Saddlebrook Holdings, Inc. for more than five years.

Eleanor Dempsey	Vice Chairman of the Board of the Company for more than five years. Director and Vice Chairman of the Board of Saddlebrook Holdings, Inc. for more than five years. Wife of Thomas Dempsey.

Maureen Dempsey Age 58	Director, President and Assistant Secretary of the Company for more than five years. Director and President of Saddlebrook Holdings, Inc. for more than five years. Daughter of Thomas Dempsey.

Diane L. Riehle Age 56	Director, Vice President and Assistant Secretary of the Company for more than five years. Director and Vice Chairman of the Board of Saddlebrook Holdings, Inc. for more than five years. Daughter of Thomas Dempsey.

Donald L. Allen Age 77	Vice President and Treasurer of the Company for more than five years.

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

Item 11. Executive Compensation

The following table sets forth the remuneration paid to the Company’s named executive officers by the Company and its parent, Saddlebrook Holdings, Inc. consolidated, during the two years ended December 31, 2016 and 2015.

Summary Compensation Table

Name and Principal Position	Fiscal year	Salary	Bonus		Other annual compensation (1)	Total

Thomas L. Dempsey Chairman of the Board and Chief Executive Officer	2016 2015	$50,000 49,808	$	— —	$14,354 13,928	$64,354 63,736

Maureen Dempsey President and Assistant Secretary	2016 2015	125,000 124,519		3,297 3,149	20,896 20,361	149,193 148,029

Pat Ciaccio General Manager	2016 2015	125,000 124,519		2,839 14,098	207 207	128,046 138,824

(1)	Other Annual Compensation for 2016 consists of the following;

Vehicle Allowances

Tax Preparation Fees

Health Insurance premiums paid on behalf of greater than 2% shareholders

Group Term Life Insurance (“GTL”)

The following table shows the amounts for each category received by each named executive.

Executive	Vehicle	Tax Prep.	Health Premium	GTL
Thomas L. Dempsey	$—	$9,830	$4,524	$1,236
Maureen Dempsey	11,996	5,000	3,900	45
Pat Ciaccio	—	—	—	207

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

Item 14. Principal Accounting Fees and Services

Cherry Bekaert LLP served as the Company’s independent registered certified pubic accounting firm for the fiscal years ended December 31, 2016 and December 31, 2015.

The following fees were paid for services rendered during the Company’s last two fiscal years:

Audit Fees: $88,000 for each of the fiscal years ended December 31, 2016 and 2015 for professional services rendered for the audit of the Company’s annual financial statements, review of financial statements included in its Forms 10-Q and services that are normally provided by the auditors in connection with statutory and regulatory filings or engagements for those fiscal years.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Financial statements and schedules required to be filed are listed in Item 8 Of this Form 10-K.

(b)	Exhibits:

3.1	Articles of Incorporation of Saddlebrook Resorts, Inc., a Florida corporation (incorporated by reference to Exhibit A*).

3.2	Corporate By-laws of Saddlebrook Resorts, Inc. (incorporated by reference to Exhibit B*).

4.	Declaration of Condominium, together with the following: (1) Articles of Incorporation of the Saddlebrook Association of Condominium Owners, Inc. a Florida non-profit corporation; (2) By-laws of the Saddlebrook Association of Condominium Owners, Inc., and (3) Rules and Regulations of the Saddlebrook Association of Condominium Owners, Inc. (incorporated by reference to Exhibit C*).

10.1	Management Contract between Saddlebrook Resorts, Inc. and the Saddlebrook Association of Condominium Owners, Inc. (incorporated by reference to Exhibit C*).

10.2	Saddlebrook Rental Pool and Agency Appointment Agreement. (incorporated by reference to Registrant’s Form 10-K for the annual period ended December 31, 2003)

10.3	Saddlebrook Rental Management Agency Employment (incorporated by reference to Exhibit E*).

10.4	Form of Purchase Agreement (incorporated by reference to Exhibit H*).

10.5	Form of Deed (incorporated by reference to Exhibit I*).

10.6	Form of Bill of Sale (incorporated by reference to Exhibit J*).

10.7	Loan Agreement, dated June 6, 2014, between Saddlebrook Resorts, Inc. and USAmeriBank (incorporated by reference to the Registrant’s Form 8-K dated June 6, 2014).

10.8	Renewal Promissory Note, dated December 6, 2015, between Saddlebrook Resorts, Inc. and USAmeriBank. (incorporated by reference to the Registrant’s Form 10-K for the fiscal year ending December 31, 2015).

14.1	Code of Ethics

31.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.	INS	XBRL Instance Document

101.	SCH	XBRL Taxonomy Extension Schema Document

101.	CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.	DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.	LAB	XBRL Taxonomy Extension Label Linkbase Document

101.	PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Identification of exhibit incorporated by reference from the Registration Statement No. 2-65481 previously filed by Registrant, effective December 28, 1979.

Item 16. Form 10-K Summary.

Not applicable.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SADDLEBROOK RESORTS, INC.
(Registrant)

Date: March 30, 2017	/s/ Donald L. Allen
Donald L. Allen
Vice President and Treasurer
(Principal Financial and
Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on March 31, 2017.

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

December 31, 2016 and 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholder of

Saddlebrook Resorts, Inc.

Wesley Chapel, Florida

We have audited the accompanying balance sheets of Saddlebrook Resorts, Inc. (the “Company”) as of December 31, 2016 and 2015 and the related statements of operations, changes in shareholder’s equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Cherry Bekaert LLP

Tampa, Florida

March 30, 2017

Saddlebrook Resorts, Inc.

Balance Sheets

December 31, 2016 and 2015

	2016	2015
Assets
Current assets
Cash and cash equivalents	$834,371	$375,912
Escrowed cash	409,680	397,721
Trade accounts receivable, net of allowance for doubtful accounts of $17,677 (2016) and $29,712 (2015)	1,810,865	1,521,133
Due from related parties	1,006,972	1,108,339
Resort inventory and supplies	1,185,033	1,270,969
Prepaid expenses and other assets	1,073,590	1,020,292

Total current assets	6,320,511	5,694,366
Property, buildings and equipment, net	19,223,911	20,019,161

Total assets	$25,544,422	$25,713,527

Liabilities and Shareholder’s Equity
Current liabilities
Current portion of long-term debt	$352,560	$352,560
Current portion of capital lease obligations	128,376	121,008
Escrowed deposits	409,680	397,721
Accounts payable	756,199	593,328
Accrued rental distribution	586,761	488,021
Accrued expenses and other liabilities	1,434,814	1,509,529
Current portion of deferred income	764,660	715,661
Guest deposits	2,200,312	1,632,372
Due to related parties	10,889,134	10,101,171

Total current liabilities	17,522,496	15,911,371
Long-term debt, net of deferred issuance costs of $58,108 and $78,174 at December 31, 2016 and December 31, 2015, respectively	6,111,768	6,444,266
Capital lease obligations	57,236	185,612
Deferred income	501,649	585,571

Total liabilities	24,193,149	23,126,820

Commitments and contingencies (Note 10)
Shareholder’s equity
Common stock, $1 par, 100,000 shares authorized, issued and outstanding	100,000	100,000
Additional paid-in capital	1,013,127	1,013,127
Retained earnings	238,146	1,473,580

Total shareholder’s equity	1,351,273	2,586,707

Total liabilities and shareholder’s equity	$25,544,422	$25,713,527

The accompanying notes are an integral part of these financial statements.

Saddlebrook Resorts, Inc.

Statements of Operations

Years ended December 31, 2016 and 2015

	2016	2015
Resort revenues	$30,774,092	$30,095,086

Costs and expenses:
Operating costs of resort	24,736,251	23,878,116
Sales and marketing	2,324,639	2,175,487
General and administrative	3,138,615	3,063,598
Net gain on assets sold/disposed	—	(454,618)
Depreciation	1,940,932	1,847,987

Total costs and expenses	32,140,437	30,510,570

Net operating loss before other expenses (income)	(1,366,345)	(415,484)

Other expenses (income):
Interest expense	322,822	231,536
Other income	(453,733)	(50,121)

Total other (income) expense	(130,911)	181,415

Net loss	$(1,235,434)	$(596,899)

The accompanying notes are an integral part of these financial statements.

Saddlebrook Resorts, Inc.

Statements of Changes in Shareholder’s Equity

Years ended December 31, 2016 and 2015

		Additional		Total
	Common	Paid-In	Retained	Shareholder’s
	Stock	Capital	Earnings	Equity
Balances at January 1, 2015	$100,000	$1,013,127	$2,070,479	$3,183,606
Net loss	—	—	(596,899)	(596,899)

Balances at December 31, 2015	100,000	1,013,127	1,473,580	2,586,707
Net loss	—	—	(1,235,434)	(1,235,434)

Balances at December 31, 2016	$100,000	$1,013,127	$238,146	$1,351,273

The accompanying notes are an integral part of these financial statements.

Saddlebrook Resorts, Inc.

Statements of Cash Flows

Years ended December 31, 2016 and 2015

	2016	2015
Cash flows from operating activities
Net loss	$(1,235,434)	$(596,899)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,960,998	1,862,110
Reductions to allowance for doubtful accounts	(12,035)	(9,594)
Change in assets and liabilities
(Increase) decrease in
Escrowed cash	(11,959)	(269,082)
Trade accounts receivable	(277,697)	14,171
Resort inventory and supplies	85,936	(17,542)
Prepaid expenses and other assets	(53,298)	(157,240)
Increase (decrease) in
Escrowed deposits	11,959	269,082
Accounts payable	162,871	(14,537)
Accrued rental distribution	98,740	(37,550)
Accrued expenses and other liabilities	(74,715)	(204,761)
Deferred income	(34,923)	(75,206)
Guest deposits	567,940	(40,268)

Net cash provided by operating activities	1,188,383	722,684

Cash flows from investing activities
Capital expenditures	(1,145,682)	(1,864,711)

Net cash used in investing activities	(1,145,682)	(1,864,711)

Cash flows from financing activities
Principal payments on long-term debt	(352,564)	(125,000)
Proceeds from long-term debt	—	2,000,000
Payments on capital lease obligations	(121,008)	(112,864)
Debt Issuance Costs	—	(31,944)
Net advances from (payments to) related parties	889,330	(1,087,567)

Net cash provided by financing activities	415,758	642,625

Net increase (decrease) in cash and cash equivalents	458,459	(499,402)
Cash and cash equivalents, beginning of year	375,912	875,314

Cash and cash equivalents, end of year	$834,371	$375,912

Supplemental disclosure
Cash paid for interest	$302,757	$217,413

The accompanying notes are an integral part of these financial statements.

Saddlebrook Resorts, Inc.

Notes to Financial Statements

December 31, 2016 and 2015

1.	Organization and Business

Saddlebrook Resorts, Inc. (the “Company” or “SRI”), a wholly-owned subsidiary of Saddlebrook Holdings, Inc. (“SHI” or the “Parent Company”), was incorporated in the State of Florida in June 1979 at which time it purchased a golf course and tennis complex, as well as certain undeveloped land, located in Pasco County, Florida, which was developed as a resort-condominium and residential homes project. Property improvements for the resort include condominiums, most of which were sold to outside parties. The majority of the condominium units sold are provided as hotel accommodations by their owners under a Rental Pool and Agency Appointment Agreement (the “Rental Pool”). Other resort facilities include two 18-hole golf courses, 45 tennis courts, three swimming pools, three restaurants, a convention facility with approximately 95,000 square feet of meeting and function space, a health spa, a fitness center, shops, and other facilities necessary for the operation of a resort.

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

The Company places its cash and cash equivalents on deposit with financial institutions in the United States. The Federal Deposit Insurance Corporation (“FDIC”) covers $250,000 for substantially all depository accounts. The Company from time to time may have amounts on deposit in excess of the insured limits. As of December 31, 2016, the Company had approximately $948,000 of cash and cash equivalents which exceeded these insured limits.

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

December 31, 2016 and 2015

Level 3 – Valuations based on unobservable inputs reflecting our own assumptions, consistent with reasonably available assumptions made by other market participants. These valuations require significant judgment.

There were no assets or liabilities that were required to be measured at fair value on a recurring basis on December 31, 2016 or 2015.

The fair value of all of the Company’s financial assets and liabilities approximate their carrying value due to their short-term nature or market rates of interest associated with long-term obligations.

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

Asset Impairments

The Company’s management periodically evaluates whether there has been a permanent impairment of long-lived assets (property, buildings and equipment), in accordance with generally accepted accounting principles. During the years ended December 31, 2016 and 2015, the Company’s management evaluated assets for impairment and concluded that the sum of the undiscounted expected future cash flows (excluding interest charges) from its assets exceeded their then current carrying values. Accordingly, the Company did not recognize an impairment loss during the years ended December 31, 2016 or 2015.

Saddlebrook Resorts, Inc.

Notes to Financial Statements

December 31, 2016 and 2015

Finance Costs

Finance costs represent costs incurred in connection with the refinancing of the Company’s long-term debt. Amortization expense for finance costs amounted to approximately $20,100 for the year ended December 31, 2016 and $14,000 for 2015.

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

Resort Revenues

Resort revenues are recognized as services are performed or products are delivered with the exception of initiation fee revenue, which is recognized over the average life of the memberships. Resort revenues also include rental revenues for condominium units owned by third parties participating in the Rental Pool. If these rental units were owned by the Company, normal costs associated with ownership such as depreciation, real estate taxes, unit maintenance and other costs would have been incurred. Instead, operating costs of the resort for the years ended December 31, 2016 and 2015 include rental pool distributions to participants and the maintenance escrow fund approximating $3,000,000 and $3,100,000, respectively.

Advertising

The Company charges costs of advertising to sales and marketing as incurred. The Company incurred advertising costs of approximately $349,000 and $256,000 during the years ended December 31, 2016 and 2015, respectively.

Income Taxes

The Company is currently a Qualified Subchapter S Subsidiary. Accordingly, no income tax expense was reflected in the Company’s operating results as the tax is assessed to the shareholders of its parent company.

Management has determined that the Company had no uncertain income tax positions that could have a significant effect on the financial statements at December 31, 2016 and 2015. The parent company’s federal income tax returns for 2013, 2014 and 2015 are subject to examination by the Internal Revenue Service, generally for a period of three years after the federal income tax returns were filed.

Employee Benefit Plan

The Company sponsors a defined contribution plan (the “Plan”), which provides retirement benefits for all eligible employees who have elected to participate. Employees must fulfill a one year service requirement to be eligible. The Company indefinitely suspended matching contributions effective with the year ended December 31, 2009 and has continued the suspension through 2016.

Recent Accounting Pronouncements

In August 2014, the FASB issued ASU 2014-15, “Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern,” which provides guidance on determining when and how to disclose going-concern uncertainties in financial statements. The new standard required management to perform interim and annual assessments of an entity’s ability to continue as a going

Saddlebrook Resorts, Inc.

Notes to Financial Statements

December 31, 2016 and 2015

concern within one year of the date the financial statements are issued and became effective for annual periods ending after December 15, 2016. Under the provisions of ASU 2014-15, an entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. These disclosures are included in Note 3, under the heading Management’s Plans Regarding Liquidity and Capital Resources, and are substantially unchanged from the Company’s historical disclosures.

These disclosures are included in Note 1, under the heading “Liquidity and Management’s Plans,” and are substantially unchanged from the Company’s historical disclosures.

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This ASU requires debt issuance costs to be presented as a direct deduction from the carrying amount of the related debt rather than as an asset. In 2016, the Company retrospectively adopted this update, as required, and the amounts reclassified from other assets to long-term debt on the condensed consolidated balance sheets. These reclassifications did not impact net income.

In May 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers,” which creates a new Topic, Accounting Standards Codification (“ASC”) Topic 606. The standard is principle-based and provides a five-step model to determine when and how revenue is recognized. The core principle is that an entity should recognize revenue when it transfers promised good or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This standard is effective for the Company beginning in 2017 and allows for either full retrospective adoption or modified retrospective adoption. The Company is currently evaluating the impact of the adoption of ASC Topic 606 on its financial statements.

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

Saddlebrook Resorts, Inc.

Notes to Financial Statements

December 31, 2016 and 2015

In November 2016, the FASB issued Accounting Standards Update No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (ASU 2016-18), which requires companies to include amounts generally described as restricted cash and restricted cash equivalents in cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This standard is effective for the Company beginning in the first quarter of 2018 and early adoption is permitted. The Company is currently evaluating the effect that this guidance will have on its consolidated financial statements and related disclosures.

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

The Company’s ultimate shareholder has the financial ability and intent to continue to fund operations through affiliated companies that are 100% owned by the Company’s ultimate shareholder to the extent required to support the Company’s operations. The Company has loans outstanding to the affiliated companies of approximately $10.9 million and $10.1 million as of December 31, 2016 and 2015, respectively. In addition to the shareholders financial ability these affiliated companies are expected to continue to generate positive cash flows during fiscal year 2016 should additional funding be required to support the Company’s operations.

4.	Escrowed Cash

Escrowed cash, restricted as to use, as of December 31, is comprised of the following:

	2016	2015
Rental pool unit owner deposits for maintenance reserve fund held in a bank account which bears an interest rate of 0.05%	$385,931	$372,021
Security deposits held on long-term rentals	23,749	25,700

	$409,680	$397,721

Saddlebrook Resorts, Inc.

Notes to Financial Statements

December 31, 2016 and 2015

5.	Property, Buildings and Equipment, Net

Property, buildings and equipment as of December 31, consist of the following:

	Estimated Useful Lives	2016	2015
Land and land improvements		$8,458,554	$8,417,431
Buildings and recreational facilities	10–40	31,942,695	31,230,183
Machinery and equipment	5–15	20,836,945	20,017,312
Construction in progress		481,816	926,792

		61,720,010	60,591,718
Accumulated depreciation		(42,496,099)	(40,572,557)

		$19,223,911	$20,019,161

Substantially all property, buildings and equipment are mortgaged, pledged or otherwise subject to lien under a loan agreement (Note 7).

Depreciation and amortization expense amounted to approximately $1,941,000 and $1,848,000 for the years ended December 31, 2016 and 2015, respectively.

The Company leases equipment under agreements which are classified as capital lease obligations in the accompanying balance sheets. The equipment and obligations related to the leases are recorded at the present value of the minimum lease payments. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets. Total cost of equipment acquired through capital lease obligations was approximately $588,000 at December 31, 2016 and 2015. Amortization expense totaled $59,577 on the leased equipment at both December 31, 2016 and 2015.

6.	Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities as of December 31 consist of the following:

	2016	2015
Accrued payroll and related expenses	$731,852	$648,594
Accrued insurance	137,373	229,324
Accrued property taxes	309,746	309,746
Other accrued expenses and liabilities	255,843	321,865

	$1,434,814	$1,509,529

Saddlebrook Resorts, Inc.

Notes to Financial Statements

December 31, 2016 and 2015

7.	Long-term Debt and Capital Lease Obligations

Long-term debt at December 31 consists of the following:

	2016	2015
Note payable to lender	$6,522,440	$6,875,000
Less unamortized finance costs	(58,108)	(78,174)
Less current portion	(352,560)	(352,560)

	$6,111,772	$6,444,266

On June 6, 2014, the Company entered into a new financing agreement with a third party lender for $5,000,000. The proceeds were used to retire the existing term note due June 12, 2014 of $4,386,000. The remaining proceeds were used to pay closing costs and provide additional working capital. On December 6, 2015, this financing agreement was modified to include renewal for the existing principal balance of 4,875,000, along with an advance of an additional $2,000,000. The new term note expires December 6, 2020. At December 31, 2016, $6,522,440 was outstanding under the note. The term note requires monthly principle payments of $29,380 plus interest of 3% over the one month Libor index (3.62% at December 31, 2016). The term note is collateralized by all current and subsequently acquired real and personal property. The term note requires the Company to maintain a Debt Ratio of 1.25%. The Company is in default of this covenant as of December 31, 2016; however, the Company received a waiver for this default from its lender. Under the terms of its agreement, the debt service covenant will be re-measured at December 31, 2017. Management believes, based on its expectations that it will be in compliance with the debt covenant at that date; however there can be no assurances that it will be in compliance. Should the Company not be in compliance at December 31, 2017, it will seek a waiver or modification of the covenant. In addition, under the terms of the loan agreement, the company has certain remedies available to it by which it can cure the default, and it is management’s intent to do so if necessary.

Operating costs and planned expenditures for capital additions and improvements are expected to be adequately funded by the Company and its affiliates’ current cash reserves and cash generated by the resort operations.

Future maturities of long-term debt as of December 31, 2016 were as follows;

Years ending December 31,
2017	352,560
2018	352,560
2019	352,560
2020	5,464,760

$6,522,440

On December 13, 2012, the Company entered into a capital lease obligation for equipment in the amount of $80,479. The capital lease is secured by the equipment purchased, matures in November 2017 and requires monthly payments of $1,426, including interest at 2.44%. At December 31, 2016, the amount due on the capital lease obligation was $15,496.

Saddlebrook Resorts, Inc.

Notes to Financial Statements

December 31, 2016 and 2015

On December 2, 2012, the Company entered into a capital lease obligation for equipment in the amount of $255,874. The assets associated with this lease cost $294,724, of which $38,850 was reduced through the Company’s trade-in of existing equipment. This capital lease is secured by the equipment purchased, matures in December 2017 and requires monthly payments of $4,995, including interest at 6.41%, beginning in January 2013.At December 31, 2016, the amount due on the capital lease obligation was $57,916.

On January 15, 2014 the Company entered into a capital lease obligation for equipment in the amount of $150,000. The capital lease is secured by equipment purchased, matures in December 2018 and requires monthly payments of $3,024 including interest of 7.75%. At December 31, 2016, the amount due on the capital lease obligation was $64,432.

On January 15, 2014, the Company entered into a capital lease obligation for equipment in the amount of $102,000. The capital lease is secured by equipment purchased, matures in December 2018 and requires monthly payments of $2,233, including interest an 11.30%. At December 31, 2016 the amount due on the capital lease obligation was $47,772.

Future minimum payments under the capital lease obligations at December 31, 2016 were as follows:

Years ending December 31,
2017	$138,717
2018	63,083

201,800
Less interest	(13,592)
Less current portion	(128,170)

$60,038

Saddlebrook Resorts, Inc.

Notes to Financial Statements

December 31, 2016 and 2015

8.	Resort Revenues and Operating Costs of Resort

Resort revenues and operating costs of resort are comprised of the following:

	Years Ended December 31,
	2016	2015
Resort Revenues
Room revenue subject to rental pool agreement	$8,297,216	$8,268,838
Food and beverage	11,248,492	10,583,028
Resort facilities and other	11,228,384	11,243,220

	$30,774,092	$30,095,086

Operating Costs of Resort
Distribution to rental pool participants	$3,079,211	$3,093,958
Food and beverage	6,430,443	5,966,197
Resort facilities and other	15,226,597	14,817,961

	$24,736,251	$23,878,116

9.	Related Party Transactions

Amounts due from related parties as of December 31 are comprised of the following:

	2016	2015
Saddlebrook Resort Condominium Association, Inc.	$15,195	$188,988
Saddlebrook International Sports, LLC	46,286	93,351
Dempsey Resort Management, Inc.	4,608	4,608
Saddlebrook Properties LLC	5,186	4,947
Saddlebrook Realty, Inc.	913,661	786,400
Saddlebrook Investments, Inc.	16,250	16,250
Other	5,786	13,795

	$1,006,972	$1,108,339

Amounts due to related parties as of December 31 are comprised of the following:

	2016	2015
Saddlebrook Holdings, Inc.	$10,889,134	$10,101,171

	$10,889,134	$10,101,171

Saddlebrook Holdings, Inc. (“SHI”) the Company’s parent company advanced SRI the amount of $787,963 during the year ended December 31, 2016. During the year ending December 31, 2015 SRI made repayments to SHI amounting to $765,248.

Saddlebrook Resorts, Inc.

Notes to Financial Statements

December 31, 2016 and 2015

Saddlebrook International Tennis, Inc. (“SIT”), which is solely owned by SHI, owns a 70% interest in Saddlebrook International Sports, LLC (“SIS”) which operates a tennis training facility and preparatory school at the resort. SIS owns 10 condominium units at the Resort, two of which participate in the Rental Pool Operation. The Company received revenue from SIS for use of its facilities and services provided to SIS and its guests, which amounted to approximately $1,751,000 and $1,587,000 for the years ended December 31, 2016 and 2015 respectively. The Company had amounts due from SIS which amounted to $46,286 and $93,351 for the years ended December 31, 2016 and 2015 respectively.

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

The Company performs certain accounting and property management activities on behalf of the Saddlebrook Resort Condominium Association (the “Association”) and is reimbursed for expenses paid on behalf of the Association. Expenses paid on behalf of and services provided to the Association amounted to approximately $1,654,000 for each of the years ended December 31, 2016 and 2015.

Other related party receivables and payables consist of transactions with several other entities, along with receivables from employees for resort charges and travel advances.

10.	Commitments and Contingencies

The Company is involved in litigation in the ordinary course of business. In the opinion of management, these matters are adequately covered by insurance or indemnification from other third parties and/or the effect, if any, of these claims is not material to the reported financial condition or results of operations of the Company as of December 31, 2016.

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

The Company also leases equipment under operating leases. Some of the leases contain annual renewal options after the initial lease term. Lease expense amounted to approximately $77,100 and $70,000 for the years ended December 31, 2016 and 2015, respectively.

Saddlebrook Resorts, Inc.

Notes to Financial Statements

December 31, 2016 and 2015

Future minimum lease payments under non-cancelable operating leases with initial lease terms in excess of one year are as follows:

2017	$77,076
2018	46,080
2019	3,840

$126,996

11.	Investment in Stock

In 1993, the Company invested in and formed a captive insurance company, Resort Hotel Insurance Company (“RHIC”), with other resorts participating in Resort Hotel Association (“RHA”), an insurance risk purchasing group. The Company retains an equity interest in and pays insurance premiums to RHIC. The Company’s ownership is approximately 14% and all amounts contributed as capital ($132,866 as of December 31, 2016) and the increase in equity cumulative to date ($397,715 as of December 31, 2016) are recorded as a component of prepaid expenses and other assets in the accompanying balance sheets. Any change in equity is reflected as a component of other income in the statements of operations. The Company’s investment approximates the proportionate net book value of the insurance company at December 31, 2016. The Company’s stock in RHIC is restricted and may not be sold in the open market. The Company may withdraw from RHA annually at the renewal date of any of its property or casualty policies.

12.	BP Settlement

In March 2011, the Company entered into an agreement with a legal firm to represent them on a claim occurring from the BP oil spill. In July 2016, the Company received a settlement on the claim in the amount of $397,488. This amount is included as Other Income on the Company’s Statement of Operations.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors of Saddlebrook

Resorts, Inc., as Operators under the Saddlebrook

Rental Pool and Agency Appointment Agreement

Wesley Chapel, Florida

We have audited the accompanying balance sheets of Saddlebrook Rental Pool Operation (funds created for participants who have entered into a rental pool agreement as explained in Note 1) as of December 31, 2016 and 2015 and the related statements of operations and changes in participants’ fund balance for the years then ended. These financial statements are the responsibility of the rental pool operator’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Saddlebrook Rental Pool Operation as of December 31, 2016 and 2015 and the results of its operations and changes in participants’ fund balance for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Cherry Bekaert LLP

Tampa, Florida

March 30, 2017

Saddlebrook Rental Pool Operation

Balance Sheets

December 31, 2016 and 2015

Distribution Fund
	2016	2015
Assets
Receivable from Saddlebrook Resorts, Inc.	$586,761	$488,021

Liabilities and Participants’ Fund Balance
Due to participants for rental pool distribution	$536,148	$439,589
Due to maintenance escrow fund	50,613	48,432

	$586,761	$488,021

Maintenance Escrow Fund
Assets
Cash in bank	$385,931	$372,021
Receivables
Distribution fund	50,613	48,432
Accrued Interest	(71)	(16)
Prepaid expenses and other assets	14,589	34
Linen inventory	68,190	17,925
Furniture inventory	54,112	43,421

	$573,364	$481,817

Liabilities and Participants’ Fund Balance
Due to Saddlebrook Resorts, Inc.	$202,117	$186,109
Participants’ fund balance	371,247	295,708

	$573,364	$481,817

The accompanying notes are an integral part of these financial statements.

Saddlebrook Rental Pool Operation

Statements of Operations

Years Ended December 31, 2016 and 2015

Distribution Fund
	2016	2015
Rental pool revenues	$8,297,216	$8,268,838

Deductions
Marketing fee	622,291	620,162
Management fee	1,037,153	1,033,604
Travel agent commissions	405,632	357,457
Bad debt expense	1,000	—
Credit card expense	211,767	213,033

	2,277,843	2,224,256

Net rental income	6,019,373	6,044,582
Operator share of net rental income	(2,708,718)	(2,720,062)
Other revenues (expenses)
Complimentary room revenues	45,700	25,818
Minor repairs and replacements	(277,144)	(256,380)

Amounts available for distribution to participants and maintenance escrow fund	$3,079,211	$3,093,958

The accompanying notes are an integral part of these financial statements.

Saddlebrook Rental Pool Operation

Statements of Changes in Participants’ Fund Balance

Years Ended December 31, 2016 and 2015

Distribution Fund
	2016	2015
Balances, beginning of year	$—	$—
Additions
Amounts available for distribution	3,079,211	3,093,958
Reductions
Amounts withheld for maintenance escrow fund	(370,493)	(373,896)
Amounts accrued or paid to participants	(2,708,718)	(2,720,062)

Balances, end of year	$—	$—

Maintenance Escrow Fund
Balances, beginning of year	$295,708	$236,911
Additions
Amount withheld from distribution fund	370,943	373,896
Unit owner payments	156,530	142,510
Interest earned	—	22
Reductions
Unit renovations	(567)	(79,940)
Refunds of excess amounts in escrow accounts	(1,914)	(11,462)
Maintenance charges	(394,441)	(282,311)
Linen expense	(55,012)	(83,918)

Balances, end of year	$371,247	$295,708

The accompanying notes are an integral part of these financial statements.

Saddlebrook Rental Pool Operation

Notes to Financial Statements

December 31, 2016 and 2015

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