Form 10-Q
period 2017-03-31
SADDLEBROOK RESORTS INC
filed 2017-05-15
CIK 313151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

YES  ☒                     NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “accelerated filer,” “large accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Registrant has 100,000 shares of common stock outstanding, all of which are held by an affiliate of the Registrant.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SADDLEBROOK RESORTS, INC.

BALANCE SHEETS

	March 31, 2017 (Unaudited)	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$773,543	$834,371
Escrowed cash	279,250	409,680
Accounts receivable, net	4,921,784	1,810,865
Due from related parties	990,736	1,006,972
Inventory and supplies	1,175,911	1,185,033
Prepaid expenses and other assets	1,227,836	1,073,590

Total current assets	9,369,060	6,320,511
Property, buildings and equipment, net	18,792,160	19,223,911

Total assets	$28,161,220	$25,544,422

Liabilities and Shareholder’s Equity
Current liabilities:
Current portion of long-term debt	$352,560	$352,560
Current portion of capital lease obligation	111,327	128,376
Escrowed deposits	279,250	409,680
Accounts payable	1,180,164	756,199
Accrued rental distribution	1,531,033	586,761
Accrued expenses and other liabilities	972,976	1,434,814
Current portion of deferred income	791,007	764,660
Guest deposits	1,119,428	2,200,312
Due to related parties	12,037,944	10,889,134

Total current liabilities	18,375,689	17,522,496
Long-term debt, net of deferred issuance costs of $53,092 and $58,108 at March 31, 2017 and December 31, 2016, respectively	6,028,643	6,111,768

Long-term capital lease obligation	42,688	57,236
Deferred income	547,173	501,649

Total liabilities	24,994,193	24,193,149

Shareholder’s equity:
Common stock, $1.00 par value, 100,000 shares authorized and outstanding	100,000	100,000
Additional paid-in capital	1,013,127	1,013,127
Retained earnings	2,053,900	238,146

Total shareholder’s equity	3,167,027	1,351,273

Total liabilities and shareholder’s equity	$28,161,220	$25,544,422

The accompanying Notes to Financial Statements are

an integral part of these financial statements

SADDLEBROOK RESORTS, INC.

STATEMENTS OF OPERATIONS

AND ACCUMULATED EARNINGS

(Unaudited)

	Three months ended March 31,
	2017	2016
Resort revenues	$12,422,339	$12,343,843

Costs and expenses:
Operating costs	8,512,844	8,403,355
Sales and marketing	674,535	538,424
General and administrative	850,243	888,488
Depreciation	492,004	468,509

Total costs and expenses	10,529,626	10,298,776

Net operating income before other (income) and expense	1,892,713	2,045,067

Other (income) and expense:
Other income	(4,976)	(8,017)
Interest expense	81,935	78,886

Total other expense	76,959	70,869

Net income	1,815,754	1,974,198

Accumulated earnings at beginning of period	238,146	1,473,580

Accumulated earnings at end of period	$2,053,900	$3,447,778

The accompanying Notes to Financial Statements are

an integral part of these financial statements

SADDLEBROOK RESORTS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
	2017	2016
Operating activities:
Net income	$1,815,754	$1,974,198
Non-cash items included in net income:
Depreciation	492,004	468,509
Amortization of debt financing costs	5,016	5,017
(Increase) decrease in:
Accounts receivable	(3,110,919)	(2,101,796)
Inventory and supplies	9,122	26,470
Prepaid expenses and other assets	(154,246)	(77,173)
Increase (decrease) in:
Accounts payable	423,965	260,002
Guest deposits	(1,080,884)	(535,249)
Accrued expenses and other liabilities	482,434	1,190,002
Deferred income	71,871	94,102

Cash flow (used in) provided by operating activities	(1,045,883)	1,304,082

Investing activities:
Capital expenditures	(60,253)	(322,462)

Cash flow used in investing activities	(60,253)	(322,462)

Financing activities:
Payments on long-term debt	(88,141)	(88,141)
Payments on capital lease obligations	(31,597)	(29,463)
Net borrowings from related parties	1,165,046	445,411

Cash flow provided by (used in) financing activities	1,045,308	327,807

Net (decrease) increase in cash	(60,828)	1,309,427
Cash at beginning of period	834,371	375,912

Cash at end of period	$773,543	$1,685,339

Supplemental disclosure of cash flow information:
Cash paid for interest	$76,959	$73,869

The accompanying Notes to Financial Statements are

an integral part of these financial statements.

SADDLEBROOK RESORTS, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

Saddlebrook Resorts, Inc. (the “Company”) developed and operates Saddlebrook Resort, which is a condominium hotel and resort located in Wesley Chapel, Florida.

The Company’s accompanying balance sheet for March 31, 2017, and its statements of operations and accumulated earnings and cash flows for the three month periods ended March 31, 2017 and 2016, are unaudited but reflect all adjustments which are, in the opinion of management, necessary for the fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. The balance sheet at December 31, 2016 has been derived from the audited financial statements as of that date.

The Company’s business is seasonal. Therefore, the results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for future interim periods or the full fiscal year.

These financial statements and related notes are presented for interim periods in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X, and, consequently, do not include all disclosures normally required by accounting principles generally accepted in the United States. Accordingly, these financial statements and related notes should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Note 2. Accounts Receivable

	March 31, 2017 (Unaudited)	December 31, 2016
Trade accounts receivable	$4,987,606	$1,828,542
Less reserve for bad debts	(65,821)	(17,677)

	$4,921,785	$1,810,865

Note 3. Property, Buildings and Equipment

	March 31, 2017 (Unaudited)	December 31, 2016
Land and land improvements	$8,458,554	$8,458,554
Buildings and recreational facilities	31,947,870	31,942,695
Machinery and equipment	20,891,843	20,836,945
Construction in progress	481,996	481,816

	61,780,263	61,720,010
Less accumulated depreciation	(42,988,103)	(42,496,099)

	$18,792,160	$19,223,911

The Company’s property, buildings and equipment are pledged as security for its debt (see Note 4).

Note 4. Notes Payable and Capital Lease Obligation

On December 6, 2015 the Company’s financing agreement with a third party lender was modified to include renewal for the existing principal balance of $4,875,000, along with an advance of an additional $2,000,000. The new term note expires December 6, 2020. At March 31, 2017 $6,434,295 was outstanding under the note. The term note requires monthly principle payments of $29,380 plus interest of 3% over the one month Libor index (3.79% at March 31, 2017). The term note is collateralized by all current and subsequently acquired real and personal property. The term note requires the Company to maintain a Debt Ratio, as defined, of 1.25%. The Company was in default of this covenant as of December 31, 2016; however, the Company received a waiver for this default from its lender. Under the terms of its agreement, the debt service covenant will be re-measured at December 31, 2017. Management believes, based on its expectations that it will be in compliance with the debt covenant at that date; however there can be no assurances that it will be in compliance. Should the Company not be in compliance at December 31, 2017, it will seek a waiver or modification of the covenant. In addition, under the terms of the loan agreement, the Company has certain remedies available to it by which it can cure the default, and it is management’s intent to do so if necessary.

On April 24, 2017, the Company entered in to a revolving line of credit agreement with the same third party lender in the maximum amount of $1,500,000 to be used as working capital as needed. The agreement is cross collateralized with the existing mortgage under the same terms and conditions. Amounts borrowed under the revolving line of credit will bear interest at 3% over the one month LIBOR index. The line of credit will terminate on December 6, 2020. The line of credit must be fully repaid at least 60 days of each year of the agreement. As of the date of this filing, the Company has not made any draw on this agreement.

On December 13, 2012, the Company entered into a capital lease obligation for equipment in the amount of $80,479. The capital lease is secured by the equipment purchased, matures in November 2017 and requires monthly payments of $1,426, including interest at 2.44%. At March 31, 2017, the amount due on this capital lease obligation was $11,304.

On December 2, 2012, the Company entered into a capital lease obligation for equipment in the amount of $255,874. The assets associated with this lease cost $294,724, of which $38,850 was reduced through the Company’s trade-in of existing equipment. This capital lease is secured by the equipment purchased, matures in December 2017 and requires monthly payments of $4,995, including interest at 6.41%, beginning in January 2013. At March 31, 2017, the amount due on this capital lease obligation was $43,781.

On January 15, 2014 the Company entered into a capital lease obligation for equipment in the amount of $150,000. The capital lease is secured by equipment purchased, matures in December 2018 and requires monthly payments of $3,024 including interest of 7.75%. At March 31, 2017, the amount due on this capital lease obligation was $56,558.

On January 15, 2014, the Company entered into a capital lease obligation for equipment in the amount of $102,000. The capital lease is secured by equipment purchased, matures in December 2018 and requires monthly payments of $2,233, including interest an 11.30%. At March 31, 2017 the amount due on this capital lease obligation was $42,372.

Note 5. Related Party Receivables and Payables

Related party receivables and payables at March 31, 2017 and December 31, 2016 are the result of net intercompany transactions and cash transfers between the Company and its shareholder and affiliated companies. Related party receivables and payables are unsecured and non-interest bearing.

Note 6. Income Taxes

The Company is currently a member of a Qualified Subchapter S Subsidiary Group. Accordingly, no income tax expense was reflected in the Company’s operating results as the tax is assessed to the shareholders of the Company’s parent company.

SADDLEBROOK RENTAL POOL OPERATION

BALANCE SHEETS

DISTRIBUTION FUND

	March 31, 2017 (Unaudited)	December 31, 2016
Assets
Receivable from Saddlebrook Resorts, Inc.	$1,531,033	$586,761

Liabilities and Participants’ Fund Balance
Due to participants for rental pool distribution	$1,271,423	$536,148
Due to maintenance escrow fund	259,610	50,613

	$1,531,033	$586,761

MAINTENANCE ESCROW FUND

	March 31, 2017 (Unaudited)	December 31, 2016
Assets
Cash and cash equivalents	$252,993	$385,931
Receivables:
Distribution fund	259,610	50,613
Accrued Interest	(86)	(71)
Prepaid expenses and other assets	14,943	14,589
Linen Inventory	149,517	68,190
Furniture Inventory	49,747	54,112

	$726,724	$573,364

Liabilities and Participants’ Fund Balance
Accounts payable	$221,360	$202,117
Participants’ fund balance	505,364	371,247

	$726,724	$573,364

SADDLEBROOK RENTAL POOL OPERATION

STATEMENTS OF OPERATIONS

(Unaudited)

DISTRIBUTION FUND

	Three months ended March 31,
	2017	2016

Rental pool revenue	$3,805,618	$3,636,773

Deductions:
Marketing fee	285,421	272,758
Management fee	475,702	454,597
Travel agent commissions	113,575	88,535
Credit card expense	80,535	71,508
Bad debt expense	25,000	—

	980,233	887,398

Net rental income	2,825,385	2,749,375
Less operator share of net rental income	(1,553,962)	(1,237,219)
Other revenues (expenses):
Complimentary room revenues	9,490	16,899
Minor repairs and replacements	(32,419)	(72,955)

Amount available for distribution	$1,531,033	$1,456,100

SADDLEBROOK RENTAL POOL OPERATION

STATEMENTS OF CHANGES IN PARTICIPANTS’ FUND BALANCES

(Unaudited)

DISTRIBUTION FUND

	Three months ended March 31,
	2017	2016
Balance at beginning of period	$—	$—

Additions:
Amount available for distribution	1,531,033	1,456,100

Reductions:
Amount withheld for maintenance escrow fund	(259,610)	(218,881)
Amount accrued or paid to participants	(1,271,423)	(1,237,219)

Balance at end of period	$—	$—

MAINTENANCE ESCROW FUND

	Three months ended March 31,
	2017	2016
Balance at beginning of period	$371,247	295,708

Additions:
Amount withheld from distribution fund	259,610	218,881
Unit owner payments	45,983	13,864

Reductions:
Maintenance charges	(93,420)	(83,947)
Linen replacement	(78,056)	—

Balance at end of period	$505,364	$444,506

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

Results of Operations

First quarter 2017 compared to first quarter 2016

The Company’s total revenues increased $78,000, or about 1%, for the three months ended March 31, 2017 compared to the same period in the prior year. Total revenues for the Rental Pool increased $169,000, or 5%. These changes are directly related to an increase in occupancy over the prior period.

Total costs and expenses increased $231,000, or about 2%. Total costs and expenses for the Rental Pool Operation increased $93,000, or about 10%.

The Company’s net income for the quarter decreased in the amount of $158,000 compared to the same period in the prior year. Amounts available for distribution for the Rental Pool Operation increased $75,000 from the comparable period last year.

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

On December 6, 2015 the Company’s financing agreement with a third party lender was modified to include renewal for the existing principal balance of $4,875,000, along with an advance of an additional $2,000,000. The new term note expires December 6, 2020. At March 31, 2017 $6,434,299 was outstanding under the note. The term note requires monthly principle payments of $29,380 plus interest of 3% over the one month Libor index (3.79% at March 31, 2017). The term note is collateralized by all current and subsequently acquired real and personal property. The term note requires the Company to maintain a Debt Ratio, as defined, of 1.25%. The Company was in default of this covenant as of December 31, 2016; however, the Company received a waiver for this default from its lender. Under the terms of its agreement, the debt service covenant will be re-measured at December 31, 2017. Management believes, based on its expectations that it will be in compliance with the debt covenant at that date; however there can be no assurances that it will be in compliance. Should the Company not be in compliance at December 31, 2017, it will seek a waiver or modification of the covenant. In addition, under the terms of the loan agreement, the Company has certain remedies available to it by which it can cure the default, and it is management’s intent to do so if necessary.

On April 24, 2017, the Company entered in to a revolving line of credit agreement with the same third party lender in the maximum amount of $1,500,000 to be used as working capital as needed. The agreement is cross collateralized with the existing mortgage under the same terms and conditions. Amounts borrowed under the revolving line of credit will bear interest at 3% over the one month LIBOR index. The line of credit will terminate on December 6, 2020. The line of credit must be fully repaid at least 60 days of each year of the agreement. As of the date of this filing, the Company has not made any draw on this agreement.

The Company’s ultimate shareholder has the financial ability and intent to continue to fund operations through affiliated companies that are 100% owned by the Company’s ultimate shareholder to the extent required to support the Company’s operations. The Company has loans outstanding to the affiliated companies of approximately $12 million and $10.9 million as of March 31, 2017 and December 31, 2016, respectively. In addition to the shareholders’ financial ability, these affiliated Companies are expected to continue to generate positive cash flows during fiscal year 2017 should additional funding be required to support the Company’s operations.

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

The Company’s term note and its line of credit bear interest at 3.0% over the one month LIBOR index and mature in December 2020.

Item 4. Controls and Procedures

The Company’s management, including the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures as of March 31, 2017, pursuant to Exchange Act Rule 15d-15. Based upon that evaluation, the Company’s Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2017 in timely alerting them to material information required to be included in the Company’s periodic SEC filings.

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

There were no changes in the Company’s internal controls over financial reporting during the three months ended March 31, 2017 that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

10.1 - Revolving Line of Credit Agreement dated April 24, 2017

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

SADDLEBROOK RESORTS, INC.
(Registrant)

Date: May 15, 2017	/s/ Donald L. Allen
Donald L. Allen
Vice President and Treasurer
(Principal Financial and
Accounting Officer)