Form 10-Q
period 2017-06-30
SADDLEBROOK RESORTS INC
filed 2017-08-10
CIK 313151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SADDLEBROOK RESORTS, INC.

BALANCE SHEETS

	June 30, 2017 (Unaudited)	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$825,923	$834,371
Escrowed cash	328,020	409,680
Accounts receivable, net	1,608,593	1,810,865
Due from related parties	1,082,606	1,006,972
Inventory and supplies	1,144,646	1,185,033
Prepaid expenses and other current assets	1,004,772	1,073,590

Total current assets	5,994,560	6,320,511
Property, buildings and equipment, net	18,367,401	19,223,911

Total assets	$24,361,961	$25,544,422

Liabilities and Shareholder’s Equity
Current liabilities:
Current portion of long-term debt	$352,560$	$352,560
Current portion of capital lease obligation	94,054	128,376
Escrowed deposits	328,020	409,680
Accounts payable	500,472	756,199
Accrued rental distribution	677,096	586,761
Accrued expenses and other liabilities	965,584	1,434,814
Current portion of deferred income	695,341	764,660
Guest deposits	1,025,833	2,200,312
Due to related parties	11,334,188	10,889,134

Total current liabilities	15,973,148	17,522,496
Long-term debt, net of deferred issuance costs of $67,044 and $58,108 at June 30, 2017 and December 31, 2016, respectively	5,926,550	6,111,768
Long-term capital lease obligation	27,801	57,236
Deferred income	536,558	501,649

Total liabilities	22,464,057	24,193,149

Shareholder’s equity:
Common stock, $1.00 par value, 100,000 shares authorized and outstanding	100,000	100,000
Additional paid-in capital	1,013,127	1,013,127
Accumulated earnings	784,777	238,146

Total shareholder’s equity	1,897,904	1,351,273

	$24,361,961	$25,544,422

The accompanying notes are an integral part

of these financial statements

SADDLEBROOK RESORTS, INC.

STATEMENTS OF OPERATIONS

AND ACCUMULATED EARNINGS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Revenues	$7,502,308	$7,597,930	$19,924,647	$19,941,773

Costs and expenses:
Operating costs	6,589,291	5,944,298	15,102,135	14,347,655
Sales and marketing	778,053	657,626	1,452,588	1,196,050
General and administrative	822,014	728,468	1,672,257	1,616,956
Depreciation	494,984	481,367	986,988	949,873

Total costs and expenses	8,684,342	7,811,759	19,213,968	18,110,534

Net operating (loss) income before other income (expenses)	(1,182,034)	(213,829)	710,679	1,831,239

Other income (expenses)
Other income	5,599	5,906	10,575	13,921
Interest expense	(92,688)	(80,464)	(174,623)	(159,349)

Total other expenses, net	(87,089)	(74,558)	(164,048)	(145,428)
Net (loss) income	(1,269,123)	(288,387)	546,631	1,685,811
Accumulated earnings at beginning of period	2,053,900	3,447,778	238,146	1,473,580

Accumulated earnings at end of period	$784,777	$3,159,391	$784,777	$3,159,391

The accompanying notes are an integral part

of these financial statements

SADDLEBROOK RESORTS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
	2017	2016
Operating activities:
Net income	$546,631	$1,685,811
Non-cash items included in net income:
Depreciation	986,988	949,873
Loss on the disposal of assets	581	—
Amortization of debt financing costs	15,311	10,033
Decrease (increase) in:
Accounts receivable	202,272	(627,223)
Inventory and supplies	40,387	78,442
Prepaid expenses and other assets	68,818	(19,485)
(Decrease) increase in:
Accounts payable	(255,727)	(53,956)
Accrued rental distribution	90,335	250,491
Guest deposits	(1,174,479)	(566,871)
Accrued expenses and other liabilities	(469,229)	(147,046)
Deferred income	(34,410)	70,726

Cash flow provided by operating activities	17,478	1,630,795

Investing activities:
Capital expenditures	(131,060)	(629,651)

Cash flow used in investing activities	(131,060)	(629,651)

Financing activities:
Payments on long-term debt	(176,282)	(176,282)
Payments on capital lease obligations	(63,757)	(59,446)
Financing costs	(24,247)	—
Net proceeds from (repayments to) related parties	369,420	(93,511)

Cash flow provided by (used in) financing activities	105,134	(329,239)

Net change in cash and cash equivalents	(8,448)	671,905
Cash and cash equivalents at beginning of period	834,371	375,912

Cash and cash equivalents at end of period	$825,923	$1,047,817

Supplemental disclosure of cash flow information:
Cash paid for interest	$159,312	$149,316

The accompanying notes are an integral part

of these financial statements

SADDLEBROOK RESORTS, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

Saddlebrook Resorts, Inc. (the “Company”) developed and operates Saddlebrook Resort, which is a condominium hotel and resort located in Wesley Chapel, Florida.

The Company’s accompanying balance sheet as of June 30, 2017, and its statements of operations and accumulated earnings and cash flows for the three and six month periods ended June 30, 2017 and 2016, are unaudited but reflect all adjustments which are, in the opinion of management, necessary for the fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. The balance sheet as of December 31, 2016 has been derived from the audited financial statements as of that date.

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

Note 2. Accounts Receivable

	June 30, 2017 (Unaudited)	December 31, 2016
Trade accounts receivable	$1,693,540	$1,828,542
Less allowance for bad debts	(84,947)	(17,677)

	$1,608,593	$1,810,865

Note 3. Property, Buildings and Equipment

	June 30, 2017 (Unaudited)	December 31, 2016
Land and land improvements	$8,458,554	$8,458,554
Buildings and recreational facilities	31,948,823	31,942,695
Machinery and equipment	20,958,549	20,836,945
Construction in progress	483,968	481,816

	61,849,894	61,720,010
Less accumulated depreciation	(43,482,493)	(42,496,099)

	$18,367,401	$19,223,911

The Company’s property, buildings and equipment are pledged as security for its long-term debt (see Note 4).

Note 4. Long-term debt and Capital Lease Obligation

On December 6, 2015 the Company’s financing agreement with a third party lender was modified to include renewal for the existing principal balance of $4,875,000, along with an advance of an additional $2,000,000. The new term note expires December 6, 2020. At June 30, 2017 $6,346,154 was outstanding under the note. The term note requires monthly principle payments of $29,380 plus interest of 3% over the one month Libor index (4.23% at June 30, 2017). The term note is collateralized by all current and subsequently acquired real and personal property. The term note requires the Company to maintain a Debt Service Ratio, as defined, of 1.25%. The Company was in default of this covenant as of December 31, 2016; however, the Company received a waiver for this default from its lender. Under the terms of its agreement, the debt service covenant will be re-measured at December 31, 2017. Management believes, based on its expectations, that it will be in compliance with the debt service covenant at that date; however, there can be no assurances that it will be in compliance. Should the Company not be in compliance at December 31, 2017, it will seek a waiver or modification of the covenant. In addition, under the terms of the loan agreement, the Company has certain remedies available to it by which it can cure the default, and it is management’s intent to do so if necessary.

On April 24, 2017, the Company entered in to a revolving line of credit agreement with the same third party lender with maximum borrowings of $1,500,000 to be used as working capital as needed. The agreement is cross collateralized with the existing term note under the same terms and conditions. Amounts borrowed under the revolving line of credit will bear interest at 3% over the one month LIBOR index. The line of credit will terminate on December 6, 2020. As of the date of this filing, the Company has not made any draw on this agreement.

On December 13, 2012, the Company entered into a capital lease obligation for equipment in the amount of $80,479. The capital lease is secured by the equipment purchased, matures in November 2017 and requires monthly payments of $1,426, including interest at 2.44%. At June 30, 2017, the amount due on this capital lease obligation was $7,086.

On December 2, 2012, the Company entered into a capital lease obligation for equipment in the amount of $255,874. The assets associated with this lease cost $294,724, of which $38,850 was reduced through the Company’s trade-in of existing equipment. This capital lease is secured by the equipment purchased, matures in December 2017 and requires monthly payments of $4,995, including interest at 6.41%. At June 30, 2017, the amount due on this capital lease obligation was $29,419.

On January 15, 2014, the Company entered into a capital lease obligation for equipment in the amount of $150,000. The capital lease is secured by equipment purchased, matures in December 2018 and requires monthly payments of $3,024 including interest of 7.75%. At June 30, 2017, the amount due on this capital lease obligation was $48,532.

On January 15, 2014, the Company entered into a capital lease obligation for equipment in the amount of $102,000. The capital lease is secured by equipment purchased, matures in December 2018 and requires monthly payments of $2,233, including interest an 11.30%. At June 30, 2017, the amount due on this capital lease obligation was $36,818.

Note 5. Related Party Receivables and Payables

Related party receivables and payables at June 30, 2017 and December 31, 2016 are the result of net intercompany transactions and cash transfers between the Company and its shareholder and affiliated companies. Related party receivables and payables are unsecured and non-interest bearing.

Note 6. Income Taxes

The Company is currently a member of a Qualified Subchapter S Subsidiary Group. Accordingly, no income tax expense was reflected in the Company’s operating results as the tax is assessed to the shareholders of the Company’s parent company.

SADDLEBROOK RENTAL POOL OPERATION

BALANCE SHEETS

DISTRIBUTION FUND

	June 30, 2017 (Unaudited)	December 31, 2016
Assets
Receivable from Saddlebrook Resorts, Inc.	$677,096	$586,761

Liabilities and Participants’ Fund Balance
Due to participants for rental pool distribution	$569,894	$536,148
Due to maintenance escrow fund	107,202	50,613

	$677,096	$586,761

MAINTENANCE ESCROW FUND

	June 30, 2017 (Unaudited)	December 31, 2016
Assets
Cash and cash equivalents	$306,826	$385,931
Receivables:
Distribution fund	107,202	50,613
Interest accrued	(97)	(71)
Linen inventory	74,637	68,190
Furniture inventory	49,747	54,112
Prepaid expenses and other assets	14,780	14,589

	$553,095	$573,364

Liabilities and Participants’ Fund Balance
Accounts payable	$111,618	$202,117
Participants’ fund balance	441,477	371,247

	$553,095	$573,364

The accompanying notes are an integral part

of these financial statements

SADDLEBROOK RENTAL POOL OPERATION

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Rental pool revenues	$2,057,196	$2,071,871	$5,862,814	$5,708,644

Deductions:
Marketing fee	154,290	155,390	439,711	428,148
Management fee	257,150	258,984	732,852	713,581
Travel agent commissions	288,156	156,531	401,731	245,066
Credit card expense	76,170	61,349	156,705	132,857
Bad debt expense	15,000	—	40,000	—

	790,766	632,254	1,770,999	1,519,652

Net rental income	1,266,430	1,439,617	4,091,815	4,188,992
Less operator share of net rental income	(569,893)	(647,828)	(1,841,316)	(1,885,047)
Other revenues (expenses):
Complimentary room revenues	10,317	11,821	19,807	28,720
Minor repairs and replacements	(29,758)	(65,098)	(62,177)	(138,053)

Amount available for distribution	$677,096	$738,512	$2,208,129	$2,194,612

The accompanying notes are an integral part

of these financial statements

SADDLEBROOK RENTAL POOL OPERATION

STATEMENTS OF CHANGES IN PARTICIPANTS’ FUND BALANCES

(Unaudited)

DISTRIBUTION FUND

	Six months ended June 30,
	2017	2016
Balance at beginning of period	$—	$—
Additions:
Amount available for distribution	2,208,129	2,194,612
Reductions:
Amount withheld for maintenance escrow fund	(366,812)	(309,565)
Amount accrued or paid to participants	(1,841,317)	(1,885,047)

Balance at end of period	$—	$—

MAINTENANCE ESCROW FUND

	Six months ended June 30,
	2017	2016
Balance at beginning of period	$371,247	295,708
Additions:
Amount withheld from distribution fund	366,812	309,565
Unit owner payments	91,769	67,974
Interest earned	—	—
Reductions:
Escrow account refunds	(15,271)	(1,647)
Maintenance charges	(210,883)	(171,320)
Unit renovations	(8,223)	—
Linen replacement	(153,974)	—

Balance at end of period	$441,477	$500,280

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

The Saddlebrook Rental Pool Operation consists of two funds: the Rental Pool Income Distribution Fund (“Distribution Fund”) and the Maintenance and Furniture Replacement Escrow Fund (“Maintenance Escrow Fund”). The operations of the Distribution Fund reflect the earnings of the Rental Pool. The Distribution Fund balance sheets reflect amounts due from Saddlebrook for the rental pool distribution payable to participants and amounts due to the Maintenance Escrow fund. The amounts due from Saddlebrook are required to be distributed no later than forty-five days following the end of each calendar quarter. The Maintenance Escrow Fund reflects the accounting for escrowed assets used to maintain unit interiors and replace furniture and linens as it becomes necessary.

Rental pool participants and Saddlebrook share net rental income according to the provisions of the Agreement. Net Rental Income shared consists of rentals received less a marketing surcharge of 7.5%, a 12.5% management fee, travel agent commissions, credit card expenses and provision for bad debts, if warranted. Saddlebrook receives 45% of Net Rental Income as operator of the Rental Pool. The remaining 55% of Net Rental Income, after adjustments for complimentary room revenues (ten percent of the normal unit rental price paid by Saddlebrook for promotional use of the unit) and certain minor repair and maintenance charges, is available for distribution to the participants and Maintenance Escrow Fund based upon each participant’s respective participation factor (computed using the value of a furnished unit and the number of days it was available to the pool). Quarterly, 45% of Net Rental Income is distributed to participants and 10%, as adjusted for complimentary room revenues and minor interior maintenance and replacement charges, is deposited in an escrow account until a maximum of 20% of the set value of the individual owner’s furniture package has been accumulated. Excess escrow balances are refunded to participants.

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

Results of Operations

Second quarter 2017 compared to second quarter 2016

The Company’s total revenues decreased approximately $96,000, or about 1%, for the three months ended June 30, 2017 compared to the same period in the prior year. Total revenues for the Rental Pool decreased about $15,000, less than 1%.

Total costs and expenses increased approximately $873,000, or about 11%, for the Company, and approximately $159,000, or about 25%, for the Rental Pool Operation.

The Company experienced a net loss for the quarter in the amount of approximately $1,269,000, compared to the net loss of the prior comparable quarter of approximately $288,000. Amounts available for distribution for the Rental Pool Operation decreased approximately $61,000, or about 8%, from the comparable period last year.

First six months 2017 compared to first six months 2016

The Company’s total revenues decreased approximately $17,000, less than 1%, for the six months ended June 30, 2017 compared to the same period in the prior year. The total revenues for the Rental Pool increased approximately $154,000, or about 3%.

Total costs and expenses for the Company increased approximately $1,103,000 or about 6%. Total costs and expenses for the Rental Pool Operation increased by about $251,000, about 17%.

The Company’s net income for the period of decreased approximately $1,139,000 compared to the same period in the prior year. Amounts available for distribution for the Rental Pool Operation increased approximately $14,000 over the same period in the prior year.

Impact of Current Economic Conditions

The Company experienced a minor decrease in revenue for the 6 months ending 6/30/2017 compared to the same period in the previous year. The Company believes this trend will improve during the remaining months of 2017. The increase in expenses for the period ended 6/30/2017 as compared to the same period in the prior year is a result of increased efforts in its sales programs and upgrades of its golf training program and its two 18 hole golf courses. The investment in these areas will position the Company as one of the top training facilities and golf courses.

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

Liquidity and Capital Resources

Net income for the six month period ended June 30, 2017 was $546,631. Excluding non-cash expenses such as depreciation and amortization of $1,002,880, the Company’s actual operating cash flow was $1,549,511.

Future operating costs and planned expenditures for minor capital additions and improvements are expected to be adequately funded by the Company and its affiliates’ current cash reserves and cash generated by the Resort’s operations.

On December 6, 2015 the Company’s financing agreement with a third party lender was modified to include renewal for the existing principal balance of $4,875,000, along with an advance of an additional $2,000,000. The new term note expires December 6, 2020. At June 30, 2017 $6,346,154 was outstanding under the note. The term note requires monthly principle payments of $29,380 plus interest of 3% over the one month Libor index (4.23% at June 30, 2017). The term note is collateralized by all current and subsequently acquired real and personal property. The term note requires the Company to maintain a Debt Service Ratio, as defined, of 1.25%. The Company was in default of this covenant as of December 31, 2016; however, the Company received a waiver for this default from its lender. Under the terms of its agreement, the debt service covenant will be re-measured at December 31, 2017. Management believes, based on its expectations, that it will be in compliance with the debt service covenant at that date; however, there can be no assurances that it will be in compliance. Should the Company not be in compliance at December 31, 2017, it will seek a waiver or modification of the covenant. In addition, under the terms of the loan agreement, the Company has certain remedies available to it by which it can cure the default, and it is management’s intent to do so if necessary.

On April 24, 2017, the Company entered in to a revolving line of credit agreement with the same third party lender with maximum borrowings of $1,500,000 to be used as working capital as needed. The agreement is cross collateralized with the existing term note under the same terms and conditions. Amounts borrowed under the revolving line of credit will bear interest at 3% over the one month LIBOR index. The line of credit will terminate on December 6, 2020. As of the date of this filing, the Company has not made any draw on this agreement.

The Company’s ultimate shareholder has the financial ability and intent to continue to fund operations through affiliated companies that are 100% owned by the Company’s ultimate shareholder to the extent required to support the Company’s operations. The Company has loans outstanding to the affiliated companies of approximately $11.3 million and $10.9 million as of June 30, 2017 and December 31, 2016, respectively. In addition to the shareholders’ financial ability, these affiliated Companies are expected to continue to generate positive cash flows during fiscal year 2017 should additional funding be required to support the Company’s operations.

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

The Company’s term note and revolving line of credit bear interest at 3.0% over the one month LIBOR index and mature in December 2020.

Item 4. Controls and Procedures

The Company’s management, including the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures as of June 30, 2017, pursuant to Exchange Act Rule 15d-15. Based upon that evaluation, the Company’s Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2017 in timely alerting them to material information required to be included in the Company’s periodic SEC filings.

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

There were no changes in the Company’s internal controls over financial reporting during the six months ended June 30, 2017 that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 6. Exhibits

The following exhibits are included in this Form 10-Q:

The following exhibits are included in this Form 10-Q:

31.1	- Chief Executive Officer Rule 15d-14(a) Certification

31.2	- Chief Financial Officer Rule 15d-14(a) Certification

32.1	- Chief Executive Officer Section 1350 Certification

32.2	- Chief Financial Officer Section 1350 Certification

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	BRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SADDLEBROOK RESORTS, INC.
(Registrant)

Date: August 10, 2017	By:	/s/ Donald L. Allen
Donald L. Allen
Vice President and Treasurer (Principal Financial and Accounting Officer)