Form 10-Q
period 2017-09-30
SADDLEBROOK RESORTS INC
filed 2017-11-14
CIK 313151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

SADDLEBROOK RESORTS, INC.

BALANCE SHEETS

	September 30, 2017 (Unaudited)	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$151,879	$834,371
Escrowed cash	208,741	409,680
Accounts receivable, net	789,485	1,810,865
Due from related parties	1,426,990	1,006,972
Inventory and supplies	1,136,758	1,185,033
Prepaid expenses and other current assets	992,901	1,073,590

Total current assets	4,706,754	6,320,511
Property, buildings and equipment, net	17,977,041	19,223,911

Total assets	$22,683,795	$25,544,422

Liabilities and Shareholder’s Equity
Current liabilities:
Current portion of long-term debt	$1,052,560	$352,560
Current portion of capital lease obligation	76,556	128,376
Escrowed deposits	208,741	409,680
Accounts payable	193,186	756,199
Accrued rental distribution	376,530	586,761
Accrued expenses and other liabilities	881,429	1,434,814
Current portion of deferred income	683,280	764,660
Guest deposits	1,137,071	2,200,312
Due to related parties	12,210,881	10,889,134

Total current liabilities	16,820,234	17,522,496
Long-term debt, net of deferred issuance costs of $60,480 and $58,108 at September 30, 2017 and December 31, 2016, respectively	5,844,973	6,111,768
Long-term capital lease obligation	12,592	57,236
Deferred income	509,481	501,649

Total liabilities	23,187,280	24,193,149

Shareholder’s (deficit) equity:
Common stock, $1.00 par value, 100,000 shares authorized and outstanding	100,000	100,000
Additional paid-in capital	1,013,127	1,013,127
Accumulated (deficit) earnings	(1,616,612)	238,146

Total shareholder’s (deficit) equity	(503,485)	1,351,273

	$22,683,795	$25,544,422

The accompanying notes are an integral part

of these financial statements

SADDLEBROOK RESORTS, INC.

STATEMENTS OF OPERATIONS

AND ACCUMULATED EARNINGS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Revenues	$3,886,436	$4,395,560	$23,811,083	$24,337,333

Costs and expenses:
Operating costs	4,486,111	4,509,610	19,588,246	18,857,266
Sales and marketing	486,939	562,556	1,939,527	1,758,606
General and administrative	725,777	730,385	2,398,034	2,347,340
Depreciation	499,420	489,246	1,486,408	1,439,119

Total costs and expenses	6,198,247	6,291,797	25,412,215	24,402,331

Operating loss before other income (expenses)	(2,311,811)	(1,896,237)	(1,601,132)	(64,998)

Other income (expenses)
Other income	5,084	402,291	15,659	416,212
Interest expense	(94,662)	(84,140)	(269,285)	(243,489)

Total other income (expenses), net	(89,578)	318,151	(253,626)	172,723
Net (loss) income	(2,401,389)	(1,578,086)	(1,854,758)	107,725
Accumulated earnings at beginning of period	784,777	3,159,391	238,146	1,473,580

Accumulated (deficit) earnings at end of period	$(1,616,612)	$1,581,305	$(1,616,612)	$1,581,305

The accompanying notes are an integral part

of these financial statements

SADDLEBROOK RESORTS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,
	2017	2016
Operating activities:
Net (loss) income	$(1,854,758)	$107,725
Non-cash items included in net income:
Depreciation	1,486,408	1,439,119
Amortization of debt financing costs	21,875	15,049
Loss on asset sold	5,465	—
Decrease (increase) in:
Accounts receivable	1,021,380	(4,732)
Inventory and supplies	48,275	116,110
Prepaid expenses and other assets	80,689	(54,037)
(Decrease) increase in:
Accounts payable	(563,013)	253,161
Accrued rental distribution	(210,231)	(190,183)
Guest deposits	(1,063,241)	(110,670)
Accrued expenses and other liabilities	(553,385)	(371,588)
Deferred income	(73,548)	(41,622)

Cash flow (used in) provided by operating activities	(1,654,084)	1,158,332

Investing activities:
Capital expenditures	(245,003)	(832,526)

Cash flow used in investing activities	(245,003)	(832,526)

Financing activities:
Payments on long-term debt	(264,423)	(264,423)
Proceeds from line of credit	700,000	—
Financing costs	(24,247)	—
Payments on capital lease obligations	(96,464)	(89,957)
Net proceeds from related parties	901,729	83,510

Cash flow provided by (used in) financing activities	1,216,595	(270,870)

Net (decrease) increase in cash and cash equivalents	(682,492)	54,936
Cash and cash equivalents at beginning of period	834,371	375,912

Cash and cash equivalents at end of period	$151,879	$430,848

Supplemental disclosure of cash flow information:
Cash paid for interest	$247,409	$228,440

The accompanying notes are an integral part

of these financial statements

SADDLEBROOK RESORTS, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

Saddlebrook Resorts, Inc. (the “Company”) developed and operates Saddlebrook Resort, which is a condominium hotel and resort located in Wesley Chapel, Florida.

The Company’s accompanying balance sheet for September 30, 2017, and its statements of operations and accumulated (deficit) earnings and cash flows for the three and nine month periods ended September 30, 2017 and 2016, are unaudited but reflect all adjustments which are, in the opinion of management, necessary for the fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. The balance sheet at December 31, 2016 has been derived from the audited financial statements as of that date.

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

In May 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers,” which creates a new Topic, Accounting Standards Codification (“ASC”) Topic 606. The standard is principle-based and provides a five-step model to determine when and how revenue is recognized. The core principle is that an entity should recognize revenue when it transfers promised good or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, which defers the effective date of ASU 2014-09 for all entities by one year, until years beginning in 2018, with early adoption permitted but not before 2017. Entities may adopt ASU 2014-09 using either a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients or a retrospective approach with the cumulative effect recognized at the date of adoption. Management believes the majority of the Company’s revenue falls outside the scope of this guidance and does not anticipate any significant changes to the manner or timing of the Company’s revenue recognition. The Company intends to implement the standard retrospectively with the cumulative effect, if any, recognized in retained earnings at the date of application.

Note 2. Accounts Receivable

	September 30, 2017 (Unaudited)	December 31, 2016
Trade accounts receivable	$851,811	$1,828,542
Less allowance for bad debts	(62,326)	(17,677)

	$789,485	$1,810,865

Note 3. Property, Buildings and Equipment

	September 30, 2017 (Unaudited)	December 31, 2016
Land and land improvements	$8,458,554	$8,458,554
Buildings and recreational facilities	31,949,937	31,942,695
Machinery and equipment	21,125,248	20,836,945
Construction in progress	403,462	481,816

	61,937,201	61,720,010
Less accumulated depreciation	(43,960,160)	(42,496,099)

	$17,977,041	$19,223,911

The Company’s property, buildings and equipment are pledged as security for its long-term debt (see Note 4).

Note 4. Long-term debt and Capital Lease Obligation

On December 6, 2015 the Company’s financing agreement with a third party lender was modified to include renewal for the existing principal balance of $4,875,000, along with an advance of an additional $2,000,000. The new term note expires December 6, 2020. At September 30, 2017, $6,258,013 was outstanding under the note. The term note requires monthly principal payments of $29,380 plus interest of 3% over the one month Libor index (4.23% at September 30, 2017). The term note is collateralized by all current and subsequently acquired real and personal property. The term note requires the Company to maintain a Debt Service Ratio, as defined, of 1.25%. The Company was in default of this covenant as of December 31, 2016; however, the Company received a waiver for this default from its lender. Under the terms of its agreement, the debt service covenant will be re-measured at December 31, 2017. Management believes, based on its expectations, that the Company will be in compliance with the debt service covenant at that date; however, there can be no assurances that it will be in compliance. Should the Company not be in compliance at December 31, 2017, it will seek a waiver or modification of the covenant. In addition, under the terms of the loan agreement, the Company has certain remedies available to it by which it can cure the default, and it is management’s intent to do so if necessary.

On April 24, 2017, the Company entered in to a revolving line of credit agreement with the same third party lender with maximum borrowings of $1,500,000 to be used as working capital as needed. The agreement is cross collateralized with the existing term note under the same terms and conditions. Amounts borrowed under the revolving line of credit will bear interest at 3% over the one month LIBOR index.(4.23% at September 30, 2017). The line of credit will terminate on December 6, 2020. The Company has drawn $700,000 on this agreement as of September 30, 2017.

On December 13, 2012, the Company entered into a capital lease obligation for equipment in the amount of $80,479. The capital lease is secured by the equipment purchased, matures in November 2017 and requires monthly payments of $1,426, including interest at 2.44%. At September 30, 2017, the amount due on this capital lease obligation was $2,841.

On December 2, 2012, the Company entered into a capital lease obligation for equipment in the amount of $255,874. The assets associated with this lease cost $294,724, of which $38,850 was reduced through the Company’s trade-in of existing equipment. This capital lease is secured by the equipment purchased, matures in December 2017 and requires monthly payments of $4,995, including interest at 6.41%. At September 30, 2017, the amount due on this capital lease obligation was $14,827.

On January 15, 2014, the Company entered into a capital lease obligation for equipment in the amount of $150,000. The capital lease is secured by equipment purchased, matures in December 2018 and requires monthly payments of $3,024 including interest at 7.75%. At September 30, 2017, the amount due on this capital lease obligation was $40,374.

On January 15, 2014, the Company entered into a capital lease obligation for equipment in the amount of $102,000. The capital lease is secured by equipment purchased, matures in December 2018 and requires monthly payments of $2,233, including interest at 11.30%. At September 30, 2017, the amount due on this capital lease obligation was $31,106.

Note 5. Related Party Receivables and Payables

Related party receivables and payables at September 30, 2017 and December 31, 2016 are the result of net intercompany transactions and cash transfers between the Company and its shareholder and affiliated companies. Related party receivables and payables are unsecured and non-interest bearing.

Note 6. Income Taxes

The Company is currently a member of a Qualified Subchapter S Subsidiary Group. Accordingly, no income tax expense was reflected in the Company’s operating results as the tax is assessed to the shareholders of the Company’s parent company.

SADDLEBROOK RENTAL POOL OPERATION

BALANCE SHEETS

DISTRIBUTION FUND

	September 30, 2017 (Unaudited)	December 31, 2016
Assets
Receivable from Saddlebrook Resorts, Inc.	$376,530	$586,761

Liabilities
Due to participants for rental pool distribution	$331,178	$536,148
Due to maintenance escrow fund	45,352	50,613

	$376,530	$586,761

MAINTENANCE ESCROW FUND

	September 30, 2017 (Unaudited)	December 31, 2016
Assets
Cash and cash equivalents	$187,992	$385,931
Receivables:
Distribution fund	45,352	50,613
Interest accrued	(104)	(71)
Linen inventory	43,175	68,190
Furniture inventory	49,747	54,112
Prepaid expenses and other assets	2,705	14,589

	$328,867	$573,364

Liabilities and Participants’ Fund Balance
Accounts payable	$60,805	$202,117
Participants’ fund balance	268,062	371,247

	$328,867	$573,364

The accompanying notes are an integral part

of these financial statements

SADDLEBROOK RENTAL POOL OPERATION

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Rental pool revenues	$1,077,320	$927,591	$6,940,134	$6,636,235

Deductions:
Marketing fee	80,799	69,569	520,510	497,717
Management fee	134,665	115,949	867,517	829,530
Travel agent commissions	82,573	75,490	484,304	320,556
Credit card expense	38,332	27,643	195,037	160,500
Bad debt expense	5,000	—	45,000

	341,369	288,651	2,112,368	1,808,303

Net rental income	735,951	638,940	4,827,766	4,827,932
Less operator share of net rental income	(331,178)	(287,523)	(2,172,494)	(2,172,570)
Other revenues (expenses):
Complimentary room revenues	8,702	9,520	28,509	38,240
Minor repairs and replacements	(36,945)	(63,099)	(99,122)	(201,152)

Amount available for distribution	$376,530	$297,838	$2,584,659	$2,492,450

The accompanying notes are an integral part

of these financial statements

SADDLEBROOK RENTAL POOL OPERATION

STATEMENTS OF CHANGES IN PARTICIPANTS’ FUND BALANCES

(Unaudited)

DISTRIBUTION FUND

	Nine months ended September 30,
	2017	2016
Balance at beginning of period	$—	$—
Additions:
Amount available for distribution	2,584,659	2,492,450
Reductions:
Amount withheld for maintenance escrow fund	(412,164)	(319,880)
Amount accrued or paid to participants	(2,172,495)	(2,172,570)

Balance at end of period	$—	$—

MAINTENANCE ESCROW FUND

	Nine months ended September 30,
	2017	2016
Balance at beginning of period	$371,247	295,708
Additions:
Amount withheld from distribution fund	412,164	320,328
Unit owner payments	107,921	113,213
Reductions:
Escrow account refunds	(20,742)	(1,647)
Maintenance charges	(286,336)	(268,895)
Unit renovations	(130,756)	(567)
Linen replacement	(185,436)	(24,561)

Balance at end of period	$268,062	$433,579

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

Results of Operations

Third quarter 2017 compared to third quarter 2016

The Company’s total revenues decreased approximately $509,000, or about 12%, for the three months ended September 30, 2017 compared to the same period in the prior year. Total revenues for the Rental Pool increased approximately $150,000, or about 16%.

Total costs and expenses decreased approximately $94,000, or about 1%, for the Company. Total costs and expenses for the Rental Pool Operation increased approximately $53,000, or about 18%.

The Company experienced a net loss for the quarter in the amount of approximately $2,401,000, compared to a net loss of approximately $1,578,000 in the prior comparable quarter. Contributing to the profit for the 3rd quarter ended September 30, 2016 was a payment to the Company of $397,488 for a claim related to the BP oil spill. This amount was recorded as Other Income during the period. Amounts available for distribution for the Rental Pool Operation increased approximately $79,000, or about 26%, from the comparable period last year.

First nine months 2017 compared to first nine months 2016

The Company’s total revenues decreased approximately $526,000, about 2%, for the nine months ended September 30, 2017 compared to the same period in the prior year. The total revenues for the Rental Pool increased approximately $304,000, or about 5%.

Total costs and expenses for the Company increased approximately $1,010,000, or 4%. Total costs and expenses for the Rental Pool Operation increased by about $304,000, about 17%.

The Company had net loss for the period of approximately $1,855,000, compared with net income of approximately $108,000 in the comparable period last year. Contributing to the Company’s profit for the period ended September 30, 2016 was a payment of $397,488 for a claim related to the BP oil spill. This amount was recorded as Other Income during the period. Amounts available for distribution for the Rental Pool Operation increased approximately $92,000, or about 4%, over the same period in the prior year.

Impact of Current Economic Conditions

The Company experienced a minor decrease in revenue for the 9 months ending 9/30/2017 compared to the same period in the previous year. The Company believes this trend will improve during the remaining months of 2017. The increase in expenses for the period ended 9/30/2017 as compared to the same period in the prior year is a result of increased efforts in its sales programs and upgrades of its golf training program and its two 18 hole golf courses. The investment in these areas will position the Company as one of the top training facilities and golf courses.

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

On December 6, 2015 the Company’s financing agreement with a third party lender was modified to include renewal for the existing principal balance of $4,875,000, along with an advance of an additional $2,000,000. The new term note expires December 6, 2020. At September 30, 2017, $6,258,013 was outstanding under the note. The term note requires monthly principle payments of $29,380 plus interest of 3% over the one month Libor index (4.23% at September 30, 2017). The term note is collateralized by all current and subsequently acquired real and personal property. The term note requires the Company to maintain a Debt Service Ratio, as defined, of 1.25%. The Company was in default of this covenant as of December 31, 2016; however, the Company received a waiver for this default from its lender. Under the terms of its agreement, the debt service covenant will be re-measured at December 31, 2017. Management believes, based on its expectations, that the Company will be in compliance with the debt service covenant at that date; however, there can be no assurances that it will be in compliance. Should the Company not be in compliance at December 31, 2017, it will seek a waiver or modification of the covenant. In addition, under the terms of the loan agreement, the Company has certain remedies available to it by which it can cure the default, and it is management’s intent to do so if necessary.

On April 24, 2017, the Company entered in to a revolving line of credit agreement with the same third party lender with maximum borrowings of $1,500,000 to be used as working capital as needed. The agreement is cross collateralized with the existing term note under the same terms and conditions. Amounts borrowed under the revolving line of credit will bear interest at 3% over the one month

LIBOR index.(4.23% at September 30, 2017). The line of credit will terminate on December 6, 2020. As of the date of this filing, the Company has drawn $700,000 on this agreement.

During the nine month period ended September 30, 2017 the Company had a deficiency in net working capital with current liabilities exceeding current assets by approximately $12.1 million. The Company’s ultimate shareholder has the financial ability and intent to continue to fund operations through affiliated companies that are 100% owned by the Company’s ultimate shareholder to the extent required to support the Company’s operations. The Company has loans outstanding, included in current liabilities, to the affiliated companies of approximately $12.2 million and $10.9 million as of September 30, 2017 and December 31, 2016, respectively. In addition to the shareholders’ financial ability and willingness to defer collection on these loans, these affiliated companies are expected to continue to generate positive cash flows during the fiscal year 2017 should additional funding be required to support the Company’s operations.

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

Item 4. Controls and Procedures

The Company’s management, including the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures as of September 30, 2017, pursuant to Exchange Act Rule 15d-15. Based upon that evaluation, the Company’s Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2017 in timely alerting them to material information required to be included in the Company’s periodic SEC filings.

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

There were no changes in the Company’s internal controls over financial reporting during the nine months ended September 30, 2017 that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

SADDLEBROOK RESORTS, INC.
(Registrant)

Date: November 14, 2017	/s/ Donald L. Allen
Donald L. Allen Vice President and Treasurer (Principal Financial and Accounting Officer)