Form 10-K
period 2017-12-31
SADDLEBROOK RESORTS INC
filed 2018-04-16
CIK 313151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended December 31, 2017

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

At December 31, 2017, there were approximately 452 persons employed by the Company. The Company’s management relationship with its employees is excellent and there are no collective bargaining agreements.

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

A total of 556 condominium units are at the Resort comprised of one-, two- and three-bedroom suites. Of these condominium units, 408 are designed for hotel occupancy and located in an area called the Walking Village. The remaining 148 are slightly larger, designed for longer-termed rental, and are located in an area called the Lakeside Village. At December 31, 2017, there were 509 hotel accommodations participating in the Rental Pool. The three-bedroom condominium units become hotel accommodations as a two-bedroom suite with a separate adjoining hotel room. Some two-bedroom condominium units become hotel accommodations as a one-bedroom suite with a separate adjoining hotel room.

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

Recent Accounting and Reporting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This ASU requires debt issuance costs to be presented as a direct deduction from the carrying amount of the related debt rather than as an asset. In 2016, the Company retrospectively adopted this update, as required, and the amounts reclassified from other assets to long-term debt on the condensed consolidated balance sheets. These reclassifications did not impact net income.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers,” which creates a new Topic, Accounting Standards Codification (“ASC”) Topic 606. The standard is principle-based and provides a five-step model to determine when and how revenue is recognized. The core principle is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, which defers the effective date of ASU 2014-09 for all entities by one year, until years beginning in 2018, with early adoption permitted but not before 2017. Entities may adopt ASU 2014-09 using either a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients or a modified retrospective approach with the cumulative effect recognized at the date of adoption. Management believes the majority of the Company’s revenue will not be significantly impacted by this guidance and does not anticipate any significant changes to the manner or timing of the Company’s revenue recognition. The Company intends to implement the standard using the modified retrospective approach with the cumulative effect, if any, recognized in retained earnings at the date of application.

In February 2016, the FASB issued ASU No. 2016-02, Leases. The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition. Similarly, lessors will be required to classify leases as sales-type, finance or operating, with classification affecting the pattern of income recognition. Classification for both lessees and lessors will be based on an assessment of whether risks and rewards as well as substantive control have been transferred through a lease contract. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. A modified retrospective transition approach is required for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently in the process of evaluating the impact of this update.

In November 2016, the FASB issued Accounting Standards Update No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (ASU 2016-18), which requires companies to include amounts generally described as restricted cash and restricted cash equivalents in cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This standard is effective for the Company beginning in the first quarter of 2018 and early adoption is permitted. The Company will implement this guidance in the first quarter of 2018 and will adjust corresponding prior periods to conform with the required presentation.

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

Asset Impairments - The Company’s management periodically evaluates whether there has been a permanent impairment of long-lived assets. The Company’s management believes that the accounting estimates related to asset impairments are critical estimates for the following reasons: (1) the ongoing changes in management’s expectations regarding future utilization of assets; and (2) the impact of an impairment on reported assets and earnings could be material. During the years ended December 31, 2017 and 2016, the Company’s management evaluated assets for impairment and concluded that the sum of the undiscounted expected future cash flows (excluding interest charges) from its assets exceeded their then current carrying values. Accordingly, the Company did not recognize an impairment charge.

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

Loss Contingencies – The Company estimates loss contingencies in accordance with FASB ASC 450-20 Loss Contingencies, which states that a loss contingency shall be accrued by a charge to income if both of the following conditions are met: (a) information available before the financial statements are issued or are available to be issued indicates that it is probable that a liability had been incurred at the date of the financial statements and (b) the amount of loss can be reasonably estimated. We do not believe that the ultimate resolution of our litigation matters will have an adverse effect on the Company’s financial position and results of operations. As such, there have been no adjustments for loss contingencies to the accompanying financial statements as of and for the year ended December 31, 2017.

See the Notes to the Financial Statements for Saddlebrook Resorts, Inc. in Item 8 hereof for additional accounting policies used in the preparation of the financial statements.

Impact of Current Economic Conditions

The Company experienced a minor decrease in revenue for the year ending December 31, 2017 compared to the previous year. The Company believes this trend will improve during 2018. The increase in expenses for the year ending December 31, 2017 as compared to the prior year is a result of increased efforts in its sales programs and upgrades of its golf training program and its two 18 hole golf courses. The investment in these areas will position the Company as one of the top training facilities and golf courses.

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

During the year ended December 31, 2017 the Company had a deficiency in net working capital with current liabilities exceeding current assets by approximately $12.9 million. The Company’s ultimate shareholder has the financial ability and intent to continue to fund operations through affiliated companies that are 100% owned by the Company’s ultimate shareholder to the extent required to support the Company’s operations. The Company has loans outstanding due to the affiliated companies of approximately $11.9 million and $10.9 million as of December 31, 2017 and 2016, respectively. In addition to the shareholder’s financial ability, these affiliated companies are expected to continue to generate positive cash flows during fiscal year 2018 should additional funding be required to support the Company’s operations.

The Company’s operation of the Resort is not considered to be dependent on any individual or small group of customers, the loss of which would have a material adverse effect on the Company’s business or financial condition.

Results of Operations

The following chart highlights changes in the sources of Company revenues:

	Year ended December 31,
	2017	2016
Rental Pool Revenues	29%	27%
Food and beverage	35	37
Resort facilities and other	36	36

	100%	100%

2017 Compared to 2016

The Company’s total revenue decreased $632,000 or approximately 2%, from the prior year. Rental Pool revenue increased $298,000 or approximately 4%. Food and Beverage revenue decreased $781,000 or approximately 7%.

The Company’s costs and expenses increased $672,000, or approximately 2%. Costs and expenses of the Rental Pool Operation increased $329,000, or approximately 14%.

The Company’s net loss was approximately $2,984,000, compared with a net loss of approximately $1,235,000 in the prior year. Amounts available for distribution to rental pool participants increased by approximately $143,000.

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

Off-Balance Sheet Arrangements

The Company is not party to any off-balance sheet arrangement.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

The financial statements and notes thereto, including the Reports of Independent Registered Certified Public Accountants, for Saddlebrook Resorts, Inc. and for Saddlebrook Rental Pool Operation are set forth beginning on page 17 of this Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended) that are designed to provide reasonable assurance that information required to be reported in the Company’s SEC filings is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. As of December 31, 2017, under the direction of our chief executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures and concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

As of December 31, 2017, management conducted an assessment of the Company’s internal control over financial reporting based on the criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Tread way Commission. Based on the assessment, management concluded that, as of December 31, 2017, the Company’s internal control over financial reporting was effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The Directors and Executive Officers of the Company are as follows:

Name	Position and Background

Thomas L. Dempsey Age 91	Chairman of the Board and Chief Executive Officer of the Company. Chairman of the Board of Saddlebrook Holdings, Inc.

Maureen Dempsey Age 59	Director, President and Assistant Secretary of the Company. Director and President of Saddlebrook Holdings, Inc. Daughter of Thomas Dempsey.

Diane L. Riehle Age 57	Director, Vice President and Assistant Secretary of the Company. Director and Vice Chairman of the Board of Saddlebrook Holdings, Inc. Daughter of Thomas Dempsey.

Donald L. Allen Age 78	Vice President and Treasurer of the Company.

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

Item 11. Executive Compensation

The following table sets forth the remuneration paid to the Company’s named executive officers by the Company and its parent, Saddlebrook Holdings, Inc. consolidated, during the two years ended December 31, 2017 and 2016.

Summary Compensation Table

Name and Principal Position	Fiscal year	Salary	Bonus	Other annual compensation (1)	Total
Thomas L. Dempsey	2017	$50,000	$—	$16,080	$66,080
Chairman of the Board and	2016	50,000	—	14,354	64,354
Chief Executive Officer
Maureen Dempsey	2017	125,000	650	18,685	144,335
President and Assistant	2016	125,000	3,297	20,896	149,193
Secretary
Pat Ciaccio	2017	125,000	650	207	125,857
General Manager	2016	125,000	2,839	207	128,046

(1)	Other Annual Compensation for 2017 consists of the following;

Vehicle Allowances

Tax Preparation Fees

Health Insurance premiums paid on behalf of greater than 2% shareholders

Group Term Life Insurance (“GTL”)

The following table shows the amounts for each category received by each named executive.

Executive	Vehicle	Tax Prep.	Health Premium	GTL
Thomas L. Dempsey	$—	$11,000	$3,844	$1,236
Maureen Dempsey	12,240	2,500	3,900	45
Pat Ciaccio	—	—	—	207

Director Compensation and Independence

All of the Company’s directors are executive officers of the Company and their compensation is described in the summary compensation table above.

Compensation Committee

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

Saddlebrook International Tennis, Inc. (“SIT”), which is solely owned by SHI, owns a 70% interest in Saddlebrook International Sports, LLC (“SIS”) which operates a tennis training facility and preparatory school at the Resort. SIS owns 10 condominium units at the Resort, none of which participate in the Rental Pool Operation. The Company receives revenue for services provided to SIS’s guests. In addition, the Company is reimbursed for actual expenses and other costs incurred on behalf of SIT and SIS.

Saddlebrook Investments, Inc. is a broker/dealer for the Resort’s condominium units. Saddlebrook Realty, Inc. is a broker for sales of other general real estate in the area. Both companies are owned by Thomas L. Dempsey. These companies collectively operate an on-site real estate office at the Resort and the Company is reimbursed for actual expenses and other costs incurred on their behalf.

Dempsey and Daughters, Inc. hold certain tracts of real estate and own 32 individual condominium units at the Resort, 15 of which participate in the Rental Pool Operation. This company is solely owned by SHI. The Company is reimbursed for actual expenses and other costs incurred on behalf of this company.

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

Item 14. Principal Accounting Fees and Services

Cherry Bekaert LLP served as the Company’s independent registered certified pubic accounting firm for the fiscal years ended December 31, 2017 and December 31, 2016.

The following fees were paid for services rendered during the Company’s last two fiscal years:

Audit Fees: $91,250 and $88,000 for the fiscal years ended December 31, 2017 and 2016, respectively, for professional services rendered for the audit of the Company’s annual financial statements, review of financial statements included in its Forms 10-Q and services that are normally provided by the auditors in connection with statutory and regulatory filings or engagements for those fiscal years.

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

3.1 Articles of Incorporation of Saddlebrook Resorts, Inc., a Florida corporation (incorporated by reference to Exhibit A*). (P)

3.2 Corporate By-laws of Saddlebrook Resorts, Inc. (incorporated by reference to Exhibit B*). (P)

4. Declaration of Condominium, together with the following: (1) Articles of Incorporation of the Saddlebrook Association

of Condominium Owners, Inc. a Florida non-profit corporation; (2) By-laws of the Saddlebrook Association of Condominium

Owners, Inc., and (3) Rules and Regulations of the Saddlebrook Association of Condominium Owners, Inc. (incorporated by reference to Exhibit C*). (P)

      10.1 Management Contract between Saddlebrook Resorts, Inc. and the Saddlebrook Association of Condominium Owners, Inc. (incorporated by reference to Exhibit C*). (P)

       10.2 Saddlebrook Rental Pool and Agency Appointment Agreement. (incorporated by reference to Registrant’s Form 10-K for the annual period ended December 31, 2003)

10.3 Saddlebrook Rental Management Agency Employment (incorporated by reference to Exhibit E*). (P)

10.4 Form of Purchase Agreement (incorporated by reference to Exhibit H*). (P)

10.5 Form of Deed (incorporated by reference to Exhibit I*). (P)

10.6 Form of Bill of Sale (incorporated by reference to Exhibit J*). (P)

       10.7 Loan Agreement, dated June 6, 2014, between Saddlebrook Resorts, Inc. and USAmeriBank (incorporated by reference to the Registrant’s Form 8-K dated June 6, 2014).

       10.8 Renewal Promissory Note, dated December  6, 2015, between Saddlebrook Resorts, Inc. and USAmeriBank. (incorporated by reference to the Registrant’s Form 10-K for the fiscal year ending December 31, 2015).

       10.9 Revolving Line of Credit Agreement dated April  24, 2017 (incorporated by reference to the Registrant’s Form 10-Q for the period ending March 31, 2017).

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

Item 16. Form 10-K Summary.

We have elected not to include a summary pursuant to this Item 16.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SADDLEBROOK RESORTS, INC.
(Registrant)

Date: April 16, 2018	/s/ Donald L. Allen
Donald L. Allen
Vice President and Treasurer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on April 16, 2018.

/s/ Thomas L. Dempsey	/s/ Maureen Dempsey
Thomas L. Dempsey	Maureen Dempsey
Chairman of the Board and	Director, President
Chief Executive Officer	and Assistant Secretary
(Principal Executive Officer)

/s/ Diane L. Riehle	/s/ Donald L. Allen
Diane L. Riehle	Donald L. Allen
Director, Vice President	Vice President and Treasurer
and Assistant Secretary	(Principal Financial and Accounting Officer)

Saddlebrook Resorts, Inc.

Index

December 31, 2017 and 2016

Saddlebrook Resorts, Inc.

Report of Independent Registered Certified Public Accounting Firm

To the Shareholder and the Board of Directors of

Saddlebrook Resorts, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Saddlebrook Resorts, Inc. (“the Company”) as of December 31, 2017 and 2016, and the related statements of operations, changes in shareholder’s equity, and cash flows for years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Cherry Bekaert LLP
We have served as the Company’s auditor since 2007.

Tampa, Florida

March 30, 2018

Saddlebrook Resorts, Inc.

Balance Sheets

December 31, 2017 and 2016

	2017	2016
Assets
Current assets
Cash and cash equivalents	$698,033	$834,371
Escrowed cash	263,558	409,680
Trade accounts receivable, net of allowance for doubtful accounts of $29,704 (2017) and $17,677 (2016)	1,666,447	1,810,865
Due from related parties	1,654,129	1,006,972
Resort inventory and supplies	1,151,386	1,185,033
Prepaid expenses and other assets	969,927	1,073,590

Total current assets	6,403,480	6,320,511
Property, buildings and equipment, net	17,531,676	19,223,911

Total assets	$23,935,156	$25,544,422

Liabilities and Shareholder’s Equity
Current liabilities
Current portion of long-term debt	$1,052,560	$352,560
Current portion of capital lease obligations	57,236	128,376
Escrowed deposits	263,558	409,680
Accounts payable	639,533	756,199
Accrued rental distribution	637,290	586,761
Accrued expenses and other liabilities	1,317,159	1,434,814
Current portion of deferred income	708,362	764,660
Guest deposits	2,703,941	2,200,312
Due to related parties	11,897,345	10,889,134

Total current liabilities	19,276,984	17,522,496
Long-term debt, net of deferred issuance costs of $53,916 and
$58,108 at December 31, 2017 and December 31, 2016,respectively	5,763,396	6,111,768
Capital lease obligations	—	57,236
Deferred income	527,595	501,649

Total liabilities	25,567,975	24,193,149

Commitments and contingencies (Note 10)
Shareholder’s (deficit) equity
Common stock, $1 par, 100,000 shares authorized, issued and outstanding	100,000	100,000
Additional paid-in capital	1,013,127	1,013,127
Retained earnings	(2,745,946)	238,146

Total shareholder’s (deficit) equity	(1,632,819)	1,351,273

Total liabilities and shareholder’s (deficit) equity	$23,935,156	$25,544,422

See notes to financial statements.

Saddlebrook Resorts, Inc.

Statements of Operations

Years ended December 31, 2017 and 2016

	2017	2016
Resort revenues	$30,142,484	$30,774,092

Costs and expenses:
Operating costs of resort	25,130,083	24,736,251
Sales and marketing	2,510,399	2,324,639
General and administrative	3,167,891	3,138,615
Depreciation	2,003,795	1,940,932

Total costs and expenses	32,812,168	32,140,437

Net operating loss before other expenses (income)	(2,669,684)	(1,366,345)

Other expenses (income):
Interest expense	369,162	322,822
Other income	(54,754)	(453,733)

Total other expense (income)	314,408	(130,911)

Net loss	$(2,984,092)	$(1,235,434)

See notes to financial statements.

Saddlebrook Resorts, Inc.

Statements of Changes in Shareholder’s Equity

Years ended December 31, 2017 and 2016

			Retained
		Additional	Earnings	Total
	Common	Paid-In	(Accumulated	Shareholder’s
	Stock	Capital	Deficit)	Equity (Deficit)
Balances at January 1, 2016	$100,000	$1,013,127	$1,473,580	$2,586,707
Net loss	—	—	(1,235,434)	(1,235,434)

Balances at December 31, 2016	100,000	1,013,127	238,146	1,351,273
Net loss	—	—	(2,984,092)	(2,984,092)

Balances at December 31, 2017	$100,000	$1,013,127	$(2,745,946)	$(1,632,819)

See notes to financial statements.

Saddlebrook Resorts, Inc.

Statements of Cash Flows

Years ended December 31, 2017 and 2016

	2017	2016
Cash flows from operating activities
Net loss	$(2,984,092)	$(1,235,434)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	2,032,234	1,960,998
Additions (reductions) to allowance for doubtful accounts	12,027	(12,035)
Loss on assets sold	5,464	—
Change in operating assets and liabilities
(Increase) decrease in
Escrowed cash	146,122	(11,959)
Trade accounts receivable	132,391	(277,697)
Resort inventory and supplies	33,647	85,936
Prepaid expenses and other assets	103,663	(53,298)
Increase (decrease) in
Escrowed deposits	(146,122)	11,959
Accounts payable	(116,666)	162,871
Accrued rental distribution	50,529	98,740
Accrued expenses and other liabilities	(117,655)	(74,715)
Deferred income	(30,352)	(34,923)
Guest deposits	503,629	567,940

Net cash flows from operating activities	(375,181)	1,188,383

Cash flows from investing activities
Capital expenditures	(317,024)	(1,145,682)

Net cash flows from investing activities	(317,024)	(1,145,682)

Cash flows from financing activities
Principal payments on long-term debt	(352,564)	(352,564)
Proceeds from line of credit	700,000	—
Payments on capital lease obligations	(128,376)	(121,008)
Cash paid for debt issuance costs	(24,247)	—
Net advances from related parties	361,054	889,330

Net cash flows from financing activities	555,867	415,758

Net (decrease) increase in cash and cash equivalents	(136,338)	458,459
Cash and cash equivalents, beginning of year	834,371	375,912

Cash and cash equivalents, end of year	$698,033	$834,371

Supplemental disclosure
Cash paid for interest	$340,723	$302,757

See notes to financial statements.

Saddlebrook Resorts, Inc.

Notes to Financial Statements

December 31, 2017 and 2016

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

The Company places its cash and cash equivalents on deposit with financial institutions in the United States. The Federal Deposit Insurance Corporation (“FDIC”) covers $250,000 for substantially all depository accounts. The Company from time to time may have amounts on deposit in excess of the insured limits. As of December 31, 2017, the Company had approximately $466,000 of cash and cash equivalents which exceeded these insured limits.

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

Saddlebrook Resorts, Inc.

Notes to Financial Statements

December 31, 2017 and 2016

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

Asset Impairments

The Company’s management periodically evaluates whether there has been a permanent impairment of long-lived assets (property, buildings and equipment), in accordance with generally accepted accounting principles. During the years ended December 31, 2017 and 2016, the Company’s management evaluated assets for impairment and concluded that the sum of the undiscounted expected future cash flows (excluding interest charges) from its assets exceeded their then current carrying values. Accordingly, the Company did not recognize an impairment loss during the years ended December 31, 2017 or 2016.

Debt Issuance Costs

Finance costs represent costs incurred in connection with the refinancing of the Company’s long-term debt. Amortization expense for finance costs, included in interest expense on the accompanying statements of operations, amounted to approximately $28,400 for the year ended December 31, 2017 and $20,100 for 2016.

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

Resort Revenues

Resort revenues are recognized as services are performed or products are delivered with the exception of initiation fee revenue, which is recognized over the average life of the memberships. Resort revenues also include rental revenues for condominium units owned by third parties participating in the Rental Pool. If these rental units were owned by the Company, normal costs associated with ownership such as depreciation, real estate taxes, unit maintenance and other costs would have been incurred. Instead, operating costs of the resort for the years ended December 31, 2017 and 2016 include rental pool distributions to participants and the maintenance escrow fund approximating $3,200,000 and $3,100,000, respectively.

Advertising

The Company charges costs of advertising to sales and marketing as incurred. The Company incurred advertising costs of approximately $356,000 and $349,000 during the years ended December 31, 2017 and 2016, respectively.

Saddlebrook Resorts, Inc.

Notes to Financial Statements

December 31, 2017 and 2016

Income Taxes

The Company is currently a Qualified Subchapter S Subsidiary. Accordingly, no income tax expense was reflected in the Company’s operating results as the tax is assessed to the shareholders of its parent company.

Management has determined that the Company had no uncertain income tax positions that could have a significant effect on the financial statements at December 31, 2017 and 2016. The parent company’s federal income tax returns for 2014, 2015 and 2016 are subject to examination by the Internal Revenue Service, generally for a period of three years after the federal income tax returns were filed.

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This ASU requires debt issuance costs to be presented as a direct deduction from the carrying amount of the related debt rather than as an asset. In 2016, the Company retrospectively adopted this update, as required, and the amounts reclassified from other assets to long-term debt on the condensed consolidated balance sheets. These reclassifications did not impact net income.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers,” which creates a new Topic, Accounting Standards Codification (“ASC”) Topic 606. The standard is principle-based and provides a five-step model to determine when and how revenue is recognized. The core principle is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, which defers the effective date of ASU 2014-09 for all entities by one year, until years beginning in 2018, with early adoption permitted but not before 2017. Entities may adopt ASU 2014-09 using either a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients or a modified retrospective approach with the cumulative effect recognized at the date of adoption. Management believes the majority of the Company’s revenue will not be significantly impacted by this guidance and does not anticipate any significant changes to the manner or timing of the Company’s revenue recognition. The Company intends to implement the standard using the modified retrospective approach with the cumulative effect, if any, recognized in retained earnings at the date of application.

In February 2016, the FASB issued ASU No. 2016-02, Leases. The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition. Similarly, lessors will be required to classify leases as sales-type, finance or operating, with classification affecting the pattern of income recognition. Classification for both lessees and lessors will be based on an assessment of whether risks and rewards as well as substantive control have been transferred through a lease contract. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. A modified retrospective transition approach is required for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently in the process of evaluating the impact of this update.

Saddlebrook Resorts, Inc.

Notes to Financial Statements

December 31, 2017 and 2016

In November 2016, the FASB issued Accounting Standards Update No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (ASU 2016-18), which requires companies to include amounts generally described as restricted cash and restricted cash equivalents in cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This standard is effective for the Company beginning in the first quarter of 2018 and early adoption is permitted. The Company will implement this guidance in the first quarter of 2018 and will adjust corresponding prior periods to conform with the required presentation.

3.	Management’s Plans Regarding Liquidity and Capital Resources

The Company experienced a minor decrease in revenue for the year ending December 31, 2017 compared to the previous year. The Company believes this trend will improve during 2018. The increase in expenses for the year ending December 31, 2017 as compared to the prior year is a result of increased efforts in its sales programs and upgrades of its golf training program and its two 18 hole golf courses. The investment in these areas will position the Company as one of the top training facilities and golf courses.

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

The Company’s ultimate shareholder has the financial ability and intent to continue to fund operations through affiliated companies that are 100% owned by the Company’s ultimate shareholder to the extent required to support the Company’s operations. The Company has loans outstanding to the affiliated companies of approximately $11.9 million and $10.9 million as of December 31, 2017 and 2016, respectively. In addition to the shareholders financial ability these affiliated companies are expected to continue to generate positive cash flows during fiscal year 2018 should additional funding be required to support the Company’s operations.

Saddlebrook Resorts, Inc.

Notes to Financial Statements

December 31, 2017 and 2016

4.	Escrowed Cash

Escrowed cash, restricted as to use, as of December 31, is comprised of the following:

	2017	2016
Rental pool unit owner deposits for maintenance reserve fund held in a bank account which bears an interest rate of 0.05%	$244,559	$385,931
Security deposits held on long-term rentals	18,999	23,749

	$263,558	$409,680

5.	Property, Buildings and Equipment, Net

Property, buildings and equipment, net as of December 31, consist of the following:

	Estimated
	Useful
	Lives	2017	2016
Land and land improvements		$8,740,994	$8,458,554
Buildings and recreational facilities	10–40	31,962,963	31,942,695
Machinery and equipment	5–15	21,178,583	20,836,945
Construction in progress		126,683	481,816

		62,009,223	61,720,010
Accumulated depreciation		(44,477,547)	(42,496,099)

		$17,531,676	$19,223,911

Substantially all property, buildings and equipment are mortgaged, pledged or otherwise subject to lien under a loan agreement (Note 7).

Depreciation expense amounted to approximately $2,004,000 and $1,941,000 for the years ended December 31, 2017 and 2016, respectively.

The Company leases equipment under agreements which are classified as capital lease obligations in the accompanying balance sheets. The equipment and obligations related to the leases are recorded at the present value of the minimum lease payments. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets. Total cost of equipment acquired through capital lease obligations was approximately $252,000 and $588,000 at December 31, 2017 and 2016, respectively. Depreciation expense totaled $92,500 on the leased equipment at both December 31, 2017 and 2016.

Saddlebrook Resorts, Inc.

Notes to Financial Statements

December 31, 2017 and 2016

6.	Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities as of December 31 consist of the following:

	2017	2016
Accrued payroll and related expenses	$704,503	$731,852
Accrued insurance	64,252	137,373
Accrued property taxes	294,370	309,746
Other accrued expenses and liabilities	254,034	255,843

	$1,317,159	$1,434,814

7.	Long-term Debt and Capital Lease Obligations

Long-term debt at December 31 consists of the following:

	2017	2016
Note payable to lender	$6,169,872	$6,522,440
Revolving line of credit	700,000	—
Less unamortized finance costs	(53,916)	(58,108)
Less current portion	(1,052,560)	(352,560)

	$5,763,396	$6,111,772

On December 6, 2015 the Company’s financing agreement with a third party lender was modified to include renewal for the existing principal balance of $4,875,000, along with an advance of an additional $2,000,000. The new term note expires December 6, 2020. At December 31, 2017, $6,169,872 was outstanding under the note. The term note requires monthly principal payments of $29,380 plus interest of 3% over the one month Libor index (4.38% at December 31, 2017). The term note is collateralized by all current and subsequently acquired real and personal property. The term note requires the Company to maintain a Debt Service Ratio, as defined, of 1.25%. The Company was in default of this covenant as of December 31, 2017; however, the Company received a waiver for this default from its lender. Under the terms of its agreement, the debt service covenant will be re-measured at June 30, 2018. Management believes, based on its expectations, that the Company will be in compliance with the debt service covenant at that date; however, there can be no assurances that it will be in compliance. Should the Company not be in compliance at June 30, 2018, it will seek a waiver or modification of the covenant. In addition, under the terms of the loan agreement, the Company has certain remedies available to it by which it can cure the default, and it is management’s intent to do so if necessary.

On April 24, 2017, the Company entered in to a revolving line of credit agreement with the same third party lender with maximum borrowings of $1,500,000 to be used as working capital as needed. The agreement is cross collateralized with the existing term note under the same terms and conditions. Amounts borrowed under the revolving line of credit will bear interest at 3% over the one month LIBOR index. (4.38% at December 31, 2017). The line of credit will terminate on December 6, 2020. The Company has drawn $700,000 on this agreement as of December 31, 2017. The outstanding borrowings on the revolving line of credit are due upon demand of the lender. Accordingly, outstanding borrowings are included in current portion of long term debt in the accompanying balance sheets.

Saddlebrook Resorts, Inc.

Notes to Financial Statements

December 31, 2017 and 2016

Operating costs and planned expenditures for capital additions and improvements are expected to be adequately funded by the Company and its affiliates’ current cash reserves and cash generated by the resort operations.

Future maturities of note payable to lender as of December 31, 2017 were as follows:

Years ending December 31,
2018	352,560
2019	352,560
2020	5,464,752

$6,169,872

On December 13, 2012, the Company entered into a capital lease obligation for equipment in the amount of $80,479. The capital lease matured in November 2017 and the Company now fully owns the equipment.

On December 2, 2012, the Company entered into a capital lease obligation for equipment in the amount of $255,874. The assets associated with this lease cost $294,724, of which $38,850 was reduced through the Company’s trade-in of existing equipment. The capital lease matured in December 2017 and the Company now fully owns the equipment..

On January 15, 2014 the Company entered into a capital lease obligation for equipment in the amount of $150,000. The capital lease is secured by equipment purchased, matures in December 2018 and requires monthly payments of $3,024 including interest of 7.75%. At December 31, 2017, the amount due on the capital lease obligation was $32,006.

On January 15, 2014, the Company entered into a capital lease obligation for equipment in the amount of $102,000. The capital lease is secured by equipment purchased, matures in December 2018 and requires monthly payments of $2,233, including interest an 11.30%. At December 31, 2017 the amount due on the capital lease obligation was $25,230.

Future minimum payments under the capital lease obligations as of December 31, 2017 were as follows:

Years ending December 31,
2018	$60,060
Less interest	(2,824)
Less current portion	(57,236)

$—

Saddlebrook Resorts, Inc.

Notes to Financial Statements

December 31, 2017 and 2016

8.	Resort Revenues and Operating Costs of Resort

Resort revenues and operating costs of resort are comprised of the following:

	Years Ended December 31,
	2017	2016
Resort Revenues
Room revenue subject to rental pool agreement	$8,594,792	$8,297,216
Food and beverage	10,467,208	11,248,492
Resort facilities and other	11,080,484	11,228,384

	$30,142,484	$30,774,092

Operating Costs of Resort
Distribution to rental pool participants	$3,221,949	$3,079,211
Food and beverage	6,270,265	6,430,443
Resort facilities and other	15,637,869	15,226,597

	$25,130,083	$24,736,251

9.	Related Party Transactions

Amounts due from related parties as of December 31 are comprised of the following:

	2017	2016
Saddlebrook Resort Condominium Association, Inc.	$159,185	$15,195
Saddlebrook International Sports, LLC	402,456	46,286
Dempsey Resort Management, Inc.	4,608	4,608
Saddlebrook Properties LLC	5,325	5,186
Saddlebrook Realty, Inc.	1,059,096	913,661
Saddlebrook Investments, Inc.	19,508	16,250
Other	3,951	5,786

	$1,654,129	$1,006,972

Amounts due to related parties as of December 31 are comprised of the following:

	2017	2016
Saddlebrook Holdings, Inc.	$11,897,345	$10,889,134

	$11,897,345	$10,889,134

Saddlebrook Holdings, Inc. (“SHI”) the Company’s parent company advanced SRI in the amount of $1,008,211 and $787,963 during the year ended December 31, 2017 and 2016, respectively.

Saddlebrook Resorts, Inc.

Notes to Financial Statements

December 31, 2017 and 2016

Saddlebrook International Tennis, Inc. (“SIT”), which is solely owned by SHI, owns a 70% interest in Saddlebrook International Sports, LLC (“SIS”) which operates a tennis training facility and preparatory school at the resort. SIS owns 10 condominium units at the Resort, none of which participate in the Rental Pool Operation. The Company received revenue from SIS for use of its facilities and services provided to SIS and its guests, which amounted to approximately $1,816,000 and $1,751,000 for the years ended December 31, 2017 and 2016 respectively. The Company had amounts due from SIS which amounted to $402,456 and $46,286 for the years ended December 31, 2017 and 2016 respectively.

In October 2013, the Company entered into a rental agreement with SIT for certain equipment used by SRI in operations. The terms of the agreement include 48 monthly payments of $8,712 which began in October 2013.

Saddlebrook Investments, Inc. is a broker/dealer for sales of Saddlebrook Resort condominium units. Saddlebrook Realty, Inc. is a broker for the sale of other general real estate. These companies are solely owned by a shareholder of the Company’s parent.

Dempsey and Daughters, Inc. hold certain tracts of real estate and own 32 individual condominium units at the Resort, 15 of which participate in the Rental Pool Operation. This company is solely owned by SHI.

The Company performs certain accounting and property management activities on behalf of the Saddlebrook Resort Condominium Association (the “Association”) and is reimbursed for expenses paid on behalf of the Association. Expenses paid on behalf of and services provided to the Association amounted to approximately $1,605,000 and $1,654,000 for each of the years ended December 31, 2017 and 2016, respectively.

Other related party receivables and payables consist of transactions with several other entities, along with receivables from employees for resort charges and travel advances.

10.	Commitments and Contingencies

The Company is involved in litigation in the ordinary course of business. In the opinion of management, these matters are adequately covered by insurance or indemnification from other third parties and/or the effect, if any, of these claims is not material to the reported financial condition or results of operations of the Company as of December 31, 2017.

The Company also leases equipment under operating leases. Some of the leases contain annual renewal options after the initial lease term. Lease expense amounted to approximately $77,100 for both the years ended December 31, 2017 and 2016.

Future minimum lease payments under non-cancelable operating leases with initial lease terms in excess of one year are as follows:

2018	$77,076
2019	34,836
2020	30,996
2021	30,996

$173,904

Saddlebrook Resorts, Inc.

Notes to Financial Statements

December 31, 2017 and 2016

11.	Investment in Stock

In 1993, the Company invested in and formed a captive insurance company, Resort Hotel Insurance Company (“RHIC”), with other resorts participating in Resort Hotel Association (“RHA”), an insurance risk purchasing group. The Company retains an equity interest in and pays insurance premiums to RHIC. The Company’s ownership is approximately 20% and all amounts contributed as capital ($132,866 as of December 31, 2017) and the increase in equity cumulative to date ($397,715 as of December 31, 2017) are recorded as a component of prepaid expenses and other assets in the accompanying balance sheets. Any change in equity is reflected as a component of other income in the statements of operations. The Company’s investment approximates the proportionate net book value of the insurance company at December 31, 2017. The Company’s stock in RHIC is restricted and may not be sold in the open market. The Company may withdraw from RHA annually at the renewal date of any of its property or casualty policies.

12.	BP Settlement

In March 2011, the Company entered into an agreement with a legal firm to represent it in connection with a claim occurring from the BP oil spill. In July 2016, the Company received a settlement on the claim in the amount of $397,488. This amount is included as Other Income in the accompanying 2016 statement of operations.

Report of Independent Registered Certified Public Accounting Firm

Board of Directors of Saddlebrook

Resorts, Inc., as Operators under the Saddlebrook

Rental Pool and Agency Appointment Agreement

Wesley Chapel, FL

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Saddlebrook Rental Pool Operation (funds created for participants who have entered into a rental pool agreement as explained in Note 1) as of December 31, 2017 and 2016, and the related statements of operations and changes in participants’ fund balance for years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of Saddlebrook Rental Pool Operation as of December 31, 2017 and 2016, and the results of its operations and changes in participants’ fund balance for years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Cherry Bekaert LLP
We have served as the Company’s auditor since 2007.

Tampa, Florida

March 30, 2018

Saddlebrook Rental Pool Operation

Balance Sheets

December 31, 2017 and 2016

Distribution Fund	2017	2016
Assets
Receivable from Saddlebrook Resorts, Inc.	$637,290	$586,761

Liabilities and Participants’ Fund Balance
Due to participants for rental pool distribution	$522,179	$536,148
Due to maintenance escrow fund	115,111	50,613

	$637,290	$586,761

Maintenance Escrow Fund
Assets
Cash in bank	$244,558	$385,931
Receivables
Distribution fund	115,111	50,613
Owner payments	1,503	—
Accrued Interest	—	(71)
Prepaid expenses and other assets	51,098	14,589
Linen inventory	—	68,190
Furniture inventory	49,747	54,112

	$462,017	$573,364

Liabilities and Participants’ Fund Balance
Due to Saddlebrook Resorts, Inc.	$127,625	$202,117
Participants’ fund balance	334,392	371,247

	$462,017	$573,364

See notes to financial statements.

Saddlebrook Rental Pool Operation

Statements of Operations

Years Ended December 31, 2017 and 2016

Distribution Fund	2017	2016
Rental pool revenues	$8,594,792	$8,297,216

Deductions
Marketing fee	644,609	622,291
Management fee	1,074,349	1,037,153
Travel agent commissions	590,694	405,632
Bad debt expense	45,000	1,000
Credit card expense	251,976	211,767

	2,606,628	2,277,843

Net rental income	5,988,164	6,019,373
Operator share of net rental income	(2,694,673)	(2,708,718)
Other revenues (expenses)
Complimentary room revenues	35,214	45,700
Minor repairs and replacements	(106,756)	(277,144)

Amounts available for distribution to participants and maintenance escrow fund	$3,221,949	$3,079,211

See notes to financial statements.

Saddlebrook Rental Pool Operation

Statements of Changes in Participants’ Fund Balance

Years Ended December 31, 2017 and 2016

Distribution Fund	2017	2016
Balances, beginning of year	$—	$—
Additions
Amounts available for distribution	3,221,949	3,079,211
Reductions
Amounts withheld for maintenance escrow fund	(527,275)	(370,493)
Amounts accrued or paid to participants	(2,694,674)	(2,708,718)

Balances, end of year	$—	$—

Maintenance Escrow Fund
Balances, beginning of year	$371,247	$295,708
Additions
Amount withheld from distribution fund	527,275	370,943
Unit owner payments	168,761	156,530
Interest earned	111	—
Reductions
Unit renovations	(102,377)	(567)
Refunds of excess amounts in escrow accounts	(30,436)	(1,914)
Maintenance charges	(376,205)	(394,441)
Linen expense	(223,984)	(55,012)

Balances, end of year	$334,392	$371,247

See notes to financial statements.

Saddlebrook Rental Pool Operation

Notes to Financial Statements

December 31, 2017 and 2016

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