Form 10-Q
period 2018-03-31
SADDLEBROOK RESORTS INC
filed 2018-05-21
CIK 313151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Registrant has 100,000 shares of common stock outstanding, all of which are held by an affiliate of the Registrant.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

SADDLEBROOK RESORTS, INC.

BALANCE SHEETS

	March 31, 2018 (Unaudited)	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$259,813	$698,033
Escrowed cash	199,999	263,558
Accounts receivable, net	4,006,230	1,666,447
Due from related parties	1,814,068	1,654,129
Inventory and supplies	1,182,670	1,151,386
Prepaid expenses and other assets	1,130,157	969,927

Total current assets	8,592,937	6,403,480
Property, buildings and equipment, net	17,492,437	17,531,676

Total assets	$26,085,374	$23,935,156

Liabilities and Shareholder’s Equity
Current liabilities:
Current portion of long-term debt	$1,052,560	$1,052,560
Current portion of capital lease obligation	101,119	57,236
Escrowed deposits	199,999	263,558
Accounts payable	961,389	639,533
Accrued rental distribution	1,622,688	637,290
Accrued expenses and other liabilities	984,161	1,317,159
Current portion of deferred income	735,037	708,362
Guest deposits	1,496,666	2,703,941
Due to related parties	11,525,776	11,897,345

Total current liabilities	18,679,395	19,276,984
Long-term debt, net of deferred issuance costs of $48,694 and $53,916 at March 31, 2018 and December 31, 2017, respectively	5,680,477	5,763,396
Long-term capital lease obligation	269,074	—
Deferred income	533,172	527,595

Total liabilities	25,162,118	25,567,975

Shareholder’s equity (deficit):
Common stock, $1.00 par value, 100,000 shares authorized and outstanding	100,000	100,000
Additional paid-in capital	1,013,127	1,013,127
Retained earnings	(189,871)	(2,745,946)

Total shareholder’s equity (deficit)	923,256	(1,632,819)

Total liabilities and shareholder’s equity (deficit)	$26,085,374	$23,935,156

The accompanying Notes to Financial Statements are

an integral part of these financial statements

SADDLEBROOK RESORTS, INC.

STATEMENTS OF OPERATIONS

AND ACCUMULATED EARNINGS

(Unaudited)

	Three months ended March 31,
	2018	2017
Resort revenues	$12,797,685	$12,422,339

Costs and expenses:
Operating costs	8,457,726	8,512,844
Sales and marketing	570,116	674,535
General and administrative	719,800	850,243
Depreciation	509,782	492,004

Total costs and expenses	10,257,424	10,529,626

Net operating income before other (income) and expense	2,540,261	1,892,713

Other (income) and expense:
Other income	(121,293)	(4,976)
Interest expense	105,479	81,935

Total other (income) expense	(15,814)	76,959

Net income	2,556,075	1,815,754
Accumulated (deficit) earnings at beginning of period	(2,745,946)	238,146

Accumulated (deficit) earnings at end of period	$(189,871)	$2,053,900

The accompanying Notes to Financial Statements are

an integral part of these financial statements

SADDLEBROOK RESORTS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended
	March 31,
	2018	2017
Operating activities:
Net income	$2,556,075	$1,815,754
Non-cash items included in net income:
Depreciation	509,782	492,004
Amortization of debt financing costs	6,587	5,016
Gain on the sale of assets	(60,666)	—
(Increase) decrease in:
Accounts receivable	(2,339,783)	(3,110,919)
Inventory and supplies	(31,284)	9,122
Prepaid expenses and other assets	(160,230)	(154,246)
Increase (decrease) in:
Accounts payable	321,856	423,965
Guest deposits	(1,207,275)	(1,080,884)
Accrued rental distribution	985,398	944,272
Accrued expenses and other liabilities	(332,998)	(461,838)
Deferred income	32,252	71,871

Cash flow provided by (used in) operating activities	279,714	(1,045,883)

Investing activities:
Capital expenditures	(77,672)	(60,253)

Cash flow used in investing activities	(77,672)	(60,253)

Financing activities:
Payments on long-term debt	(89,505)	(88,141)
Payments on capital lease obligations	(19,249)	(31,597)
Net (payments to) borrowings from related parties	(531,508)	1,165,046

Cash flow (used in) provided by financing activities	(640,262)	1,045,308

Net decrease in cash	(438,220)	(60,828)
Cash at beginning of period	698,033	834,371

Cash at end of period	$259,813	$773,543

Supplemental disclosure of cash flow information:
Cash paid for interest	$98,892	$76,959

In March 2018, the Company acquired equipment through a capital lease obligation of approximately $461,506, net of existing equipment trade in of $129,300.

The accompanying Notes to Financial Statements are

an integral part of these financial statements.

SADDLEBROOK RESORTS, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

Saddlebrook Resorts, Inc. (the “Company”) developed and operates Saddlebrook Resort, which is a condominium hotel and resort located in Wesley Chapel, Florida.

The Company’s accompanying balance sheet for March 31, 2018, and its statements of operations and accumulated earnings and cash flows for the three month periods ended March 31, 2018 and 2017, are unaudited but reflect all adjustments which are, in the opinion of management, necessary for the fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. The balance sheet at December 31, 2017 has been derived from the audited financial statements as of that date.

The Company’s business is seasonal. Therefore, the results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for future interim periods or the full fiscal year.

These financial statements and related notes are presented for interim periods in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X, and, consequently, do not include all disclosures normally required by accounting principles generally accepted in the United States. Accordingly, these financial statements and related notes should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Revenue Recognition (Topic 605) and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Subsequent to ASU 2014-09, the FASB issued several related ASUs. We adopted the provisions of ASU 2014-09 and the related ASUs as of January 1, 2018 using a modified retrospective approach, which resulted in no cumulative effect adjustment to retained earnings as of January 1, 2018. The timing and amount of revenue recognition from rooms, food and beverage and other ancillary hotel goods and services will not change. Revenue will continue to be recognized at the point in time or over the period of time when goods and services have been delivered or rendered to the customer.    Payment for room rentals is generally due on the last date of the hotel stay and the payment for goods and services are generally due at the time the goods and services are delivered or rendered to the customer.

Note 2.    Revenue

On January 1, 2018, we adopted the new accounting standard Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers and all the related amendments (“the new revenue standard”) using the modified retrospective method. We assessed the basis of our various revenue streams and did not need to record a cumulative effect adjustment to accumulated deficit upon adoption of the new revenue standard as of January 1, 2018. Under ASC 606, revenue is recognized when a company transfers the promised goods or services to a customer in an amount that reflects consideration that is expected to be received for those goods and services. Adoption of the standard did not have a material impact on the Company’s financial position, results of operations, cash flow, accounting policies, business processes, internal controls or disclosures.

Contract Balances

Timing differences among revenue recognition may result in contract assets or liabilities. Contract liabilities totaled $1,236,000 and $1,268,000 as of December 31, 2017 and March 31, 2018, respectively.

Our net trade accounts receivables were $1,666,000 and $4,006,000 as of December 31, 2017 and March 31, 2018, respectively. Trade accounts receivable are stated in the amount management expects to collect from outstanding balances. Management provides for probable uncollectible amounts through a charge to earnings and a credit to the allowance of doubtful accounts based on its assessment of the current status of individual accounts. Balances still outstanding after management has used reasonable collection efforts are written off through a charge to the allowance of doubtful accounts and a credit to trade accounts receivable. Changes in the allowance for doubtful accounts have not been material to the consolidated financial statements.

Performance Obligations

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account under the new revenue recognition standard. The transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The majority of our revenue transactional and the contracts performance obligation is generally satisfied at the time of the transaction.

Revenue Recognition

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

Practical Expedients and Exemptions

There are several practical expedients and exemptions allowed under ASC 606 that impact timing of revenue recognition and our disclosures. In the adoption and application of ASC 606, the Company has elected to treat similar contracts as part of a portfolio of contracts, primarily initiation fee contracts. These contracts have the same provision terms, and management has the expectation the result will not be materially different from the consideration of each individual contract.

Note 3. Accounts Receivable

	March 31,
	2018	December 31,
	(Unaudited)	2017
Trade accounts receivable	$4,035,935	$1,696,151
Less reserve for bad debts	(29,705)	(29,704)

	$4,006,230	$1,666,447

Note 4. Property, Buildings and Equipment

	March 31,
	2018	December 31,
	(Unaudited)	2017
Land and land improvements	$8,740,994	$8,740,994
Buildings and recreational facilities	31,964,694	31,962,963
Machinery and equipment	21,411,889	21,178,583
Construction in progress	103,222	126,683

	62,220,799	62,009,223
Less accumulated depreciation	(44,728,362)	(44,477,547)

	$17,492,437	$17,531,676

The Company’s property, buildings and equipment are pledged as security for its debt (see Note 5).

Note 5. Notes Payable and Capital Lease Obligation

On December 6, 2015 the Company’s financing agreement with a third party lender was modified to include renewal for the existing principal balance of $4,875,000, along with an advance of an additional $2,000,000. The new term note expires December 6, 2020. At March 31, 2018, $6,081,731 was outstanding under the note. The term note requires monthly principal payments of $29,380 plus interest of 3% over the one month Libor index (4.69% at March 31, 2018). The term note is collateralized by all current and subsequently acquired real and personal property. The term note requires the Company to maintain a Debt Service Ratio, as defined, of 1.25%. The Company was in default of this covenant as of December 31, 2017; however, the Company received a waiver for this default from its lender. Under the terms of its agreement, the debt service covenant will be re-measured at June 30, 2018. Management believes, based on its expectations, that the Company will be in compliance with the debt service covenant at that date; however, there can be no assurances that it will be in compliance. Should the Company not be in compliance at June 30, 2018, it will seek a waiver or modification of the covenant. In addition, under the terms of the loan agreement, the Company has certain remedies available to it by which it can cure the default, and it is management’s intent to do so if necessary.

On April 24, 2017, the Company entered in to a revolving line of credit agreement with the same third party lender with maximum borrowings of $1,500,000 to be used as working capital as needed. The agreement is cross collateralized with the existing term note under the same terms and conditions. Amounts borrowed under the revolving line of credit will bear interest at 3% over the one month LIBOR index.(4.69% at March 31, 2018). The line of credit will terminate on December 6, 2020. The Company has drawn $700,000 on this agreement as of March 31, 2018. The outstanding borrowings on the revolving line of credit are due upon demand of the lender. Accordingly, outstanding borrowings are included in current portion of long term debt in the accompanying balance sheets.

On January 15, 2014 the Company entered into a capital lease obligation for equipment in the amount of $150,000. The capital lease is secured by equipment purchased, matures in December 2018 and requires monthly payments of $3,024 including interest of 7.75%. At March 31, 2018, the amount due on this capital lease obligation was $23,501.

On January 15, 2014, the Company entered into a capital lease obligation for equipment in the amount of $102,000. The capital lease is secured by equipment purchased, matures in December 2018 and requires monthly payments of $2,233, including interest an 11.30%. At March 31, 2018 the amount due on this capital lease obligation was $19,187.

On March 1, 2018, the Company entered into a capital lease obligation for equipment in the amount of $332,206. The assets associated with this lease cost $461,506, of which $129,300 was reduced through the Company’s trade-in of existing equipment. This capital lease is secured by the equipment purchased, matures in February 2023 and requires monthly payments of $6,500, including interest at 6.5%. At March 31, 2018, the amount due on this capital lease obligation was $327,505.

Note 6. Related Party Receivables and Payables

Related party receivables and payables at March 31, 2018 and December 31, 2017 are the result of net intercompany transactions and cash transfers between the Company and its shareholder and affiliated companies. Related party receivables and payables are unsecured and non-interest bearing.

Note 7. Income Taxes

The Company is currently a member of a Qualified Subchapter S Subsidiary Group. Accordingly, no income tax expense was reflected in the Company’s operating results as the tax is assessed to the shareholders of the Company’s parent company.

SADDLEBROOK RENTAL POOL OPERATION

BALANCE SHEETS

DISTRIBUTION FUND

	March 31,
	2018	December 31,
	(Unaudited)	2017
Assets
Receivable from Saddlebrook Resorts, Inc.	$1,622,688	$637,290

Liabilities and Participants’ Fund Balance
Due to participants for rental pool distribution	$1,336,773	$522,179
Due to maintenance escrow fund	285,915	115,111

	$1,622,688	$637,290

MAINTENANCE ESCROW FUND

	March 31,
	2018	December 31,
	(Unaudited)	2017
Assets
Cash and cash equivalents	$181,000	$244,558
Receivables:
Distribution fund	285,915	115,111
From owners	—	1,503
Prepaid expenses and other assets	15,220	51,098
Linen Inventory	75,722	—
Furniture Inventory	39,650	49,747

	$597,507	$462,017

Liabilities and Participants’ Fund Balance
Accounts payable	$83,524	$127,625
Participants’ fund balance	513,983	334,392

	$597,507	$462,017

SADDLEBROOK RENTAL POOL OPERATION

STATEMENTS OF OPERATIONS

(Unaudited)

DISTRIBUTION FUND

	Three months ended
	March 31,
	2018	2017
Rental pool revenue	$4,017,818	$3,805,618

Deductions:
Marketing fee	301,336	285,421
Management fee	502,227	475,702
Travel agent commissions	150,386	113,575
Credit card expense	93,261	80,535
Bad debt expense	—	25,000

	1,047,210	980,233

Net rental income	2,970,608	2,825,385
Less operator share of net rental income	(1,336,774)	(1,271,423)
Other revenues (expenses):
Complimentary room revenues	11,645	9,490
Minor repairs and replacements	(22,791)	(32,419)

Amount available for distribution	$1,622,688	$1,531,033

SADDLEBROOK RENTAL POOL OPERATION

STATEMENTS OF CHANGES IN PARTICIPANTS’ FUND BALANCES

(Unaudited)

DISTRIBUTION FUND

	Three months ended
	March 31,
	2018	2017
Balance at beginning of period	$—	$—

Additions:
Amount available for distribution	1,622,688	1,531,033

Reductions:
Amount withheld for maintenance escrow fund	(285,915)	(259,610)
Amount accrued or paid to participants	(1,336,773)	(1,271,423)

Balance at end of period	$—	$—

MAINTENANCE ESCROW FUND
	Three months ended
	March 31,
	2018	2017
Balance at beginning of period	$334,392	371,247

Additions:
Amount withheld from distribution fund	285,915	259,610
Unit owner payments	29,341	45,983
Interest earned	6	—

Reductions:
Maintenance charges	(60,168)	(93,420)
Linen replacement	(49,435)	(78,056)
Refunds	(8,170)	—
Major unit upgrades	(17,898)	—

Balance at end of period	$513,983	$505,364

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

Results of Operations

First quarter 2018 compared to first quarter 2017

The Company’s total revenues increased $375,000, or about 3%, for the three months ended March 31, 2018 compared to the same period in the prior year. Total revenues for the Rental Pool increased $212,000, or 6%. These changes are directly related to an increase in occupancy over the prior period.

Total costs and expenses decreased $272,000, or about 3%. Total costs and expenses for the Rental Pool Operation increased $67,000, or about 7%.

The Company’s net income for the quarter increased in the amount of $740,000 compared to the same period in the prior year. Amounts available for distribution for the Rental Pool Operation increased $92,000 from the comparable period last year.

Impact of Current Economic Conditions

The Company experienced a minor increase in revenue for the period ending March 31, 2018 compared to the previous year. The Company believes this trend will continue during 2018.

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

On December 6, 2015 the Company’s financing agreement with a third party lender was modified to include renewal for the existing principal balance of $4,875,000, along with an advance of an additional $2,000,000. The new term note expires December 6, 2020. At March 31, 2018, $6,081,731 was outstanding under the note. The term note requires monthly principal payments of $29,380 plus interest of 3% over the one month Libor index (4.69% at March 31, 2018). The term note is collateralized by all current and subsequently acquired real and personal property. The term note requires the Company to maintain a Debt Service Ratio, as defined, of 1.25%. The Company was in default of this covenant as of December 31, 2017; however, the Company received a waiver for this default from its lender. Under the terms of its agreement, the debt service covenant will be re-measured at June 30, 2018. Management believes, based on its expectations, that the Company will be in compliance with the debt service covenant at that date; however, there can be no assurances that it will be in compliance. Should the Company not be in compliance at June 30, 2018, it will seek a waiver or modification of the covenant. In addition, under the terms of the loan agreement, the Company has certain remedies available to it by which it can cure the default, and it is management’s intent to do so if necessary.

On April 24, 2017, the Company entered in to a revolving line of credit agreement with the same third party lender with maximum borrowings of $1,500,000 to be used as working capital as needed. The agreement is cross collateralized with the existing term note under the same terms and conditions. Amounts borrowed under the revolving line of credit will bear interest at 3% over the one month LIBOR index. (4.69% at March 31, 2018). The line of credit will terminate on December 6, 2020. The Company has drawn $700,000 on this agreement as of March 31, 2018. The outstanding borrowings on the revolving line of credit are due upon demand of the lender. Accordingly, outstanding borrowings are included in current portion of long term debt in the accompanying balance sheets.

The Company’s ultimate shareholder has the financial ability and intent to continue to fund operations through affiliated companies that are 100% owned by the Company’s ultimate shareholder to the extent required to support the Company’s operations. The

Company has loans outstanding to the affiliated companies of approximately $11.5 million and $11.9 million as of March 31, 2018 and December 31, 2017, respectively. In addition to the shareholders’ financial ability, these affiliated Companies are expected to continue to generate positive cash flows during fiscal year 2018 should additional funding be required to support the Company’s operations.

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

Item 4. Controls and Procedures

The Company’s management, including the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures as of March 31, 2018, pursuant to Exchange Act Rule 15d-15. Based upon that evaluation, the Company’s Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2018 in timely alerting them to material information required to be included in the Company’s periodic SEC filings.

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

There were no changes in the Company’s internal controls over financial reporting during the three months ended March 31, 2018 that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

SADDLEBROOK RESORTS, INC.
(Registrant)

Date: May 21, 2018	/s/ Donald L. Allen
Donald L. Allen
Vice President and Treasurer
(Principal Financial and
Accounting Officer)