Form 10-Q
period 2018-06-30
SADDLEBROOK RESORTS INC
filed 2018-08-14
CIK 313151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

SADDLEBROOK RESORTS, INC.

BALANCE SHEETS

	June 30, 2018 (Unaudited)	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$480,167	$698,033
Escrowed cash	390,631	263,558
Accounts receivable, net	1,861,369	1,666,447
Due from related parties	1,797,299	1,654,129
Inventory and supplies	1,094,022	1,151,386
Prepaid expenses and other assets	1,219,684	969,927

Total current assets	6,843,172	6,403,480
Property, buildings and equipment, net	17,323,050	17,531,676

Total assets	$24,166,222	$23,935,156

Liabilities and Shareholder’s Equity
Current liabilities:
Current portion of long-term debt	$1,852,560	$1,052,560
Current portion of capital lease obligation	115,091	57,236
Escrowed deposits	390,631	263,558
Accounts payable	590,466	639,533
Accrued rental distribution	656,857	637,290
Accrued expenses and other liabilities	915,559	1,317,159
Current portion of deferred income	781,293	708,362
Guest deposits	987,504	2,703,941
Due to related parties	11,268,277	11,897,345

Total current liabilities	17,558,238	19,276,984
Long-term debt, net of deferred issuance costs of $42,674 and $53,916 at June 30, 2018 and December 31, 2017, respectively	5,598,355	5,763,396
Long-term capital lease obligation	376,203	—
Deferred income	549,634	527,595

Total liabilities	24,082,430	25,567,975

Shareholder’s equity (deficit):
Common stock, $1.00 par value, 100,000 shares authorized and outstanding	100,000	100,000
Additional paid-in capital	1,013,127	1,013,127
Accumulated deficit	(1,029,335)	(2,745,946)

Total shareholder’s equity (deficit)	83,792	(1,632,819)

Total liabilities and shareholder’s equity (deficit)	$24,166,222	$23,935,156

The accompanying Notes to Financial Statements are

an integral part of these financial statements

SADDLEBROOK RESORTS, INC.

STATEMENTS OF OPERATIONS

AND ACCUMULATED (DEFICIT) EARNINGS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Revenues	$6,975,684	$7,502,308	$19,773,369	$19,924,647

Costs and expenses:
Operating costs	5,822,368	6,589,291	14,280,094	15,102,135
Sales and marketing	617,627	778,053	1,187,743	1,452,588
General and administrative	726,276	822,014	1,446,076	1,672,257
Depreciation	529,700	494,984	1,039,482	986,988

Total costs and expenses	7,695,971	8,684,342	17,953,395	19,213,968

Net operating (loss) income before other income (expenses)	(720,287)	(1,182,034)	1,819,974	710,679

Other income (expenses)
Other income	5,765	5,599	127,058	10,575
Interest expense	(124,942)	(92,688)	(230,421)	(174,623)

Total other expenses, net	(119,177)	(87,089)	(103,363)	(164,048)
Net (loss) income	(839,464)	(1,269,123)	1,716,611	546,631
Accumulated (deficit) earnings at beginning of period	(189,871)	2,053,900	(2,745,946)	238,146

Accumulated (deficit) earnings at end of period	$(1,029,335)	$784,777	$(1,029,335)	$784,777

The accompanying notes are an integral part

of these financial statements

SADDLEBROOK RESORTS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
	2018	2017
Operating activities:
Net income	$1,716,611	$546,631
Non-cash items included in net income:
Depreciation	1,039,482	986,988
(Gain) loss on the disposal of assets	(85,159)	581
Amortization of debt financing costs	13,251	15,311
Decrease (increase) in:
Accounts receivable	(96,941)	202,272
Inventory and supplies	57,364	40,387
Prepaid expenses and other assets	(249,757)	68,818
(Decrease) increase in:
Accounts payable	(49,067)	(255,727)
Accrued rental distribution	(78,415)	90,335
Guest deposits	(1,716,437)	(1,174,479)
Accrued expenses and other liabilities	(401,600)	(469,229)
Deferred income	94,970	(34,410)

Cash flows from operating activities	244,302	17,478

Investing activities:
Capital expenditures	(256,549)	(131,060)

Cash flows from investing activities	(256,549)	(131,060)

Financing activities:
Payments on long-term debt	(178,291)	(176,282)
Proceeds from line of credit	800,000	—
Payments on capital lease obligations	(55,090)	(63,757)
Financing costs	—	(24,247)
Net (repayments to) proceeds from related parties	(772,238)	369,420

Cash flows from financing activities	(205,619)	105,134

Net decrease in cash and cash equivalents	(217,866)	(8,448)
Cash and cash equivalents at beginning of period	698,033	834,371

Cash and cash equivalents at end of period	$480,167	$825,923

Supplemental disclosure of cash flow information:
Cash paid for interest	$217,170	$159,312

In March 2018, the Company acquired equipment through a capital lease obligation totaling approximately $461,506, net of existing equipment trade in of $129,300. In April, 2018, the Company acquired equipment through a capital lease obligation totaling approximately $178,942, net of existing equipment trade in of $22,000.

The accompanying notes are an integral part

of these financial statements

SADDLEBROOK RESORTS, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

Saddlebrook Resorts, Inc. (the “Company”) developed and operates Saddlebrook Resort, which is a condominium hotel and resort located in Wesley Chapel, Florida.

The Company’s accompanying balance sheet for June 30, 2018, and the related statements of operations and accumulated earnings and cash flows for the six month periods ended June 30, 2018 and 2017, are unaudited but reflect all adjustments which are, in the opinion of management, necessary for the fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. The balance sheet at December 31, 2017 has been derived from the audited financial statements as of that date.

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

Note 2. Revenue

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Revenue Recognition (Topic 605) and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We adopted the provisions of Topic 606 as of January 1, 2018 using a modified retrospective approach, which resulted in no cumulative effect adjustment to retained earnings as of January 1, 2018. The timing and amount of revenue recognition from rooms, food and beverage and other ancillary hotel goods and services will not change. Revenue will continue to be recognized at the point in time or over the period of time when goods and services have been delivered or rendered to the customer. Payment for room rentals is generally due on the last date of the hotel stay and the payment for goods and services are generally due at the time the goods and services are delivered or rendered to the customer.

Adoption of the standard did not have a material impact on the Company’s financial position, results of operations, cash flow, accounting policies, business processes, internal controls or disclosures.

Contract Balances

Timing differences among revenue recognition may result in contract assets or liabilities. Contract liabilities on the accompanying balance sheets totaled approximately $3,940,000 and $2,319,000 as of December 31, 2017 and June 30, 2018, respectively.

Our net trade accounts receivables were $1,666,000 and $1,763,000 as of December 31, 2017 and June 30, 2018, respectively. Trade accounts receivable are stated in the amount management expects to collect from outstanding balances. Management provides for probable uncollectible amounts through a charge to earnings and a credit to the allowance of doubtful accounts based on its assessment of the current status of individual accounts. Balances still outstanding after management has used reasonable collection efforts are written off through a charge to the allowance of doubtful accounts and a credit to trade accounts receivable. Changes in the allowance for doubtful accounts have not been material to the consolidated financial statements.

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

Revenue Recognition

Resort revenues are recognized as services are performed or products are delivered with the exception of initiation fee revenue, which is recognized over the estimated life of the memberships. Resort revenues also include rental revenues for condominium units owned by third parties participating in the Rental Pool. If these rental units were owned by the Company, normal costs associated with ownership such as depreciation, real estate taxes, unit maintenance and other costs would have been incurred.

Practical Expedients and Exemptions

There are several practical expedients and exemptions allowed under Topic 606 that impact timing of revenue recognition and our disclosures. In the adoption and application of Topic 606, the Company has elected to treat similar contracts as part of a portfolio of contracts, primarily initiation fee contracts. These contracts have the same provision terms, and management anticipates the results will not be materially different from the consideration of each individual contract.

Note 3. Accounts Receivable

	June 30, 2018 (Unaudited)	December 31, 2017
Trade accounts receivable	$1,884,224	$1,696,151
Less reserve for bad debts	(22,855)	(29,704)

	$1,861,369	$1,666,447

Note 4. Property, Buildings and Equipment

	June 30, 2018 (Unaudited)	December 31, 2017
Land and land improvements	$8,740,994	$8,740,994
Buildings and recreational facilities	31,964,694	31,962,963
Machinery and equipment	21,488,181	21,178,583
Construction in progress	148,271	126,683

	62,342,140	62,009,223
Less accumulated depreciation	(45,019,090)	(44,477,547)

	$17,323,050	$17,531,676

The Company’s property, buildings and equipment are pledged as security for its debt (see Note 5).

Note 5. Notes Payable and Capital Lease Obligation

On December 6, 2015 the Company’s financing agreement with a third party lender was modified to include renewal for the existing principal balance of $4,875,000, along with an advance of an additional $2,000,000. The new term note expires December 6, 2020. At June 30, 2018, $5,993,590 was outstanding under the note. The term note requires monthly principal payments of $29,380 plus interest of 3% over the one month Libor index (5.01% at June 30, 2018). The term note is collateralized by all current and subsequently acquired real and personal property. The term note requires the Company to maintain a Debt Service Ratio, as defined, of 1.25%. The Company was in default of this covenant as of December 31, 2017; however, the Company received a waiver for this default from its lender. Under the terms of its agreement, the debt service covenant will be re-measured at December 31, 2018. Management believes, based on its expectations, that the Company will be in compliance with the debt service covenant at that date; however, there can be no assurances that it will be in compliance. Should the Company not be in compliance at December 31, 2018, it will seek a waiver or modification of the covenant. In addition, under the terms of the loan agreement, the Company has certain remedies available to it by which it can cure the default, and it is management’s intent to do so if necessary.

On April 24, 2017, the Company entered in to a revolving line of credit agreement with the same third party lender with maximum borrowings of $1,500,000 to be used as working capital as needed. The agreement is cross collateralized with the existing term note under the same terms and conditions. Amounts borrowed under the revolving line of credit will bear interest at 3% over the one month LIBOR index.(5.01% at June 30, 2018). The line of credit will terminate on December 6, 2020. The Company has drawn $1,500,000 on this agreement as of June 30, 2018. The outstanding borrowings on the revolving line of credit are due upon demand of the lender. Accordingly, outstanding borrowings are included in current portion of long term debt in the accompanying balance sheets.

On January 15, 2014 the Company entered into a capital lease obligation for equipment in the amount of $150,000. The capital lease is secured by equipment purchased, matures in December 2018 and requires monthly payments of $3,024 including interest of 7.75%. At June 30, 2018, the amount due on this capital lease obligation was $14,830.

On January 15, 2014, the Company entered into a capital lease obligation for equipment in the amount of $102,000. The capital lease is secured by equipment purchased, matures in December 2018 and requires monthly payments of $2,233, including interest an 11.30%. At June 30, 2018 the amount due on this capital lease obligation was $12,971.

On March 1, 2018, the Company entered into a capital lease obligation for equipment in the amount of $332,206. The assets associated with this lease cost $461,506, of which $129,300 was reduced through the Company’s trade-in of existing equipment. This capital lease is secured by the equipment purchased, matures in February 2023 and requires monthly payments of $6,500, including interest at 6.5%. At June 30, 2018, the amount due on this capital lease obligation was $313,250.

On April 1, 2018, the Company entered into a capital lease obligation for equipment in the amount of $156,942. The assets associated with this lease cost $178,942, of which $22,000 was reduced through the Company’s trade-in of existing equipment. This capital lease is secured by the equipment purchased, matures in March 2023 and requires monthly payments of $3,071, including interest at 6.5%. At June 30, 2018, the amount due on this capital lease obligation was $150,243.

Note 6. Related Party Receivables and Payables

Related party receivables and payables at June 30, 2018 and December 31, 2017 are the result of net intercompany transactions and cash transfers between the Company and its shareholder and affiliated companies. Related party receivables and payables are unsecured and non-interest bearing.

Note 7. Income Taxes

The Company is currently a member of a Qualified Subchapter S Subsidiary Group. Accordingly, no income tax expense was reflected in the Company’s operating results as the tax is assessed to the shareholders of the Company’s parent company.

SADDLEBROOK RENTAL POOL OPERATION

BALANCE SHEETS

DISTRIBUTION FUND

	June 30, 2018 (Unaudited)	December 31, 2017
Assets
Receivable from Saddlebrook Resorts, Inc.	$656,857	$637,290

Liabilities and Participants’ Fund Balance
Due to participants for rental pool distribution	$550,581	$522,179
Due to maintenance escrow fund	106,276	115,111

	$656,857	$637,290

MAINTENANCE ESCROW FUND

	June 30, 2018 (Unaudited)	December 31, 2017
Assets
Cash and cash equivalents	$371,189	$244,558
Receivables:
Distribution fund	106,276	115,111
From owners	—	1,503
Prepaid expenses and other assets	14,665	51,098
Linen Inventory	45,312	—
Furniture Inventory	39,650	49,747

	$577,092	$462,017

Liabilities and Participants’ Fund Balance
Accounts payable	$100,980	$127,625
Participants’ fund balance	476,112	334,392

	$577,092	$462,017

SADDLEBROOK RENTAL POOL OPERATION

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Rental pool revenues	$1,878,857	$2,057,196	$5,896,675	$5,862,814

Deductions:
Marketing fee	140,914	154,290	442,250	439,711
Management fee	234,857	257,150	737,084	732,852
Travel agent commissions	202,361	288,156	352,747	401,731
Credit card expense	77,212	76,170	170,473	156,705
Bad debt expense	—	15,000	—	40,000

	655,344	790,766	1,702,554	1,770,999

Net rental income	1,223,513	1,266,430	4,194,121	4,091,815
Less operator share of net rental income	(550,581)	(569,893)	(1,887,355)	(1,841,316)
Other revenues (expenses):
Complimentary room revenues	8,273	10,317	19,918	19,807
Minor repairs and replacements	(24,348)	(29,758)	(47,139)	(62,177)

Amount available for distribution	$656,857	$677,096	$2,279,545	$2,208,129

The accompanying notes are an integral part

of these financial statements

SADDLEBROOK RENTAL POOL OPERATION

STATEMENTS OF CHANGES IN PARTICIPANTS’ FUND BALANCES

(Unaudited)

DISTRIBUTION FUND

	Six months ended June 30,
	2018	2017
Balance at beginning of period	$—	$—
Additions:
Amount available for distribution	2,279,545	2,208,129
Reductions:
Amount withheld for maintenance escrow fund	(392,191)	(366,812)
Amount accrued or paid to participants	(1,887,355)	(1,841,317)

Balance at end of period	$—	$—

MAINTENANCE ESCROW FUND

	Six months ended June 30,
	2018	2017
Balance at beginning of period	$334,392	371,247
Additions:
Amount withheld from distribution fund	392,191	366,812
Unit owner payments	46,224	91,769
Interest earned	13	—
Reductions:
Escrow account refunds	(10,731)	(15,271)
Maintenance charges	(145,359)	(210,883)
Unit renovations	(49,136)	(8,223)
Linen replacement	(91,482)	(153,974)

Balance at end of period	$476,112	$441,477

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

Results of Operations

Three months ended June 30, 2018 compared to three months ended June 30, 2017

The Company’s total revenues decreased approximately $527,000, or about 7%, for the three months ended June 30, 2018 compared to the same period in the prior year. Total revenues for the Rental Pool decreased about $178,000, or about 9%.

Total costs and expenses decreased approximately $988,000, or about 11%, for the Company, and appoximately $135,000, or about 17%, for the Rental Pool Operation.

The Company experienced a net loss for the quarter in the amount of approximately $839,000, compared to the net loss of the prior comparable quarter of approximately $1,269,000. Amounts available for distribution for the Rental Pool Operation decreased approximately $20,000 from the comparable period last year.

Six months ended June 30, 2018 compared to six months ended June 30, 2017

The Company’s total revenues decreased approximately $151,000, less than 1%, for the six months ended June 30, 2018 compared to the same period in the prior year. The total revenues for the Rental Pool increased approximately $34,000, also less than 1%.

Total costs and expenses for the Company decreased approximately $1,261,000 or about 7%. Total costs and expenses for the Rental Pool Operation decreased by about $68,000, about 4%.

The Company’s net income for the period increased approximately $1,170,000 compared to the same period in the prior year. Amounts available for distribution for the Rental Pool Operation increased approximately $71,000 over the same period in the prior year.

Impact of Current Economic Conditions

The Company experienced a minor decrease in revenue for the period ending June 30, 2018 compared to the previous year.

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

Liquidity and Capital Resources

Net income for the 6 months ended June 30, 2018 was $1,716,608. Excluding non-cash expenses such as Depreciation and Amortization of $1,052,733 the company’s actual operating cash was $2,769,341.

Future operating costs and planned expenditures for minor capital additions and improvements are expected to be adequately funded by the Company and its affiliates’ current cash reserves and cash generated by the Resort’s operations.

On December 6, 2015 the Company’s financing agreement with a third party lender was modified to include renewal for the existing principal balance of $4,875,000, along with an advance of an additional $2,000,000. The new term note expires December 6, 2020. At June 30, 2018, $5,993,590 was outstanding under the note. The term note requires monthly principal payments of $29,380 plus interest of 3% over the one month Libor index (5.01% at June 30, 2018). The term note is collateralized by all current and subsequently acquired real and personal property. The term note requires the Company to maintain a Debt Service Ratio, as defined, of 1.25%. The Company was in default of this covenant as of December 31, 2017; however, the Company received a waiver for this default from its lender. Under the terms of its agreement, the debt service covenant will be re-measured at December 31, 2018. Management believes, based on its expectations, that the Company will be in compliance with the debt service covenant at that date; however, there can be no assurances that it will be in compliance. Should the Company not be in compliance at December 31, 2018, it will seek a waiver or modification of the covenant. In addition, under the terms of the loan agreement, the Company has certain remedies available to it by which it can cure the default, and it is management’s intent to do so if necessary.

On April 24, 2017, the Company entered in to a revolving line of credit agreement with the same third party lender with maximum borrowings of $1,500,000 to be used as working capital as needed. The agreement is cross collateralized with the existing term note under the same terms and conditions. Amounts borrowed under the revolving line of credit will bear interest at 3% over the one month LIBOR index.(5.01% at June 30, 2018). The line of credit will terminate on December 6, 2020. The Company has drawn $1,500,000 on this agreement as of June 30, 2018. The outstanding borrowings on the revolving line of credit are due upon demand of the lender. Accordingly, outstanding borrowings are included in current portion of long term debt in the accompanying balance sheets.

The Company’s ultimate shareholder has the financial ability and intent to continue to fund operations through affiliated companies that are 100% owned by the shareholder to the extent required to support the Company’s operations. The Company has loans outstanding to the affiliated companies of approximately $11.3 million and $11.9 million as of June 30, 2018 and December 31, 2017, respectively. In addition to the shareholders’ financial ability, these affiliated Companies are expected to continue to generate positive cash flows during fiscal year 2018 should additional funding be required to support the Company’s operations.

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

Item 4. Controls and Procedures

The Company’s management, including the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures as of June 30, 2018, pursuant to Exchange Act Rule 15d-15. Based upon that evaluation, the Company’s Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2018 in timely alerting them to material information required to be included in the Company’s periodic SEC filings.

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

There were no changes in the Company’s internal controls over financial reporting during the six months ended June 30, 2018 that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II—OTHER INFORMATION

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

SADDLEBROOK RESORTS, INC.
(Registrant)

Date: August 14, 2018	/s/ Donald L. Allen
Donald L. Allen
Vice President and Treasurer
(Principal Financial and
Accounting Officer)