Form 10-Q
period 2018-09-30
SADDLEBROOK RESORTS INC
filed 2018-11-14
CIK 313151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “accelerated filer,” “large accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

SADDLEBROOK RESORTS, INC.

BALANCE SHEETS

	September 30, 2018 (Unaudited)	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$105,465	$698,033
Escrowed cash	1,573,179	263,558
Accounts receivable, net	1,353,329	1,666,447
Due from related parties	1,420,599	1,654,129
Inventory and supplies	1,079,091	1,151,386
Prepaid expenses and other assets	1,216,788	969,927

Total current assets	6,748,451	6,403,480
Property, buildings and equipment, net	16,981,431	17,531,676

Total assets	$23,729,882	$23,935,156

Liabilities and Shareholder’s Deficit
Current liabilities:
Current portion of long-term debt	$1,852,560	$1,052,560
Current portion of capital lease obligation	101,285	57,236
Escrowed deposits	1,853,077	263,558
Accounts payable	559,512	639,533
Accrued rental distribution	299,483	637,290
Accrued expenses and other liabilities	866,092	1,317,159
Current portion of deferred income	923,428	708,362
Guest deposits	1,173,991	2,703,941
Due to related parties	12,069,921	11,897,345

Total current liabilities	19,699,349	19,276,984
Long-term debt, net of deferred issuance costs of $36,009 and $53,916 at September 30, 2018 and December 31, 2017, respectively	5,516,879	5,763,396
Long-term capital lease obligation	353,481	—
Deferred income	527,784	527,595

Total liabilities	26,097,493	25,567,975

Shareholder’s deficit:
Common stock, $1.00 par value, 100,000 shares authorized and outstanding	100,000	100,000
Additional paid-in capital	1,013,127	1,013,127
Accumulated deficit	(3,480,738)	(2,745,946)

Total shareholder’s deficit	(2,367,611)	(1,632,819)

Total liabilities and shareholder’s deficit	$23,729,882	$23,935,156

The accompanying Notes to Financial Statements are

an integral part of these financial statements

SADDLEBROOK RESORTS, INC.

STATEMENTS OF OPERATIONS

AND ACCUMULATED DEFICIT

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenues	$4,276,010	$3,886,436	$24,049,379	$23,811,083

Costs and expenses:
Operating costs	4,754,553	4,486,111	19,034,647	19,588,246
Sales and marketing	560,583	486,939	1,748,326	1,939,527
General and administrative	743,988	725,777	2,190,064	2,398,034
Depreciation	533,527	499,420	1,573,009	1,486,408

Total costs and expenses	6,592,651	6,198,247	24,546,046	25,412,215

Net operating loss before other income (expenses)	(2,316,641)	(2,311,811)	(496,667)	(1,601,132)

Other income (expenses)
Other income	4,332	5,084	131,390	15,659
Interest expense	(139,094)	(94,662)	(369,515)	(269,285)

Total other expenses, net	(134,762)	(89,578)	(238,125)	(253,626)
Net loss	(2,451,403)	(2,401,389)	(734,792)	(1,854,758)
Accumulated (deficit) earnings at beginning of period	(1,029,335)	784,777	(2,745,946)	238,146

Accumulated deficit at end of period	$(3,480,738)	$(1,616,612)	$(3,480,738)	$(1,616,612)

The accompanying notes are an integral part

of these financial statements

SADDLEBROOK RESORTS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,
	2018	2017
Operating activities:
Net loss	$ (734,792)	$(1,854,758)
Non-cash items included in net loss:
Depreciation	1,573,009	1,486,408
(Gain) loss on the disposal of assets	(85,066)	5,465
Amortization of debt financing costs	19,916	21,875
Decrease (increase) in:
Escrowed cash and deposits, net	279,898	—
Accounts receivable	313,118	1,021,380
Inventory and supplies	72,295	48,275
Prepaid expenses and other assets	(246,861)	80,689
(Decrease) increase in:
Accounts payable	(80,021)	(563,013)
Accrued rental distribution	(337,807)	(210,231)
Guest deposits	(1,529,950)	(1,063,241)
Accrued expenses and other liabilities	(451,067)	(553,385)
Deferred income	215,255	(73,548)

Cash flows from operating activities	(992,073)	(1,654,084)

Investing activities:
Capital expenditures	(448,550)	(245,003)

Cash flows from investing activities	(448,550)	(245,003)

Financing activities:
Payments on long-term debt	(266,433)	(264,423)
Proceeds from line of credit	800,000	700,000
Payments on capital lease obligations	(91,618)	(96,464)
Financing costs	—	(24,247)
Net proceeds from related parties	406,106	901,729

Cash flows from financing activities	848,055	1,216,595

Net decrease in cash and cash equivalents	(592,568)	(682,492)
Cash and cash equivalents at beginning of period	698,033	834,371

Cash and cash equivalents at end of period	$105,465	$151,879

Supplemental disclosure of cash flow information:
Cash paid for interest	$349,599	$247,409

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

The Company’s accompanying balance sheet for September 30, 2018, and the related statements of operations and accumulated earnings and cash flows for the nine month periods ended September 30, 2018 and 2017, are unaudited but reflect all adjustments which are, in the opinion of management, necessary for the fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. The balance sheet at December 31, 2017 has been derived from the audited financial statements as of that date.

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

Contract Balances

Timing differences among revenue recognition may result in contract assets or liabilities. Contract liabilities on the accompanying balance sheets totaled approximately $3,940,000 and $2,625,000 as of December 31, 2017 and September 30, 2018, respectively.

Our net trade accounts receivables were $1,666,000 and $1,353,000 as of December 31, 2017 and September 30, 2018, respectively. Trade accounts receivable are stated in the amount management expects to collect from outstanding balances. Management provides for probable uncollectible amounts through a charge to earnings and a credit to the allowance of doubtful accounts based on its assessment of the current status of individual accounts. Balances still outstanding after management has used reasonable collection efforts are written off through a charge to the allowance of doubtful accounts and a credit to trade accounts receivable. Changes in the allowance for doubtful accounts have not been material to the consolidated financial statements.

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

Note 3. Accounts Receivable

	September 30, 2018 (Unaudited)	December 31, 2017
Trade accounts receivable	$1,373,062	$1,696,151
Less reserve for bad debts	(19,733)	(29,704)

	$1,353,329	$1,666,447

Note 4. Property, Buildings and Equipment

	September 30, 2018 (Unaudited)	December 31, 2017
Land and land improvements	$8,740,994	$8,740,994
Buildings and recreational facilities	31,964,694	31,962,963
Machinery and equipment	21,626,258	21,178,583
Construction in progress	201,499	126,683

	62,533,445	62,009,223
Less accumulated depreciation	(45,552,014)	(44,477,547)

	$16,981,431	$17,531,676

The Company’s property, buildings and equipment are pledged as security for its debt (see Note 5).

Note 5. Notes Payable and Capital Lease Obligation

On December 6, 2015 the Company’s financing agreement with a third party lender was modified to include renewal for the existing principal balance of $4,875,000, along with an advance of an additional $2,000,000. The new term note expires December 6, 2020. At September 30, 2018, $5,905,448 was outstanding under the note. The term note requires monthly principal payments of $29,380 plus interest of 3% over the one month Libor index (5.18% at September 30, 2018). The term note is collateralized by all current and subsequently acquired real and personal property. The term note requires the Company to maintain a Debt Service Ratio, as defined, of 1.25%. The Company was in default of this covenant as of December 31, 2017; however, the Company received a waiver for this default from its lender. Under the terms of its agreement, the debt service covenant will be re-measured at December 31, 2018. Management believes, based on its expectations, that the Company will be in compliance with the debt service covenant at that date; however, there can be no assurances that it will be in compliance. Should the Company not be in compliance at December 31, 2018, it will seek a waiver or modification of the covenant. In addition, under the terms of the loan agreement, the Company has certain remedies available to it by which it can cure the default, and it is management’s intent to do so if necessary.

On April 24, 2017, the Company entered in to a revolving line of credit agreement with the same third party lender with maximum borrowings of $1,500,000 to be used as working capital as needed. The agreement is cross collateralized with the existing term note under the same terms and conditions. Amounts borrowed under the revolving line of credit will bear interest at 3% over the one month LIBOR index. (5.18% at September 30, 2018). The line of credit will terminate on December 6, 2020. The Company has drawn $1,500,000 on this agreement as of September 30, 2018. The outstanding borrowings on the revolving line of credit are due upon demand of the lender. Accordingly, outstanding borrowings are included in current portion of long term debt in the accompanying balance sheets.

On January 15, 2014 the Company entered into a capital lease obligation for equipment in the amount of $150,000. The capital lease is secured by equipment purchased, matures in December 2018 and requires monthly payments of $3,024 including interest of 7.75%. At September 30, 2018, the amount due on this capital lease obligation was $5,989.

On January 15, 2014, the Company entered into a capital lease obligation for equipment in the amount of $102,000. The capital lease is secured by equipment purchased, matures in December 2018 and requires monthly payments of $2,233, including interest an 11.30%. At September 30, 2018 the amount due on this capital lease obligation was $6,578.

On March 1, 2018, the Company entered into a capital lease obligation for equipment in the amount of $332,206. The assets associated with this lease cost $461,506, of which $129,300 was reduced through the Company’s trade-in of existing equipment. This capital lease is secured by the equipment purchased, matures in February 2023 and requires monthly payments of $6,500, including interest at 6.5%. At September 30, 2018, the amount due on this capital lease obligation was $298,763.

On April 1, 2018, the Company entered into a capital lease obligation for equipment in the amount of $156,942. The assets associated with this lease cost $178,942, of which $22,000 was reduced through the Company’s trade-in of existing equipment. This capital lease is secured by the equipment purchased, matures in March 2023 and requires monthly payments of $3,071, including interest at 6.5%. At September 30, 2018, the amount due on this capital lease obligation was $143,436.

Note 6. Related Party Receivables and Payables

Related party receivables and payables at September 30, 2018 and December 31, 2017 are the result of net intercompany transactions and cash transfers between the Company and its shareholder and affiliated companies. Related party receivables and payables are unsecured and non-interest bearing.

Note 7. Income Taxes

The Company is currently a member of a Qualified Subchapter S Subsidiary Group. Accordingly, no income tax expense was reflected in the Company’s operating results as the tax is assessed to the shareholders of the Company’s parent company.

SADDLEBROOK RENTAL POOL OPERATION

BALANCE SHEETS

DISTRIBUTION FUND

	September 30,
	2018	December 31,
	(Unaudited)	2017
Assets
Receivable from Saddlebrook Resorts, Inc.	$299,482	$637,290

Liabilities and Participants’ Fund Balance
Due to participants for rental pool distribution	$262,797	$522,179
Due to maintenance escrow fund	36,685	115,111

	$299,482	$637,290

MAINTENANCE ESCROW FUND

	September 30,
	2018	December 31,
	(Unaudited)	2017
Assets
Cash and cash equivalents	$1,559,080	$244,558
Receivables:
Distribution fund	36,685	115,111
From owners	—	1,503
Prepaid expenses and other assets	14,783	51,098
Linen Inventory	25,459	—
Furniture Inventory	39,651	49,747

	$1,675,658	$462,017

Liabilities and Participants’ Fund Balance
Accounts payable	$44,796	$127,625
Participants’ fund balance	1,630,862	334,392

	$1,675,658	$462,017

SADDLEBROOK RENTAL POOL OPERATION

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Rental pool revenues	$940,783	$1,077,320	$6,837,458	$6,940,134

Deductions:
Marketing fee	70,559	80,799	512,809	520,510
Management fee	117,598	134,665	854,682	867,517
Travel agent commissions	133,515	82,573	486,262	484,304
Credit card expense	35,118	38,332	205,591	195,037
Bad debt expense	—	5,000	—	45,000

	356,790	341,369	2,059,344	2,112,368

Net rental income	583,993	735,951	4,778,114	4,827,766
Less operator share of net rental income	(262,797)	(331,178)	(2,150,152)	(2,172,494)
Other revenues (expenses):
Complimentary room revenues	2,334	8,702	22,252	28,509
Minor repairs and replacements	(24,048)	(36,945)	(71,187)	(99,122)

Amount available for distribution	$299,482	$376,530	$2,579,027	$2,584,659

The accompanying notes are an integral part

of these financial statements

SADDLEBROOK RENTAL POOL OPERATION

STATEMENTS OF CHANGES IN PARTICIPANTS’ FUND BALANCES

(Unaudited)

DISTRIBUTION FUND

	Nine months ended September 30,
	2018	2017
Balance at beginning of period	$—	$—
Additions:
Amount available for distribution	2,579,027	2,584,659
Reductions:
Amount withheld for maintenance escrow fund	(428,876)	(412,164)
Amount accrued or paid to participants	(2,150,151)	(2,172,495)

Balance at end of period	$—	$—

MAINTENANCE ESCROW FUND
	Nine months ended September 30,
	2018	2017
Balance at beginning of period	$334,392	371,247
Additions:
Amount withheld from distribution fund	428,876	412,164
Unit owner payments	1,366,311	107,921
Interest earned	37	—
Reductions:
Escrow account refunds	(10,731)	(20,742)
Maintenance charges	(190,006)	(286,336)
Unit renovations	(186,683)	(130,756)
Linen replacement	(111,334)	(185,436)

Balance at end of period	$1,630,862	$268,062

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

Results of Operations

Three months ended September 30, 2018 compared to three months ended September 30, 2017

The Company’s total revenues increased approximately $390,000, or about 10%, for the three months ended September 30, 2018 compared to the same period in the prior year. Total revenues for the Rental Pool decreased about $137,000, or about 13%.

Total costs and expenses increased approximately $394,000, or about 6%, for the Company, and approximately $15,000, or about 5%, for the Rental Pool Operation.

The Company experienced a net loss for the quarter in the amount of approximately $2,451,000, compared to the net loss of the prior comparable quarter of approximately $2,401,000. Amounts available for distribution for the Rental Pool Operation decreased approximately $77,000 from the comparable period last year.

Nine months ended September 30, 2018 compared to nine months ended September 30, 2017

The Company’s total revenues increased approximately $238,000, about 1%, for the nine months ended September 30, 2018 compared to the same period in the prior year. The total revenues for the Rental Pool decreased approximately $103,000, also about 1%.

Total costs and expenses for the Company decreased approximately $866,000 or about 3%. Total costs and expenses for the Rental Pool Operation decreased by about $53,000, about 3%.

The Company’s net loss for the period improved approximately $1,120,000 compared to the same period in the prior year. Amounts available for distribution for the Rental Pool Operation decreased approximately $6,000 over the same period in the prior year.

Impact of Current Economic Conditions

The Company experienced a slight increase in revenue for the period ending September 30, 2018 compared to the previous year.

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

Liquidity and Capital Resources

Net loss for the 9 months ended September 30, 2018 was $734,792. Excluding non-cash expenses such as Depreciation and Amortization of $1,592,925 the company’s actual operating cash was $858,133.

Future operating costs and planned expenditures for minor capital additions and improvements are expected to be adequately funded by the Company and its affiliates’ current cash reserves and cash generated by the Resort’s operations.

On December 6, 2015 the Company’s financing agreement with a third party lender was modified to include renewal for the existing principal balance of $4,875,000, along with an advance of an additional $2,000,000. The new term note expires December 6, 2020. At September 30, 2018, $5,905,448 was outstanding under the note. The term note requires monthly principal payments of $29,380 plus interest of 3% over the one month Libor index (5.18% at September 30, 2018). The term note is collateralized by all current and subsequently acquired real and personal property. The term note requires the Company to maintain a Debt Service Ratio, as defined, of 1.25%. The Company was in default of this covenant as of December 31, 2017; however, the Company received a waiver for this default from its lender. Under the terms of its agreement, the debt service covenant will be re-measured at December 31, 2018. Management believes, based on its expectations, that the Company will be in compliance with the debt service covenant at that date; however, there can be no assurances that it will be in compliance. Should the Company not be in compliance at December 31, 2018, it will seek a waiver or modification of the covenant. In addition, under the terms of the loan agreement, the Company has certain remedies available to it by which it can cure the default, and it is management’s intent to do so if necessary.

On April 24, 2017, the Company entered in to a revolving line of credit agreement with the same third party lender with maximum borrowings of $1,500,000 to be used as working capital as needed. The agreement is cross collateralized with the existing term note under the same terms and conditions. Amounts borrowed under the revolving line of credit will bear interest at 3% over the one month LIBOR index. (5.18% at September 30, 2018). The line of credit will terminate on December 6, 2020. The Company has drawn $1,500,000 on this agreement as of September 30, 2018. The outstanding borrowings on the revolving line of credit are due upon demand of the lender. Accordingly, outstanding borrowings are included in current portion of long term debt in the accompanying balance sheets.

The Company’s ultimate shareholder has the financial ability and intent to continue to fund operations through affiliated companies that are 100% owned by the shareholder to the extent required to support the Company’s operations. The Company has loans outstanding to the affiliated companies of approximately $12.1 million and $11.9 million as of September 30, 2018 and December 31, 2017, respectively. In addition to the shareholders’ financial ability, these affiliated Companies are expected to continue to generate positive cash flows during fiscal year 2018 should additional funding be required to support the Company’s operations.

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

Item 4. Controls and Procedures

The Company’s management, including the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures as of September 30, 2018, pursuant to Exchange Act Rule 15d-15. Based upon that evaluation, the Company’s Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2018 in timely alerting them to material information required to be included in the Company’s periodic SEC filings.

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

There were no changes in the Company’s internal controls over financial reporting during the six months ended September 30, 2018 that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

SADDLEBROOK RESORTS, INC.
(Registrant)

Date: November 14, 2018	/s/ Donald L. Allen
Donald L. Allen
Vice President and Treasurer
(Principal Financial and
Accounting Officer)