Form 10-K
period 2018-12-31
SADDLEBROOK RESORTS INC
filed 2019-03-29
CIK 313151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended December 31, 2018

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.     YES  ☐    NO  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. Not applicable

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “accelerated filer,” “large accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

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

At December 31, 2018, there were approximately 431 persons employed by the Company. The Company’s management relationship with its employees is excellent and there are no collective bargaining agreements.

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

A total of 556 condominium units are at the Resort comprised of one-, two- and three-bedroom suites. Of these condominium units, 408 are designed for hotel occupancy and located in an area called the Walking Village. The remaining 148 are slightly larger, designed for longer-termed rental, and are located in an area called the Lakeside Village. At December 31, 2018, there were 508 hotel accommodations participating in the Rental Pool. The three-bedroom condominium units become hotel accommodations as a two-bedroom suite with a separate adjoining hotel room. Some two-bedroom condominium units become hotel accommodations as a one-bedroom suite with a separate adjoining hotel room.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which provides guidance for accounting for leases. ASU 2016-02 requires lessees to classify leases as either finance or operating leases and to record a right-of-use asset and a lease liability for all leases with a term greater than 12 months regardless of the lease classification. The lease classification will determine whether the lease expense is recognized based on an effective interest rate method or on a straight-line basis over the term of the lease. In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases” (“ASU 2018-10”), and ASU No. 2018-11, Leases (Topic 842) Targeted Improvements (“ASU 2018-11”). ASU 2018-10 provides certain amendments that affect narrow aspects of the guidance issued in ASU 2016-02. ASU 2018-11 allows all entities adopting ASU 2016-02 to choose an additional (and optional) transition method of adoption, under which an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company will adopt the ASUs on January 1, 2019. Based on management’s assessment, the adoption of ASU 2016-02 will not have a material impact on the Company’s financial statements and related disclosures.

In November 2016, the FASB issued Accounting Standards Update No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (ASU 2016-18), which requires companies to include amounts generally described as restricted cash and restricted cash equivalents in cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company adopted ASU 2016-18 effective January 1, 2018 and the prior period has been adjusted to conform to the current period presentation.

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

Asset Impairments—The Company’s management periodically evaluates whether there has been a permanent impairment of long-lived assets. The Company’s management believes that the accounting estimates related to asset impairments are critical estimates for the following reasons: (1) the ongoing changes in management’s expectations regarding future utilization of assets; and (2) the impact of an impairment on reported assets and earnings could be material. During the years ended December 31, 2017 and 2016, the Company’s management evaluated assets for impairment and concluded that the sum of the undiscounted expected future cash flows (excluding interest charges) from its assets exceeded their then current carrying values. Accordingly, the Company did not recognize an impairment charge.

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

Revenue Recognition—Resort revenues are recognized as services are performed or products are delivered with the exception of initiation fee revenue, which is recognized over the average life of the memberships. Resort revenues also include rental revenues for condominium units owned by third parties participating in the Rental Pool. If these rental units were owned by the Company, normal costs associated with ownership such as depreciation, real estate taxes, unit maintenance and other costs would have been incurred.

Allowance for Doubtful Accounts – The Company establishes an allowance for doubtful accounts for accounts receivable based upon factors surrounding specific customers, historical trends and other information.

Loss Contingencies – The Company estimates loss contingencies in accordance with FASB ASC 450-20 Loss Contingencies, which states that a loss contingency shall be accrued by a charge to income if both of the following conditions are met: (a) information available before the financial statements are issued or are available to be issued indicates that it is probable that a liability had been incurred at the date of the financial statements and (b) the amount of loss can be reasonably estimated. We do not believe that the ultimate resolution of our litigation matters will have an adverse effect on the Company’s financial position and results of operations. As such, there have been no adjustments for loss contingencies to the accompanying financial statements as of and for the year ended December 31, 2018.

See the Notes to the Financial Statements for Saddlebrook Resorts, Inc. in Item 8 hereof for additional accounting policies used in the preparation of the financial statements.

Impact of Current Economic Conditions

The Company experienced a minor decrease in revenue for the year ending December 31, 2018 compared to the previous year. The Company believes this trend will improve during 2019. The decrease in expenses for the year ending December 31, 2018 as compared to the prior year is a result of reductions in wages, benefits, and operating expenses.

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

Liquidity and Capital Resources

Net loss for the 12 month period ended December 31, 2018 was $2,645,326. Excluding non-cash expenses such as depreciation and amortization of $2,136,836, the Company’s actual operation cash loss was $506,490.

Future operating costs and planned expenditures for minor capital additions and improvements are expected to be adequately funded by the Company and its affiliates’ current cash reserves and cash generated by the Resort’s operations.

The Company’s ultimate shareholder has the financial ability and intent to continue to fund operations through affiliated companies that are 100% owned by the Company’s ultimate shareholder to the extent required to support the Company’s operations. The Company has loans outstanding due to the affiliated companies of approximately $14.7 million and $11.9 million as of December 31, 2018 and 2017, respectively. In addition to the shareholder’s financial ability, these affiliated companies are expected to continue to generate positive cash flows during fiscal year 2019 should additional funding be required to support the Company’s operations.

The Company’s operation of the Resort is not considered to be dependent on any individual or small group of customers, the loss of which would have a material adverse effect on the Company’s business or financial condition.

Results of Operations

The following chart highlights changes in the sources of Company revenues:

	Year ended December 31,
	2018	2017
Rental Pool Revenues	28%	29%
Food and beverage	36	35
Resort facilities and other	36	36

	100%	100%

2018 Compared to 2017

The Company’s total revenue decreased $607,000 or approximately 2%, from the prior year. Rental Pool revenue decreased $404,000 or approximately 5%. Food and Beverage revenue increased $212,000 or approximately 2%.

The Company’s costs and expenses decreased $876,000, or approximately 3%. Costs and expenses of the Rental Pool Operation decreased $137,000, or approximately 5%.

The Company’s net loss was approximately $2,645,000, compared with a net loss of approximately $2,984,000 in the prior year. Amounts available for distribution to rental pool participants decreased by approximately $140,000.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended) that are designed to provide reasonable assurance that information required to be reported in the Company’s SEC filings is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. As of December 31, 2018, under the direction of our chief executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures and concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

As of December 31, 2018, management conducted an assessment of the Company’s internal control over financial reporting based on the criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Tread way Commission. Based on the assessment, management concluded that, as of December 31, 2018, the Company’s internal control over financial reporting was effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2018, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The Directors and Executive Officers of the Company are as follows:

Name	Position and Background

Thomas L. Dempsey Age 92	Chairman of the Board and Chief Executive Officer of the Company. Chairman of the Board of

Saddlebrook Holdings, Inc.

Maureen Dempsey Age 60	Director, President and Assistant Secretary of the Company. Director and President of Saddlebrook Holdings, Inc. Daughter of Thomas Dempsey.

Diane L. Riehle Age 58	Director, Vice President and Assistant Secretary of the Company. Director and Vice Chairman of the Board of Saddlebrook Holdings, Inc. Daughter of Thomas Dempsey.

Donald L. Allen Age 79	Vice President and Treasurer of the Company.

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

Item 11. Executive Compensation

The following table sets forth the remuneration paid to the Company’s named executive officers by the Company and its parent, Saddlebrook Holdings, Inc. consolidated, during the two years ended December 31, 2018 and 2017.

Summary Compensation Table

Name and Principal Position	Fiscal year	Salary	Bonus	Other annual compensation (1)	Total
Thomas L. Dempsey	2018	$50,000	$—	$15,452	$65,452
Chairman of the Board and	2017	50,000	—	16,080	66,080
Chief Executive Officer
Maureen Dempsey	2018	125,000	650	21,078	146,078
President and Assistant	2017	125,000	650	18,685	144,335
Secretary
Pat Ciaccio	2018	125,000	650	387	126,037
General Manager	2017	125,000	650	207	125,857

(1)	Other Annual Compensation for 2018 consists of the following;

Vehicle Allowances

Tax Preparation Fees

Health Insurance premiums paid on behalf of greater than 2% shareholders

Group Term Life Insurance (“GTL”)

The following table shows the amounts for each category received by each named executive.

Executive	Vehicle	Tax Prep.	Health Premium	GTL
Thomas L. Dempsey	$—	$11,376	$2,840	$1,236
Maureen Dempsey	12,240	4,000	3,896	942
Pat Ciaccio	—	—	—	387

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

Saddlebrook International Tennis, Inc. (“SIT”), which is solely owned by SHI, owns a 70% interest in Saddlebrook International Sports, LLC (“SIS”) which operates a tennis training facility and preparatory school at the Resort. SIS owns 10 condominium units at the Resort, of which 2 participate in the Rental Pool Operation. The Company receives revenue for services provided to SIS’s guests. In addition, the Company is reimbursed for actual expenses and other costs incurred on behalf of SIT and SIS.

Saddlebrook Investments, Inc. is a broker/dealer for the Resort’s condominium units. Saddlebrook Realty, Inc. is a broker for sales of other general real estate in the area. Both companies are owned by Thomas L. Dempsey. These companies collectively operate an on-site real estate office at the Resort and the Company is reimbursed for actual expenses and other costs incurred on their behalf.

Dempsey and Daughters, Inc. hold certain tracts of real estate and own 33 individual condominium units at the Resort, 22 of which participate in the Rental Pool Operation. This company is solely owned by SHI. The Company is reimbursed for actual expenses and other costs incurred on behalf of this company.

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

Item 14. Principal Accounting Fees and Services

Cherry Bekaert LLP served as the Company’s independent registered certified pubic accounting firm for the fiscal years ended December 31, 2018 and December 31, 2017.

The following fees were paid for services rendered during the Company’s last two fiscal years:

Audit Fees: $95,175 and $91,250 for the fiscal years ended December 31, 2018 and 2017, respectively, for professional services rendered for the audit of the Company’s annual financial statements, review of financial statements included in its Forms 10-Q and services that are normally provided by the auditors in connection with statutory and regulatory filings or engagements for those fiscal years.

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

3.1 Articles of Incorporation of Saddlebrook Resorts, Inc., a Florida corporation (P).

3.2 Corporate By-laws of Saddlebrook Resorts, Inc. (P).

4. Declaration of Condominium, together with the following:

(1) Articles of Incorporation of the Saddlebrook Association of Condominium Owners, Inc. a Florida non-profit corporation;

(2) By-laws of the Saddlebrook Association of Condominium Owners, Inc., and (3) Rules and Regulations of the Saddlebrook

Association of Condominium Owners, Inc. (P).

10.1	Management Contract between Saddlebrook Resorts, Inc. and the Saddlebrook Association of Condominium Owners, Inc. (P).

10.2	Saddlebrook Rental Pool and Agency Appointment Agreement. (incorporated by reference to Registrant’s Form 10-K for the annual period ended December 31, 2003)

10.3	Saddlebrook Rental Management Agency Employment (P).

10.4	Form of Purchase Agreement (P).

10.5	Form of Deed (P).

10.6	Form of Bill of Sale (P).

10.7	Loan Agreement, dated June 6, 2014, between Saddlebrook Resorts, Inc. and USAmeriBank (incorporated by reference to the Registrant’s Form 8-K dated June 6, 2014).

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

SADDLEBROOK RESORTS, INC.
(Registrant)

Date: March 29, 2019	/s/ Donald L. Allen
Donald L. Allen
Vice President and Treasurer
(Principal Financial and
Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on March 29, 2019.

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

December 31, 2018 and 2017

Report of Independent Registered Certified Public Accounting Firm

To the Shareholder and the Board of Directors of

Saddlebrook Resorts, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Saddlebrook Resorts, Inc. (“the Company”) as of December 31, 2018 and, 2017, and the related statements of operations, changes in shareholder’s equity (deficit), and cash flows for years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Tampa, Florida

March 29, 2019

Saddlebrook Resorts, Inc.

Balance Sheets

December 31, 2018 and 2017

	2018	2017
Assets
Current assets
Cash and cash equivalents	$745,240	$698,033
Escrowed cash	1,880,231	263,558
Trade accounts receivable, net of allowance for doubtful accounts of $19,810 (2018) and $29,704 (2017)	1,319,156	1,666,447
Due from related parties	1,966,456	1,654,129
Resort inventory and supplies	1,053,645	1,151,386
Prepaid expenses and other assets	1,157,022	969,927

Total current assets	8,121,750	6,403,480
Property, buildings and equipment, net	16,566,016	17,531,676

Total assets	$24,687,766	$23,935,156

Liabilities and Shareholder’s Deficit
Current liabilities
Current portion of long-term debt	$352,560	$1,052,560
Current portion of capital lease obligations	90,167	57,236
Escrowed deposits	1,880,231	263,558
Accounts payable	673,135	639,533
Accrued rental distribution	503,066	637,290
Accrued expenses and other liabilities	1,157,553	1,317,159
Current portion of deferred income	729,485	708,362
Guest deposits	2,566,150	2,703,941
Due to related parties	14,698,670	11,897,345

Total current liabilities	22,651,017	19,276,984
Long-term debt, net of deferred issuance costs of $29,354 and $53,916 at December 31, 2018 and December 31, 2017,respectively	5,435,394	5,763,396
Capital lease obligations	330,391	—
Deferred income	549,109	527,595

Total liabilities	28,965,911	25,567,975

Commitments and contingencies (Note 11)
Shareholder’s deficit
Common stock, $1 par, 100,000 shares authorized, issued and outstanding	100,000	100,000
Additional paid-in capital	1,013,127	1,013,127
Accumulated deficit	(5,391,272)	(2,745,946)

Total shareholder’s deficit	(4,278,145)	(1,632,819)

Total liabilities and shareholder’s deficit	$24,687,766	$23,935,156

See notes to financial statements.

Saddlebrook Resorts, Inc.

Statement of Operations

Years ended December 31, 2018 and 2017

	2018	2017
Resort revenues	$29,535,732	$30,142,484

Costs and expenses:
Operating costs of resort	24,400,001	25,130,083
Sales and marketing	2,285,380	2,510,399
General and administrative	3,140,107	3,167,891
Depreciation	2,110,274	2,003,795

Total costs and expenses	31,935,762	32,812,168

Net operating loss before other expenses (income)	(2,400,030)	(2,669,684)

Other expenses (income):
Interest expense	477,490	369,162
Other income	(232,194)	(54,754)

Total other expense	245,296	314,408

Net loss	$(2,645,326)	$(2,984,092)

See notes to financial statements.

Saddlebrook Resorts, Inc.

Statements of Changes in Shareholder’s Equity (Deficit)

Years ended December 31, 2018 and 2017

	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total Shareholder’s Equity (Deficit)
Balances at January 1, 2017	$100,000	$1,013,127	$238,146	$1,351,273
Net loss	—	—	(2,984,092)	(2,984,092)

Balances at December 31, 2017	100,000	1,013,127	(2,745,946)	(1,632,819)
Net loss	—	—	(2,645,326)	(2,645,326)

Balances at December 31, 2018	$100,000	$1,013,127	$(5,391,272)	$(4,278,145)

See notes to financial statements.

Saddlebrook Resorts, Inc.

Statements of Cash Flow

Years ended December 31, 2018 and 2017

	2018	2017
Cash flows from operating activities
Net loss	$(2,645,326)	$(2,984,092)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	2,110,274	2,003,795
Amortization of debt financing costs	26,562	28,439
(Reductions) additions to allowance for doubtful accounts	(9,894)	12,027
(Gain) loss on sale of assets	(96,816)	5,464
Change in operating assets and liabilities
(Increase) decrease in
Trade accounts receivable	357,185	132,391
Resort inventory and supplies	97,741	33,647
Prepaid expenses and other assets	(187,095)	103,663
Increase (decrease) in
Escrowed deposits	1,616,673	(146,122)
Accounts payable	33,602	(116,666)
Accrued rental distribution	(134,224)	50,529
Accrued expenses and other liabilities	(159,606)	(117,655)
Deferred income	42,637	(30,352)
Guest deposits	(137,791)	503,629

Net cash flows from operating activities	913,922	(521,303)

Cash flows from investing activities
Proceeds from the sale of assets	165,550	—
Capital expenditures	(724,200)	(317,024)

Net cash flows from investing activities	(558,650)	(317,024)

Cash flows from financing activities
Principal payments on long-term debt	(352,564)	(352,564)
(Payments) proceeds from line of credit	(700,000)	700,000
Payments on capital lease obligations	(125,826)	(128,376)
Cash paid for debt issuance costs	(2,000)	(24,247)
Net advances from related parties	2,488,998	361,054

Net cash flows from financing activities	1,308,608	555,867

Net increase (decrease) in cash, cash equivalents and escrowed cash	1,663,880	(282,460)
Cash, cash equivalents and escrowed cash, beginning of year	961,591	1,244,051

Cash, cash equivalents and escrowed cash, end of year	$2,625,471	$961,591

Supplemental disclosure
Cash paid for interest	$450,918	$340,723

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

December 31, 2018 and 2017

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

The following table provides a reconciliation of cash and cash equivalents, and restricted cash reported within the accompanying balance sheets with the total of these amounts shown in the accompanying statements of cash flows:

	2018	2017
Cash and cash equivilents	745,240	698,033
Escrowed cash	1,880,231	263,558

Total cash, cash equivalents, and escrowed cash shown in the statement of cash flows	2,625,471	961,591

Amounts included in restricted cash represent escrowed cash. See Note 5 – Escrowed Cash.

Saddlebrook Resorts, Inc.

Notes to Financial Statements

December 31, 2018 and 2017

The Company places its cash and cash equivalents on deposit with financial institutions in the United States. The Federal Deposit Insurance Corporation (“FDIC”) covers $250,000 for substantially all depository accounts. The Company from time to time may have amounts on deposit in excess of the insured limits. As of December 31, 2018, the Company had approximately $2,216,000 of cash and cash equivalents which exceeded these insured limits.

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

Asset Impairments

The Company’s management periodically evaluates whether there has been a permanent impairment of long-lived assets (property, buildings and equipment), in accordance with generally accepted accounting principles. During the years ended December 31, 2018 and 2017, the Company’s management evaluated assets for impairment and concluded that the sum of the undiscounted expected future cash flows (excluding interest charges) from its assets exceeded their then current carrying values. Accordingly, the Company did not recognize an impairment loss during the years ended December 31, 2018 or 2017.

Debt Issuance Costs

Finance costs represent costs incurred in connection with the refinancing of the Company’s long-term debt. Amortization expense for finance costs, included in interest expense on the accompanying statements of operations, amounted to approximately $26,600 for the year ended December 31, 2018 and $28,400 for 2017.

Saddlebrook Resorts, Inc.

Notes to Financial Statements

December 31, 2018 and 2017

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

Resort Revenues

Resort revenues are recognized as services are performed or products are delivered with the exception of initiation fee revenue, which is recognized over the average life of the memberships. Resort revenues also include rental revenues for condominium units owned by third parties participating in the Rental Pool. If these rental units were owned by the Company, normal costs associated with ownership such as depreciation, real estate taxes, unit maintenance and other costs would have been incurred.    Instead, operating costs of the resort for the years ended December 31, 2018 and 2017 include rental pool distributions to participants and the maintenance escrow fund approximating $3,100,000 and $3,200,000, respectively. See Note 3—Revenue for the required disclosures per the guidance in ASC 606.

Advertising

The Company charges costs of advertising to sales and marketing as incurred. The Company incurred advertising costs of approximately $404,000 and $356,000 during the years ended December 31, 2018 and 2017, respectively.

Income Taxes

The Company is currently a Qualified Subchapter S Subsidiary. Accordingly, no income tax expense was reflected in the Company’s operating results as the tax is assessed to the shareholders of its parent company.

Management has determined that the Company had no uncertain income tax positions that could have a significant effect on the financial statements at December 31, 2018 and 2017. The parent company’s federal income tax returns for 2015, 2016 and 2017 are subject to examination by the Internal Revenue Service, generally for a period of three years after the federal income tax returns were filed.

Saddlebrook Resorts, Inc.

Notes to Financial Statements

December 31, 2018 and 2017

Recent Accounting Pronouncements

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which provides guidance for accounting for leases. ASU 2016-02 requires lessees to classify leases as either finance or operating leases and to record a right-of-use asset and a lease liability for all leases with a term greater than 12 months regardless of the lease classification. The lease classification will determine whether the lease expense is recognized based on an effective interest rate method or on a straight-line basis over the term of the lease. In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases” (“ASU 2018-10”), and ASU No. 2018-11, Leases (Topic 842) Targeted Improvements (“ASU 2018-11”). ASU 2018-10 provides certain amendments that affect narrow aspects of the guidance issued in ASU 2016-02. ASU 2018-11 allows all entities adopting ASU 2016-02 to choose an additional (and optional) transition method of adoption, under which an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company will adopt the ASUs on January 1, 2019. Based on management’s assessment, the adoption of ASU 2016-02 will not have a material impact on the Company’s financial statements and related disclosures.

In November 2016, the FASB issued Accounting Standards Update No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (ASU 2016-18), which requires companies to include amounts generally described as restricted cash and restricted cash equivalents in cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company adopted ASU 2016-18 effective January 1, 2018 and the prior period has been adjusted to conform to the current period presentation.

3. Revenue

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

Saddlebrook Resorts, Inc.

Notes to Financial Statements

December 31, 2018 and 2017

Adoption of the standard did not have a material impact on the Company’s financial position, results of operations, cash flow, accounting policies, business processes, internal controls or disclosures.

Contract Balances

Timing differences among revenue recognition may result in contract assets or liabilities. Contract liabilities on the accompanying balance sheets totaled approximately $3,845,000 and $3,940,000 as of December 31, 2018 and 2017, respectively.

Our net trade accounts receivables were $1,319,000 and $1,666,000 as of December 31, 2018 and 2017, respectively. Trade accounts receivable are stated in the amount management expects to collect from outstanding balances. Management provides for probable uncollectible amounts through a charge to earnings and a credit to the allowance of doubtful accounts based on its assessment of the current status of individual accounts. Balances still outstanding after management has used reasonable collection efforts are written off through a charge to the allowance of doubtful accounts and a credit to trade accounts receivable. Changes in the allowance for doubtful accounts have not been material to the consolidated financial statements.

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

Practical Expedients and Exemptions

There are several practical expedients and exemptions allowed under ASC 606 that impact timing of revenue recognition and our disclosures. Below is the practical expedient the Company applied in the adoption and application of ASC 606:

Application

•

The Company elects to treat similar contracts as part of a portfolio of contracts, primarily initiation fee contracts. The contracts for have the same provision terms, and management has the expectation the result will not be materially different from the consideration of each individual contract.

Saddlebrook Resorts, Inc.

Notes to Financial Statements

December 31, 2018 and 2017

4.	Management’s Plans Regarding Liquidity and Capital Resources

The Company experienced a minor decrease in revenue for the year ending December 31, 2018 compared to the previous year. The Company believes this trend will improve during 2019. The decrease in expenses for the year ending December 31, 2018 as compared to the prior year is a result of reductions in wages, benefits, and operating expenses.

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

The Company’s ultimate shareholder has the financial ability and intent to continue to fund operations through affiliated companies that are 100% owned by the Company’s ultimate shareholder to the extent required to support the Company’s operations. The Company has loans outstanding to the affiliated companies of approximately $14.7 million and $11.9 million as of December 31, 2018 and 2017, respectively. In addition to the shareholders financial ability these affiliated companies are expected to continue to generate positive cash flows during fiscal year 2019 should additional funding be required to support the Company’s operations.

5.	Escrowed Cash

Escrowed cash, restricted as to use, as of December 31, is comprised of the following:

	2018	2017
Rental pool unit owner deposits for maintenance reserve fund held in a bank account which bears an interest rate of 0.05%	$1,864,132	$244,559
Security deposits held on long-term rentals	16,099	18,999

	$1,880,231	$263,558

Saddlebrook Resorts, Inc.

Notes to Financial Statements

December 31, 2018 and 2017

6.	Property, Buildings and Equipment, Net

Property, buildings and equipment, net as of December 31, consist of the following:

	Estimated Useful Lives	2018	2017
Land and land improvements		$8,830,867	$8,740,994
Buildings and recreational facilities	10–40	32,055,525	31,962,963
Machinery and equipment	5–15	21,592,565	21,178,583
Construction in progress		118,722	126,683

		62,597,679	62,009,223
Accumulated depreciation		(46,031,663)	(44,477,547)

		$16,566,016	$17,531,676

Substantially all property, buildings and equipment are mortgaged, pledged or otherwise subject to lien under a loan agreement (Note 8).

Depreciation expense amounted to approximately $2,110,000 and $2,004,000 for the years ended December 31, 2018 and 2017, respectively.

The Company leases equipment under agreements which are classified as capital lease obligations in the accompanying balance sheets. The equipment and obligations related to the leases are recorded at the present value of the minimum lease payments. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets. Total cost of equipment acquired through capital lease obligations was approximately $651,000 and $252,000 at December 31, 2018 and 2017, respectively. Depreciation expense totaled $105,000 and $92,500 on the leased equipment at December 31, 2018 and 2017.

7.	Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities as of December 31 consist of the following:

	2018	2017
Accrued payroll and related expenses	$684,054	$704,503
Accrued insurance	44,571	64,252
Accrued property taxes	306,066	294,370
Other accrued expenses and liabilities	122,862	254,034

	$1,157,553	$1,317,159

Saddlebrook Resorts, Inc.

Notes to Financial Statements

December 31, 2018 and 2017

8.	Long-term Debt and Capital Lease Obligations

Long-term debt at December 31 consists of the following:

	2018	2017
Note payable to lender	$5,817,308	$6,169,872
Revolving line of credit	—	700,000
Less unamortized finance costs	(29,354)	(53,916)
Less current portion	(352,560)	(1,052,560)

	$5,435,394	$5,763,396

On December 6, 2015 the Company’s financing agreement with a third party lender was modified to include renewal for the existing principal balance of $4,875,000, along with an advance of an additional $2,000,000. The new term note expires December 6, 2020. At December 31, 2018, $5,817,308 was outstanding under the note. The term note requires monthly principal payments of $29,380 plus interest of 3% over the one month Libor index (5.32% at December 31, 2018). The term note is collateralized by all current and subsequently acquired real and personal property. The term note requires the Company to maintain a Debt Service Ratio, as defined, of 1.25%. The Company was in default of this covenant as of December 31, 2018; however, the Company received a waiver for this default from its lender. The debt service covenant will be re-measured at December 31, 2019. Management believes, based on its expectations, that the Company will be in compliance with the debt service covenant at that date; however, there can be no assurances that it will be in compliance. Should the Company not be in compliance at December 31, 2019, it will seek a waiver or modification of the covenant. In addition, under the terms of the loan agreement, the Company has certain remedies available to it by which it can cure the default, and it is management’s intent to do so if necessary.

On April 24, 2017, the Company entered in to a revolving line of credit agreement with the same third party lender with maximum borrowings of $1,500,000 to be used as working capital as needed. The agreement is cross collateralized with the existing term note under the same terms and conditions. Amounts borrowed under the revolving line of credit will bear interest at 3% over the one month LIBOR index. (5.32% at December 31, 2018). The line of credit will terminate on December 6, 2020. As of December 31, 2018, the Company had no outstanding borrowings on this agreement.

Operating costs and planned expenditures for capital additions and improvements are expected to be adequately funded by the Company and its affiliates’ current cash reserves and cash generated by the resort operations.

Saddlebrook Resorts, Inc.

Notes to Financial Statements

December 31, 2018 and 2017

Future maturities of note payable to lender as of December 31, 2018 were as follows:

Years ending December 31,
2019	352,560
2020	5,464,748

$5,817,308

On March 1, 2018, the Company entered into a capital lease obligation for equipment in the amount of $332,206. The assets associated with this lease cost $461,506, of which $129,300 was reduced through the Company’s trade-in of existing equipment. This capital lease is secured by the equipment purchased, matures in February 2023 and requires monthly payments of $6,500, including interest at 6.5%. At December 30, 2018, the amount due on this capital lease obligation was $284,038.

On April 1, 2018, the Company entered into a capital lease obligation for equipment in the amount of $156,942. The assets associated with this lease cost $178,942, of which $22,000 was reduced through the Company’s trade-in of existing equipment. This capital lease is secured by the equipment purchased, matures in March 2023 and requires monthly payments of $3,071, including interest at 6.5%. At December 31, 2018, the amount due on this capital lease obligation was $136,520.

Future minimum payments under the capital lease obligations as of December 31, 2018 are as follows:

Years ending December 31,
2019	$114,852
2020	$114,852
2021	$114,852
2022	$114,852
2023	$22,216
Less interest	(61,066)
Less current portion	(90,167)

$330,391

Saddlebrook Resorts, Inc.

Notes to Financial Statements

December 31, 2018 and 2017

9.	Resort Revenues and Operating Costs of Resort

Resort revenues and operating costs of resort are comprised of the following:

	Years Ended 2018	December 31, 2017
Resort Revenues
Room revenue subject to rental pool agreement	$8,190,463	$8,594,792
Food and beverage	10,679,402	10,467,208
Resort facilities and other	10,665,867	11,080,484

	$29,535,732	$30,142,484

Operating Costs of Resort
Distribution to rental pool participants	$3,082,094	$3,221,949
Food and beverage	5,927,775	6,270,265
Resort facilities and other	15,390,132	15,637,869

	$24,400,001	$25,130,083

Saddlebrook Resorts, Inc.

Notes to Financial Statements

December 31, 2018 and 2017

10.	Related Party Transactions

Amounts due from related parties as of December 31 are comprised of the following:

	2018	2017
Saddlebrook Resort Condominium Association, Inc.	$123,324	$159,185
Saddlebrook International Sports, LLC	569,224	402,456
Dempsey Resort Management, Inc.	4,608	4,608
Saddlebrook Properties LLC	5,463	5,325
Saddlebrook Realty, Inc.	1,235,382	1,059,096
Saddlebrook Investments, Inc.	19,508	19,508
Other	8,947	3,951

	$1,966,456	$1,654,129

Amounts due to related parties as of December 31 are comprised of the following:

	2018	2017
Saddlebrook Holdings, Inc.	$14,698,670	$11,897,345

	$14,698,670	$11,897,345

Saddlebrook Holdings, Inc. (“SHI”) the Company’s parent company advanced SRI in the amount of $2,801,325 and $1,008,211 during the year ended December 31, 2018 and 2017, respectively.

Saddlebrook International Tennis, Inc. (“SIT”), which is solely owned by SHI, owns a 70% interest in Saddlebrook International Sports, LLC (“SIS”) which operates a tennis training facility and preparatory school at the resort. SIS owns 10 condominium units at the Resort, of which 2 participate in the Rental Pool Operation. The Company received revenue from SIS for use of its facilities and services provided to SIS and its guests, which amounted to approximately $1,885,000 and $1,816,000 for the years ended December 31, 2018 and 2017 respectively. The Company had amounts due from SIS which amounted to $569,224 and $402,456 for the years ended December 31, 2018 and 2017 respectively.

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

Saddlebrook Resorts, Inc.

Notes to Financial Statements

December 31, 2018 and 2017

Dempsey and Daughters, Inc. hold certain tracts of real estate and own 33 individual condominium units at the Resort, 22 of which participate in the Rental Pool Operation. This company is solely owned by SHI.

The Company performs certain accounting and property management activities on behalf of the Saddlebrook Resort Condominium Association (the “Association”) and is reimbursed for expenses paid on behalf of the Association. Expenses paid on behalf of and services provided to the Association amounted to approximately $1,438,571 and $1,654,000 for each of the years ended December 31, 2018 and 2017, respectively.

Other related party receivables and payables consist of transactions with several other entities, along with receivables from employees for resort charges and travel advances.

11.	Commitments and Contingencies

The Company is involved in litigation in the ordinary course of business. In the opinion of management, these matters are adequately covered by insurance or indemnification from other third parties and/or the effect, if any, of these claims is not material to the reported financial condition or results of operations of the Company as of December 31, 2018.

The Company also leases equipment under operating leases. Some of the leases contain annual renewal options after the initial lease term. Lease expense amounted to approximately $77,500 and $77,100 for each of the years ended December 31, 2018 and 2017, respectively.

Future minimum lease payments under non-cancelable operating leases with initial lease terms in excess of one year are as follows:

2019	$79,716
2020	79,716
2021	75,656

$235,088

12.	Investment in Stock

In 1993, the Company invested in and formed a captive insurance company, Resort Hotel Insurance Company (“RHIC”), with other resorts participating in Resort Hotel Association (“RHA”), an insurance risk purchasing group. The Company retains an equity interest in and pays insurance premiums to RHIC. The Company’s ownership is approximately 20% and all amounts contributed as capital ($132,866 as of December 31, 2018) and the increase in equity cumulative to date ($513,951 as of December 31, 2018) are recorded as a component of prepaid expenses and other assets in the accompanying balance sheets. Any change in equity is reflected as a component

Saddlebrook Resorts, Inc.

Notes to Financial Statements

December 31, 2018 and 2017

of other income in the statements of operations. The Company’s investment approximates the proportionate net book value of the insurance company at December 31, 2018. The Company’s stock in RHIC is restricted and may not be sold in the open market. The Company may withdraw from RHA annually at the renewal date of any of its property or casualty policies.

Report of Independent Registered Certified Public Accounting Firm

Board of Directors of Saddlebrook

Resorts, Inc., as Operators under the Saddlebrook

Rental Pool and Agency Appointment Agreement

Wesley Chapel, FL

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Saddlebrook Rental Pool Operation (funds created for participants who have entered into a rental pool agreement as explained in Note 1) as of December 31, 2018 and, 2017, and the related statements of operations and changes in participants’ fund balance for years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of Saddlebrook Rental Pool Operation as of December 31, 2018 and 2017, and the results of its operations and changes in participants’ fund balance for years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Tampa, Florida

March 29, 2019

Saddlebrook Rental Pool Operation

Balance Sheets

December 31, 2018 and 2017

Distribution Fund
	2018	2017
Assets
Receivable from Saddlebrook Resorts, Inc.	$503,066	$637,290

Liabilities and Participants’ Fund Balance
Due to participants for rental pool distribution	$424,193	$522,179
Due to maintenance escrow fund	78,873	115,111

	$503,066	$637,290

Maintenance Escrow Fund
Assets
Cash in bank	$1,864,132	$244,558
Receivables
Distribution fund	78,873	115,111
Owner payments	—	1,503
Prepaid expenses and other assets	58,710	51,098
Due from Saddlebrook Resorts, Inc.	94,547	—
Furniture inventory	39,651	49,747

	$2,135,913	$462,017

Liabilities and Participants’ Fund Balance
Due to Saddlebrook Resorts, Inc.	$—	$127,625
Participants’ fund balance	2,135,913	334,392

	$2,135,913	$462,017

See notes to financial statements.

Saddlebrook Rental Pool Operation

Statements of Operations

December 31, 2018 and 2017

Distribution Fund
	2018	2017
Rental pool revenues	$8,190,463	$8,594,792

Deductions
Marketing fee	614,284	644,609
Management fee	1,023,808	1,074,349
Travel agent commissions	585,086	590,694
Bad debt expense	—	45,000
Credit card expense	246,519	251,976

	2,469,697	2,606,628

Net rental income	5,720,766	5,988,164
Operator share of net rental income	(2,574,345)	(2,694,673)
Other revenues (expenses)
Complimentary room revenues	34,546	35,214
Minor repairs and replacements	(98,873)	(106,756)

Amounts available for distribution to participants and maintenance escrow fund	$3,082,094	$3,221,949

See notes to financial statements.

Saddlebrook Rental Pool Operation

Statements of Changes in Participants’ Fund Balance

Years Ended December 31, 2018 and 2017

Distribution Fund
	2018	2017
Balances, beginning of year	$—	$—
Additions
Amounts available for distribution	3,082,094	3,221,949
Reductions
Amounts withheld for maintenance escrow fund	(507,749)	(527,275)
Amounts accrued or paid to participants	(2,574,345)	(2,694,674)

Balances, end of year	$—	$—

Maintenance Escrow Fund
Balances, beginning of year	$334,392	$371,247
Additions
Amount withheld from distribution fund	507,749	527,275
Unit owner payments	2,098,143	168,761
Interest earned	180	111
Reductions
Unit renovations	(400,280)	(102,377)
Refunds of excess amounts in escrow accounts	(7,148)	(30,436)
Maintenance charges	(260,329)	(376,205)
Linen expense	(136,794)	(223,984)

Balances, end of year	$2,135,913	$334,392

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