Form 10-Q
period 2019-03-31
SADDLEBROOK RESORTS INC
filed 2019-05-17
CIK 313151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “accelerated filer,” “large accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Registrant has 100,000 shares of common stock outstanding, all of which are held by an affiliate of the Registrant.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
NA	NA	NA

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SADDLEBROOK RESORTS, INC.

BALANCE SHEETS

	March 31, 2019 (Unaudited)	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$1,487,161	$745,240
Escrowed cash	1,611,643	1,880,231
Trade accounts receivable, net	3,560,069	1,319,156
Due from related parties	2,055,270	1,966,456
Inventory and supplies	1,034,281	1,053,645
Prepaid expenses and other assets	1,138,224	1,157,022

Total current assets	10,886,648	8,121,750
Property, buildings and equipment, net	16,188,030	16,566,016
Operating lease right-of-use assets	199,951	—

Total assets	$27,274,629	$24,687,766

Liabilities and Shareholder’s Equity
Current liabilities:
Current portion of long-term debt	$1,852,560	$352,560
Current portion of finance lease liabilities	91,640	90,167
Current portion of operating lease liabilities	70,776	—
Escrowed deposits	1,611,643	1,880,231
Accounts payable	1,051,369	673,135
Accrued rental distribution	1,429,593	503,066
Accrued expenses and other liabilities	871,561	1,157,553
Current portion of deferred income	790,378	729,485
Guest deposits	764,382	2,566,150
Due to related parties	14,430,586	14,698,670

Total current liabilities	22,964,488	22,651,017
Long-term debt, net of deferred issuance costs of $22,716 and $29,354 at March 31, 2019 and December 31, 2018, respectively	5,353,891	5,435,394
Long-term finance lease liabilities	306,919	330,391
Long-term operating lease liabilities	129,175	—
Deferred income	581,952	549,109

Total liabilities	29,336,425	28,965,911

Shareholder’s deficit:
Common stock, $1.00 par value, 100,000 shares authorized and outstanding	100,000	100,000
Additional paid-in capital	1,013,127	1,013,127
Accumulated deficit	(3,174,923)	(5,391,272)

Total shareholder’s deficit	(2,061,796)	(4,278,145)

Total liabilities and shareholder’s deficit	$27,274,629	$24,687,766

The accompanying Notes to Financial Statements are

an integral part of these financial statements

SADDLEBROOK RESORTS, INC.

STATEMENTS OF OPERATIONS

AND ACCUMULATED DEFICIT

(Unaudited)

	Three months ended March 31,
	2019	2018
Resort revenues	$12,116,004	$12,797,685

Costs and expenses:
Operating costs	8,028,358	8,457,726
Sales and marketing	531,897	570,116
General and administrative	715,620	719,800
Depreciation	518,248	509,782

Total costs and expenses	9,794,123	10,257,424

Net operating income before other (income) and expense	2,321,881	2,540,261

Other (income) and expense:
Other income	(5,091)	(121,293)
Interest expense	110,623	105,479

Total other expense (income)	105,532	(15,814)

Net income	2,216,349	2,556,075
Accumulated deficit at beginning of period	(5,391,272)	(2,745,946)

Accumulated deficit at end of period	$(3,174,923)	$(189,871)

The accompanying Notes to Financial Statements are

an integral part of these financial statements

SADDLEBROOK RESORTS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
	2019	2018
Operating activities:
Net income	$2,216,349	$2,556,075
Non-cash items included in net income:
Depreciation	518,248	509,782
Amortization of debt financing costs	6,638	6,587
Amortization of operating lease right-of-use assets	17,144	—
Gain on the sale of assets	—	(60,666)
Interest paid on finance leases	(6,715)	—
(Increase) decrease in:
Trade accounts receivable	(2,240,913)	(2,339,783)
Inventory and supplies	19,364	(31,284)
Prepaid expenses and other assets	18,798	(160,230)
Increase (decrease) in:
Escrowed deposits	(268,588)	—
Accounts payable	378,234	321,856
Guest deposits	(1,801,768)	(1,207,275)
Accrued rental distribution	926,527	985,398
Accrued expenses and other liabilities	(285,992)	(332,998)
Deferred income	93,736	32,252
Operating lease liabilities	(17,144)	—

Cash flows from operating activities	(426,082)	279,714

Investing activities:
Capital expenditures	(140,262)	(77,672)

Cash flows from investing activities	(140,262)	(77,672)

Financing activities:
Payments on long-term debt	(88,141)	(89,505)
Proceeds from line of credit	1,500,000	—
Payments on finance lease liabilities	(15,284)	(19,249)
Net (payments to) borrowings from related parties	(356,898)	(531,508)

Cash flows from financing activities	1,039,677	(640,262)

Net increase (decrease) in cash, cash equivalents and escrowed cash	473,333	(438,220)
Cash, cash equivalents and escrowed at beginning of period	2,625,471	698,033

Cash, cash equivalents and escrowed cash at end of period	$3,098,804	$259,813

Supplemental disclosure of cash flow information:
Cash paid for interest	$103,985	$98,892

On January 1, 2019, the Company adopted the provisions of Topic 842 within the Accounting Standards Codification, which resulted in the establishment of operating lease right-of-use assets and an operating lease liability each in the aggregate amount of $217,095 (see Notes 1 and 4).

The accompanying Notes to Financial Statements are

an integral part of these financial statements.

SADDLEBROOK RESORTS, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

Saddlebrook Resorts, Inc. (the “Company”) developed and operates Saddlebrook Resort, which is a condominium hotel and resort located in Wesley Chapel, Florida.

The Company’s accompanying balance sheet for March 31, 2019, and its statements of operations and accumulated earnings and cash flows for the three month periods ended March 31, 2019 and 2018, are unaudited but reflect all adjustments which are, in the opinion of management, necessary for the fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. The balance sheet at December 31, 2018 has been derived from the audited financial statements as of that date.

The Company’s business is seasonal. Therefore, the results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for future interim periods or the full fiscal year.

These financial statements and related notes are presented for interim periods in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X, and, consequently, do not include all disclosures normally required by accounting principles generally accepted in the United States. Accordingly, these financial statements and related notes should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Recently Adopted Accounting Standard

Effective January 1, 2019, the Company adopted the provisions of Accounting Standards Update (“ASU”) 2016-02, “Leases,” which created a new Topic 842 within the Accounting Standards Codification. Topic 842 established the core principle that a lessee should recognize the assets, representing rights-of-use, and liabilities to make lease payments, that arise from leases.

The Company adopted the standard using an optional transition method allowed with the issuance of ASU 2018-11, “Leases - Targeted Improvements (Topic 842),” in July 2018. ASU 2018-11 provides entities the option to not provide comparative period financial statements and instead apply the transition requirements as of the effective date of the new standard. Pursuant to additional guidance under Topic 842, the Company also elected the optional package of practical expedients, which allowed the Company to not reassess: (i) whether expired or existing contracts contain leases; (ii) lease classification for any expired or existing leases; and (iii) initial direct costs for any existing leases. As a result, the consolidated balance sheet prior to January 1, 2019 was not restated, continues to be reported under ASC 840, “Leases”, which did not require the recognition of operating lease liabilities on the consolidated balance sheet, and is not comparative. Under Topic 842, all leases are required to be recorded on the balance sheet and are classified as either operating leases or finance leases, which is determined at the inception of the lease. The Company also elected under the package of practical expedients, to combine lease and non-lease components.

Under the new standard, the Company’s lease liability is based on the present value of such payments and the related right-of-use asset will generally be based on the lease liability.

See Note 4 for additional information regarding operating leases.

Note 2.    Revenue

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

Contract Balances

Timing differences among revenue recognition may result in contract assets or liabilities. Contract liabilities totaled $2,384,000 and $3,845,000 as of March 31, 2019 and December 31, 2018, respectively.

Our net trade accounts receivables were approximately $3,560,000 and $1,319,000 as of March 31, 2019 and December 31, 2018, respectively. Trade accounts receivable are stated in the amount management expects to collect from outstanding balances. Management provides for probable uncollectible amounts through a charge to earnings and a credit to the allowance of doubtful accounts based on its assessment of the current status of individual accounts. Balances still outstanding after management has used reasonable collection efforts are written off through a charge to the allowance of doubtful accounts and a credit to trade accounts receivable. Changes in the allowance for doubtful accounts have not been material to the consolidated financial statements.

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

Note 3. Trade Accounts Receivable

	March 31, 2019 (Unaudited)	December 31, 2018
Trade accounts receivable	$3,580,835	$1,338,966
Less reserve for bad debts	(20,766)	(19,810)

	$3,560,069	$1,319,156

Note 4. Operating Leases

The Company leases certain equipment under non-cancellable operating leases, which begin to expire in 2021. The leases are classified as operating leases in conformity with the provisions of Topic 842. Accordingly, the Company recorded a right-of-use asset and related operating lease liability totaling approximately $217,000 upon adoption of Topic 842 as of January 1, 2019. Aggregated information regarding the leases as of and for the three months ended March 31, 2019 is as follows:

Lease costs (included in operating costs)	$19,926
Incremental borrowing rate	5.32%

Note 5. Property, Buildings and Equipment

	March 31, 2019 (Unaudited)	December 31, 2018
Land and land improvements	$8,830,867	$8,830,867
Buildings and recreational facilities	32,050,404	32,055,525
Machinery and equipment	21,669,099	21,592,565
Construction in progress	187,571	118,722

	62,737,941	62,597,679
Less accumulated depreciation	(46,549,911)	(46,031,663)

	$16,188,030	$16,566,016

The Company’s property, buildings and equipment are pledged as security for its debt (see Note 6).

Note 6. Notes Payable and Finance Lease Liabilities

On December 6, 2015 the Company’s financing agreement with a third party lender was modified to include renewal for the existing principal balance of $4,875,000, along with an advance of an additional $2,000,000. The new term note expires December 6, 2020. At March 31, 2019, $5,729,167 was outstanding under the note. The term note requires monthly principal payments of $29,380 plus interest of 3% over the one month Libor index (5.48% at March 31, 2019). The term note is collateralized by all current and subsequently acquired real and personal property. The term note requires the Company to maintain a Debt Service Ratio, as defined, of 1.25%. The Company was in default of this covenant as of December 31, 2018; however, the Company received a waiver for this default from its lender. The debt service covenant will be re-measured at December 31, 2019.    Management believes, based on its expectations, that the Company will be in compliance with the debt service covenant at that date; however, there can be no assurances that it will be in compliance. Should the Company not be in compliance at December 31, 2019, it will seek a waiver or modification of the covenant. In addition, under the terms of the loan agreement, the Company has certain remedies available to it by which it can cure the default, and it is management’s intent to do so if necessary.

On April 24, 2017, the Company entered in to a revolving line of credit agreement with the same third party lender with maximum borrowings of $1,500,000 to be used as working capital as needed. The agreement is cross collateralized with the existing term note under the same terms and conditions. Amounts borrowed under the revolving line of credit will bear interest at 3% over the one month LIBOR index. (5.48% at March 31, 2019). The line of credit will terminate on December 6, 2020. As of March 31, 2019, the Company had $1,500,000 in outstanding borrowings on this agreement.

On March 1, 2018, the Company entered into a finance lease liability for equipment in the amount of $332,206. The assets associated with this lease cost $461,506, of which $129,300 was reduced through the Company’s trade-in of existing equipment. This finance lease is secured by the equipment purchased, matures in February 2023 and requires monthly payments of $6,500, including interest at 6.5%. At March 31, 2019, the amount due on this finance lease liability was $269,074.

On April 1, 2018, the Company entered into a finance lease liability for equipment in the amount of $156,942. The assets associated with this lease cost $178,942, of which $22,000 was reduced through the Company’s trade-in of existing equipment. This finance lease is secured by the equipment purchased, matures in March 2023 and requires monthly payments of $3,071, including interest at 6.5%. At March 31, 2019, the amount due on this finance lease liability was $129,485.

Note 7. Related Party Receivables and Payables

Related party receivables and payables at March 31, 2019 and December 31, 2018 are the result of net intercompany transactions and cash transfers between the Company and its shareholder and affiliated companies. Related party receivables and payables are unsecured and non-interest bearing.

Note 8. Income Taxes

The Company is currently a member of a Qualified Subchapter S Subsidiary Group. Accordingly, no income tax expense was reflected in the Company’s operating results as the tax is assessed to the shareholders of the Company’s parent company.

SADDLEBROOK RENTAL POOL OPERATION

BALANCE SHEETS

DISTRIBUTION FUND

	March 31, 2019 (Unaudited)	December 31, 2018
Assets
Receivable from Saddlebrook Resorts, Inc.	$1,429,593	$503,066

Liabilities and Participants’ Fund Balance
Due to participants for rental pool distribution	$1,183,676	$424,193
Due to maintenance escrow fund	245,917	78,873

	$1,429,593	$503,066

MAINTENANCE ESCROW FUND

	March 31, 2019 (Unaudited)	December 31, 2018
Assets
Cash and cash equivalents	$1,597,544	$1,864,132
Receivables:
Distribution fund	245,917	78,873
From owners	14,329	—
Prepaid expenses and other assets	140,745	58,710
Due from Saddlebrook Resorts, Inc.	—	94,547
Linen Inventory	73,474	—
Furniture Inventory	39,651	39,651

	$2,111,660	$2,135,913

Liabilities and Participants’ Fund Balance
Due to Saddlebrook Resorts, Inc.	$210,911	$—
Participants’ fund balance	1,900,749	2,135,913

	$2,111,660	$2,135,913

SADDLEBROOK RENTAL POOL OPERATION

STATEMENTS OF OPERATIONS

(Unaudited)

DISTRIBUTION FUND

	Three months ended
	March 31,
	2019	2018
Rental pool revenue	$3,617,250	$4,017,818

Deductions:
Marketing fee	271,294	301,336
Management fee	452,156	502,227
Travel agent commissions	176,921	150,386
Credit card expense	86,488	93,261
Bad debt expense	—	—

	986,859	1,047,210

Net rental income	2,630,391	2,970,608
Less operator share of net rental income	(1,183,676)	(1,336,774)
Other revenues (expenses):
Complimentary room revenues	12,853	11,645
Minor repairs and replacements	(29,975)	(22,791)

Amount available for distribution	$1,429,593	$1,622,688

SADDLEBROOK RENTAL POOL OPERATION

STATEMENTS OF CHANGES IN PARTICIPANTS’ FUND BALANCES

(Unaudited)

DISTRIBUTION FUND

	Three months ended March 31,
	2019	2018
Balance at beginning of period	$—	$—
Additions:
Amount available for distribution	1,429,593	1,622,688
Reductions:
Amount withheld for maintenance escrow fund	(245,917)	(285,915)
Amount accrued or paid to participants	(1,183,676)	(1,336,773)

Balance at end of period	$—	$—

MAINTENANCE ESCROW FUND
	Three months ended March 31,
	2019	2018
Balance at beginning of period	$2,135,913	334,392
Additions:
Amount withheld from distribution fund	245,917	285,915
Unit owner payments	88,966	29,341
Interest earned	123	6
Reductions:
Maintenance charges	(75,612)	(60,168)
Linen replacement	(47,969)	(49,435)
Refunds	(212,975)	(8,170)
Major unit upgrades	(233,614)	(17,898)

Balance at end of period	$1,900,749	$513,983

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

Results of Operations

First quarter 2019 compared to first quarter 2018

The Company’s total revenues decreased $682,000, or about 5%, for the three months ended March 31, 2019 compared to the same period in the prior year. Total revenues for the Rental Pool decreased $401,000, or 10%.

Total costs and expenses decreased $463,000, or about 5%. Total costs and expenses for the Rental Pool Operation decreased $60,000, or about 6%.

The Company’s net income for the quarter decreased in the amount of $340,000 compared to the same period in the prior year. Amounts available for distribution for the Rental Pool Operation decreased $193,000 from the comparable period last year.

Impact of Current Economic Conditions

The Company experienced a minor decrease in revenue for the period ending March 31, 2019 compared to the previous year.

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

Liquidity and Capital Resources

Net income for the 3 months ended March 31, 2019 was $2,216,350. Excluding non-cash expenses such as Depreciation and Amortization of $524,886 the company’s actual operating cash was $2,741,236.

Future operating costs and planned expenditures for minor capital additions and improvements are expected to be adequately funded by the Company and its affiliates’ current cash reserves and cash generated by the Resort’s operations.

On December 6, 2015 the Company’s financing agreement with a third party lender was modified to include renewal for the existing principal balance of $4,875,000, along with an advance of an additional $2,000,000. The new term note expires December 6, 2020. At March 31, 2019, $5,729,167 was outstanding under the note. The term note requires monthly principal payments of $29,380 plus interest of 3% over the one month Libor index (5.48% at March 31, 2019). The term note is collateralized by all current and subsequently acquired real and personal property. The term note requires the Company to maintain a Debt Service Ratio, as defined, of 1.25%. The Company was in default of this covenant as of December 31, 2018; however, the Company received a waiver for this default from its lender. The debt service covenant will be re-measured at December 31, 2019.    Management believes, based on its expectations, that the Company will be in compliance with the debt service covenant at that date; however, there can be no assurances that it will be in compliance. Should the Company not be in compliance at December 31, 2019, it will seek a waiver or modification of the covenant. In addition, under the terms of the loan agreement, the Company has certain remedies available to it by which it can cure the default, and it is management’s intent to do so if necessary.

On April 24, 2017, the Company entered in to a revolving line of credit agreement with the same third party lender with maximum borrowings of $1,500,000 to be used as working capital as needed. The agreement is cross collateralized with the existing term note under the same terms and conditions. Amounts borrowed under the revolving line of credit will bear interest at 3% over the one month LIBOR index. (5.48% at March 31, 2019). The line of credit will terminate on December 6, 2020. As of March 31, 2019, the Company had $1,500,000 in outstanding borrowings on this agreement.

The Company’s ultimate shareholder has the financial ability and intent to continue to fund operations through affiliated companies that are 100% owned by the Company’s ultimate shareholder to the extent required to support the Company’s operations. The Company has loans outstanding to the affiliated companies of approximately $14.4 million and $14.7 million as of March 31, 2019 and December 31, 2018, respectively. In addition to the shareholders’ financial ability, these affiliated Companies are expected to continue to generate positive cash flows during fiscal year 2019 should additional funding be required to support the Company’s operations.

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

Item 4. Controls and Procedures

The Company’s management, including the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures as of March 31, 2019, pursuant to Exchange Act Rule 15d-15. Based upon that evaluation, the Company’s Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2019 in timely alerting them to material information required to be included in the Company’s periodic SEC filings.

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

There were no changes in the Company’s internal controls over financial reporting during the three months ended March 31, 2019 that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

SADDLEBROOK RESORTS, INC.
(Registrant)

Date: May 17, 2019	/s/ Donald L. Allen
Donald L. Allen
Vice President and Treasurer
(Principal Financial and
Accounting Officer)