Form 10-Q
period 2019-06-30
SADDLEBROOK RESORTS INC
filed 2019-08-14
CIK 313151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☒    NO  ☒

Registrant has 100,000 shares of common stock outstanding, all of which are held by an affiliate of the Registrant.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SADDLEBROOK RESORTS, INC.

BALANCE SHEETS

	June 30, 2019 (Unaudited)	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$476,025	$745,240
Escrowed cash	1,584,302	1,880,231
Trade accounts receivable, net	2,141,011	1,319,156
Due from related parties	2,451,325	1,966,456
Inventory and supplies	1,038,980	1,053,645
Prepaid expenses and other assets	422,129	1,157,022

Total current assets	8,113,772	8,121,750
Property, buildings and equipment, net	15,805,095	16,566,016
Operating lease right-of-use assets	182,608	—

Total assets	$24,101,475	$24,687,766

Liabilities and Shareholder’s Equity
Current liabilities:
Current portion of long-term debt	$1,852,564	$352,560
Current portion of finance lease liabilities	93,138	90,167
Current portion of operating lease liabilities	71,723	—
Escrowed deposits	1,584,302	1,880,231
Accounts payable	693,676	673,135
Accrued rental distribution	579,340	503,066
Accrued expenses and other liabilities	920,142	1,157,553
Current portion of deferred income	788,739	729,485
Guest deposits	609,699	2,566,150
Due to related parties	13,805,671	14,698,670

Total current liabilities	20,998,994	22,651,017
Long-term debt, net of deferred issuance costs of $17,330 and $29,354 at June 30, 2019 and December 31, 2018, respectively	5,271,133	5,435,394
Long-term finance lease liabilities	310,089	330,391
Long-term operating lease liabilities	110,887	—
Deferred income	634,960	549,109

Total liabilities	27,326,063	28,965,911

Shareholder’s deficit:
Common stock, $1.00 par value, 100,000 shares authorized and outstanding	100,000	100,000
Additional paid-in capital	1,013,127	1,013,127
Accumulated deficit	(4,337,715)	(5,391,272)

Total shareholder’s deficit	(3,224,588)	(4,278,145)

Total liabilities and shareholder’s deficit	$24,101,475	$24,687,766

The accompanying Notes to Financial Statements are

an integral part of these financial statements

SADDLEBROOK RESORTS, INC.

STATEMENTS OF OPERATIONS

AND ACCUMULATED (DEFICIT) EARNINGS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Resort revenues	$6,319,161	$6,975,684	$18,435,166	$19,773,369

Costs and expenses:
Operating costs	5,588,788	5,822,368	13,617,156	14,280,094
Sales and marketing	545,620	617,627	1,077,517	1,187,743
General and administrative	723,769	726,276	1,439,384	1,446,076
Depreciation	516,164	529,700	1,034,407	1,039,482

Total costs and expenses	7,374,341	7,695,971	17,168,464	17,953,395

Net operating (loss) income before other income (expenses)	(1,055,180)	(720,287)	1,266,702	1,819,974

Other income (expenses)
Other income	4,848	5,765	9,938	127,058
Interest expense	(112,460)	(124,942)	(223,083)	(230,421)

Total other expenses, net	(107,612)	(119,177)	(213,145)	(103,363)
Net (loss) income	(1,162,792)	(839,464)	1,053,557	1,716,611
Accumulated deficit at beginning of period	(3,174,923)	(189,871)	(5,391,272)	(2,745,946)

Accumulated deficit at end of period	$(4,337,715)	$(1,029,335)	$(4,337,715)	$(1,029,335)

The accompanying notes are an integral part

of these financial statements

SADDLEBROOK RESORTS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
	2019	2018
Operating activities:
Net income	$1,053,557	$1,716,611
Non-cash items included in net income:
Depreciation	1,034,407	1,039,482
(Gain) loss on the disposal of assets	—	(85,159)
Amortization of debt financing costs	12,024	13,251
Amortization of operating lease right-of-use assets	34,488	—
Interest paid on finance leases	(5,365)	—
(Increase) decrease in:
Accounts receivable	(821,855)	(96,941)
Inventory and supplies	14,665	57,364
Prepaid expenses and other assets	734,893	(249,757)
Increase (decrease) in:
Escrowed deposits	(295,929)	—
Accounts payable	20,541	(49,067)
Accrued rental distribution	76,274	(78,415)
Guest deposits	(1,956,451)	(1,716,437)
Accrued expenses and other liabilities	(237,411)	(401,600)
Deferred income	145,104	94,970
Operating lease liabilities	(34,485)	—

Cash flows from operating activities	(225,543)	244,302

Investing activities:
Capital expenditures	(273,486)	(256,549)

Cash flows from investing activities	(273,486)	(256,549)

Financing activities:
Payments on long-term debt	(176,285)	(178,291)
Proceeds from line of credit	1,500,004	800,000
Payments on finance lease obligations	(11,966)	(55,090)
Net (payments to) borrowings from related parties	(1,377,868)	(772,238)

Cash flows from financing activities	(66,115)	(205,619)

Net decrease in cash, cash equivalents and escrowed cash	(565,144)	(217,866)
Cash, cash equivalents and escrowed cash at beginning of period	2,625,471	698,033

Cash, cash equivalents and escrowed cash at end of period	$2,060,327	$480,167

Supplemental disclosure of cash flow information:
Cash paid for interest	$211,059	$217,170

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

The Company’s accompanying balance sheet for June 30, 2019, and its statements of operations and accumulated earnings and cash flows for the six month periods ended June 30, 2019 and 2018, are unaudited but reflect all adjustments which are, in the opinion of management, necessary for the fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. The balance sheet at December 31, 2018 has been derived from the audited financial statements as of that date.

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

The Company adopted the standard using an optional transition method allowed with the issuance of ASU 2018-11, “Leases – Targeted Improvements (Topic 842),” in July 2018. ASU 2018-11 provides entities the option to not provide comparative period financial statements and instead apply the transition requirements as of the effective date of the new standard. Pursuant to additional guidance under Topic842, the Company also elected the optional package of practical expedients, which allowed the Company to not reassess: (i) whether expired or existing contracts contain leases; (ii) lease classification for any expired or existing leases; and (iii) initial direct costs for any existing leases. As a result, the consolidated balance sheet prior to January 1, 2019 was not restated, continues to be reported under ASC 840, “Leases”, which did not require the recognition of operating lease liabilities on the consolidated balance sheet, and is not comparative. Under Topic 842, all leases are required to be recorded on the balance sheet and are classified as either operating leases or finance leases, which is determined at the inception of the lease. The Company also elected under the package of practical expedients, to combine lease and non-lease components.

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

Contract Balances

Timing differences among revenue recognition may result in contract assets or liabilities. Contract liabilities totaled $2,033,398 and $3,845,000 as of June 30, 2019 and December 31, 2018, respectively.

Our net trade accounts receivables were approximately $2,141,000 and $1,319,000 as of June 30, 2019 and December 31, 2018, respectively. Trade accounts receivable are stated in the amount management expects to collect from outstanding balances. Management provides for probable uncollectible amounts through a charge to earnings and a credit to the allowance of doubtful accounts based on its assessment of the current status of individual accounts. Balances still outstanding after management has used reasonable collection efforts are written off through a charge to the allowance of doubtful accounts and a credit to trade accounts receivable. Changes in the allowance for doubtful accounts have not been material to the consolidated financial statements.

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

Note 3. Trade Accounts Receivable

	June 30, 2019 (Unaudited)	December 31, 2018
Trade accounts receivable	$2,161,897	$1,338,966
Less reserve for bad debts	(20,886)	(19,810)

	$2,141,011	$1,319,156

Note 4. Operating Leases

The Company leases certain equipment under non-cancellable operating leases, which begin to expire in 2021. The leases are classified as operating leases in conformity with the provisions of Topic 842. Accordingly, the Company recorded a right-of-use asset and related operating lease liability totaling approximately $217,000 upon adoption of Topic 842 as of January 1, 2019. Aggregated information regarding the leases as of and for the six months ended June 30, 2019 is as follows:

Lease costs (included in operating costs)	$19,926
Incremental borrowing rate	5.32%

Note 5. Property, Buildings and Equipment

	June 30, 2019 (Unaudited)	December 31, 2018
Land and land improvements	$8,830,867	$8,830,867
Buildings and recreational facilities	32,080,687	32,055,525
Machinery and equipment	21,736,306	21,592,565
Construction in progress	223,305	118,722

	62,871,165	62,597,679
Less accumulated depreciation	(47,066,070)	(46,031,663)

	$15,805,095	$16,566,016

The Company’s property, buildings and equipment are pledged as security for its debt (see Note 6).

Note 6. Notes Payable and Finance Lease Liabilities

On December 6, 2015 the Company’s financing agreement with a third party lender was modified to include renewal for the existing principal balance of $4,875,000, along with an advance of an additional $2,000,000. The new term note expires December 6, 2020. At June 30, 2019, $5,641,026 was outstanding under the note. The term note requires monthly principal payments of $29,380 plus interest of 3% over the one month Libor index (5.43% at June 30, 2019). The term note is collateralized by all current and subsequently acquired real and personal property. The term note requires the Company to maintain a Debt Service Ratio, as defined, of 1.25%. The Company was in default of this covenant as of December 31, 2018; however, the Company received a waiver for this default from its lender. The debt service covenant will be re-measured at December 31, 2019. Management believes, based on its expectations, that the Company will be in compliance with the debt service covenant at that date; however, there can be no assurances that it will be in compliance. Should the Company not be in compliance at December 31, 2019, it will seek a waiver or modification of the covenant. In addition, under the terms of the loan agreement, the Company has certain remedies available to it by which it can cure the default, and it is management’s intent to do so if necessary.

On April 24, 2017, the Company entered in to a revolving line of credit agreement with the same third party lender with maximum borrowings of $1,500,000 to be used as working capital as needed. The agreement is cross collateralized with the existing term note under the same terms and conditions. Amounts borrowed under the revolving line of credit will bear interest at 3% over the one month LIBOR index. (5.43% at June 30, 2019). The line of credit will terminate on December 6, 2020. As of June 30, 2019, the Company had $1,500,000 in outstanding borrowings on this agreement.

On March 1, 2018, the Company entered into a finance lease liability for equipment in the amount of $332,206. The assets associated with this lease cost $461,506, of which $129,300 was reduced through the Company’s trade-in of existing equipment. This finance lease is secured by the equipment purchased, matures in February 2023 and requires monthly payments of $6,500, including interest at 6.5%. At June 30, 2019, the amount due on this finance lease liability was $253,864.

On April 1, 2018, the Company entered into a finance lease liability for equipment in the amount of $156,942. The assets associated with this lease cost $178,942, of which $22,000 was reduced through the Company’s trade-in of existing equipment. This finance lease is secured by the equipment purchased, matures in March 2023 and requires monthly payments of $3,071, including interest at 6.5%. At June 30, 2019, the amount due on this finance lease liability was $122,339.

Note 6. Related Party Receivables and Payables

Related party receivables and payables at June 30, 2019 and December 31, 2018 are the result of net intercompany transactions and cash transfers between the Company and its shareholder and affiliated companies. Related party receivables and payables are unsecured and non-interest bearing.

Note 7. Income Taxes

The Company is currently a member of a Qualified Subchapter S Subsidiary Group. Accordingly, no income tax expense was reflected in the Company’s operating results as the tax is assessed to the shareholders of the Company’s parent company.

SADDLEBROOK RENTAL POOL OPERATION

BALANCE SHEETS

DISTRIBUTION FUND

	June 30, 2019 (Unaudited)	December 31, 2018
Assets
Receivable from Saddlebrook Resorts, Inc.	$579,340	$503,066

Liabilities and Participants’ Fund Balance
Due to participants for rental pool distribution	$481,310	$424,193
Due to maintenance escrow fund	98,030	78,873

	$579,340	$503,066

MAINTENANCE ESCROW FUND

	June 30, 2019 (Unaudited)	December 31, 2018
Assets
Cash and cash equivalents	$1,570,203	$1,864,132
Receivables:
Distribution fund	98,030	78,873
From owners	7,062	—
Prepaid expenses and other assets	14,650	58,710
Due from Saddlebrook Resorts, Inc.	—	94,547
Linen Inventory	43,964	—
Furniture Inventory	39,651	39,651

	$1,773,560	$2,135,913

Liabilities and Participants’ Fund Balance
Saddlebrook Resorts, Inc.	$72,769	$—
Participants’ fund balance	1,700,791	2,135,913

	$1,773,560	$2,135,913

SADDLEBROOK RENTAL POOL OPERATION

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Rental pool revenues	$1,653,930	$1,878,857	$5,271,180	$5,896,675

Deductions:
Marketing fee	124,045	140,914	395,339	442,250
Management fee	206,741	234,857	658,897	737,084
Travel agent commissions	206,967	202,361	383,888	352,747
Credit card expense	46,599	77,212	133,087	170,473

	584,352	655,344	1,571,211	1,702,554

Net rental income	1,069,578	1,223,513	3,699,969	4,194,121
Less operator share of net rental income	(481,310)	(550,581)	(1,664,986)	(1,887,355)
Other revenues (expenses):
Complimentary room revenues	9,021	8,273	21,874	19,918
Minor repairs and replacements	(17,949)	(24,348)	(47,923)	(47,139)

Amount available for distribution	$579,340	$656,857	$2,008,934	$2,279,545

The accompanying notes are an integral part

of these financial statements

SADDLEBROOK RENTAL POOL OPERATION

STATEMENTS OF CHANGES IN PARTICIPANTS’ FUND BALANCES

(Unaudited)

DISTRIBUTION FUND

	Six months ended June 30,
	2019	2018
Balance at beginning of period	$—	$—
Additions:
Amount available for distribution	2,008,934	2,279,545
Reductions:
Amount withheld for maintenance escrow fund	(343,947)	(392,191)
Amount accrued or paid to participants	(1,664,987)	(1,887,355)

Balance at end of period	$—	$—

MAINTENANCE ESCROW FUND

	Six months ended June 30,
	2019	2018
Balance at beginning of period	$2,135,913	334,392
Additions:
Amount withheld from distribution fund	343,947	392,191
Unit owner payments	142,226	46,224
Interest earned	7,162	13
Reductions:
Escrow account refunds	(306,483)	(10,731)
Maintenance charges	(121,096)	(145,359)
Unit renovations	(423,399)	(49,136)
Linen replacement	(77,479)	(91,482)

Balance at end of period	$1,700,791	$476,112

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

Results of Operations

Three months ended June 30, 2019 compared to three months ended June 30, 2018

The Company’s total revenues decreased approximately $657,000, or about 9%, for the three months ended June 30, 2019 compared to the same period in the prior year. Total revenues for the Rental Pool decreased about $225,000, or about 12%.

Total costs and expenses decreased approximately $322,000, or about 4%, for the Company, and appoximately $71,000, or about 11%, for the Rental Pool Operation.

The Company experienced a net loss for the quarter in the amount of approximately $1,163,000, compared to the net loss of the prior comparable quarter of approximately $839,000. Amounts available for distribution for the Rental Pool Operation decreased approximately $78,000 from the comparable period last year.

Six months ended June 30, 2019 compared to six months ended June 30, 2018

The Company’s total revenues decreased approximately $1,338,000, about 7%, for the six months ended June 30, 2019 compared to the same period in the prior year. The total revenues for the Rental Pool decreased approximately $625,000, about 11%.

Total costs and expenses for the Company decreased approximately $785,000 or about 4%. Total costs and expenses for the Rental Pool Operation decreased by about $131,000, about 8%.

The Company’s net income for the period decreased approximately $663,000 compared to the same period in the prior year. Amounts available for distribution for the Rental Pool Operation decreased approximately $271,000 over the same period in the prior year.

Impact of Current Economic Conditions

The Company experienced a minor decrease in revenue for the period ending June 30, 2019 compared to the previous year.

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

Liquidity and Capital Resources

Net loss for the 6 months ended June 30, 2019 was $1,053,558. Excluding non-cash expenses such as Depreciation and Amortization of $1,080,918 the company’s actual operating cash was $2,134,476.

Future operating costs and planned expenditures for minor capital additions and improvements are expected to be adequately funded by the Company and its affiliates’ current cash reserves and cash generated by the Resort’s operations.

On December 6, 2015 the Company’s financing agreement with a third party lender was modified to include renewal for the existing principal balance of $4,875,000, along with an advance of an additional $2,000,000. The new term note expires December 6, 2020. At June 30, 2019, $5,641,026 was outstanding under the note. The term note requires monthly principal payments of $29,380 plus interest of 3% over the one month Libor index (5.43% at June 30, 2019). The term note is collateralized by all current and subsequently acquired real and personal property. The term note requires the Company to maintain a Debt Service Ratio, as defined, of 1.25%. The Company was in default of this covenant as of December 31, 2018; however, the Company received a waiver for this default from its lender. The debt service covenant will be re-measured at December 31, 2019. Management believes, based on its expectations, that the Company will be in compliance with the debt service covenant at that date; however, there can be no assurances that it will be in compliance. Should the Company not be in compliance at December 31, 2019, it will seek a waiver or modification of the covenant. In addition, under the terms of the loan agreement, the Company has certain remedies available to it by which it can cure the default, and it is management’s intent to do so if necessary.

On April 24, 2017, the Company entered in to a revolving line of credit agreement with the same third party lender with maximum borrowings of $1,500,000 to be used as working capital as needed. The agreement is cross collateralized with the existing term note under the same terms and conditions. Amounts borrowed under the revolving line of credit will bear interest at 3% over the one month LIBOR index. (5.43% at June 30, 2019). The line of credit will terminate on December 6, 2020. As of June 30, 2019, the Company had $1,500,000 in outstanding borrowings on this agreement.

The Company’s ultimate shareholder has the financial ability and intent to continue to fund operations through affiliated companies that are 100% owned by the Company’s ultimate shareholder to the extent required to support the Company’s operations. The Company has loans outstanding to the affiliated companies of approximately $13.8 million and $14.7 million as of June 30, 2019 and December 31, 2018, respectively. In addition to the shareholders’ financial ability, these affiliated Companies are expected to continue to generate positive cash flows during fiscal year 2019 should additional funding be required to support the Company’s operations.

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

There were no changes in the Company’s internal controls over financial reporting during the three months ended June 30, 2019 that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

SADDLEBROOK RESORTS, INC.
(Registrant)

Date: August 14, 2019	/s/ Donald L. Allen
Donald L. Allen
Vice President and Treasurer
(Principal Financial and
Accounting Officer)