Form 10-Q
period 2019-09-30
SADDLEBROOK RESORTS INC
filed 2019-11-14
CIK 313151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SADDLEBROOK RESORTS, INC.

BALANCE SHEETS

	September 30, 2019 (Unaudited)	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$666,391	$745,240
Escrowed cash	1,243,200	1,880,231
Trade accounts receivable, net	1,051,228	1,319,156
Due from related parties	2,506,064	1,966,456
Inventory and supplies	1,026,015	1,053,645
Prepaid expenses and other assets	363,254	1,157,022

Total current assets	6,856,152	8,121,750
Property, buildings and equipment, net	15,423,437	16,566,016
Operating lease right-of-use assets	165,033	—

Total assets	$22,444,622	$24,687,766

Liabilities and Shareholder’s Equity
Current liabilities:
Current portion of long-term debt	$1,852,560	$352,560
Current portion of finance lease liabilities	94,659	90,167
Current portion of operating lease liabilities	72,680	—
Escrowed deposits	1,243,200	1,880,231
Accounts payable	541,732	673,135
Accrued rental distribution	201,451	503,066
Accrued expenses and other liabilities	836,865	1,157,553
Current portion of deferred income	700,138	729,485
Guest deposits	892,778	2,566,150
Due to related parties	15,402,641	14,698,670

Total current liabilities	21,838,704	22,651,017
Long-term debt, net of deferred issuance costs of $14,448 and $29,354 at September 30, 2019 and December 31, 2018, respectively	5,185,876	5,435,394
Long-term finance lease liabilities	284,372	330,391
Long-term operating lease liabilities	92,353	—
Deferred income	636,555	549,109

Total liabilities	28,037,860	28,965,911

Shareholder’s deficit:
Common stock, $1.00 par value, 100,000 shares authorized and outstanding	100,000	100,000
Additional paid-in capital	1,013,127	1,013,127
Accumulated deficit	(6,706,365)	(5,391,272)

Total shareholder’s deficit	(5,593,238)	(4,278,145)

Total liabilities and shareholder’s deficit	$22,444,622	$24,687,766

The accompanying Notes to Financial Statements are

an integral part of these financial statements

SADDLEBROOK RESORTS, INC.

STATEMENTS OF OPERATIONS

AND ACCUMULATED (DEFICIT) EARNINGS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Revenues	$3,491,740	$4,276,010	$21,926,906	$24,049,379

Costs and expenses:
Operating costs	4,172,651	4,754,553	17,789,807	19,034,647
Sales and marketing	390,470	560,583	1,467,987	1,748,326
General and administrative	683,174	743,988	2,122,558	2,190,064
Depreciation	512,646	533,527	1,547,053	1,573,009

Total costs and expenses	5,758,941	6,592,651	22,927,405	24,546,046

Net operating loss before other income (expenses)	(2,267,201)	(2,316,641)	(1,000,499)	(496,667)

Other income (expenses)
Other income	4,148	4,332	14,086	131,390
Interest expense	(105,597)	(139,094)	(328,680)	(369,515)

Total other expenses, net	(101,449)	(134,762)	(314,594)	(238,125)
Net loss	(2,368,650)	(2,451,403)	(1,315,093)	(734,792)
Accumulated (deficit) earnings at beginning of period	(4,337,715)	(1,029,335)	(5,391,272)	(2,745,946)

Accumulated deficit at end of period	$(6,706,365)	$(3,480,738)	$(6,706,365)	$(3,480,738)

The accompanying notes are an integral part

of these financial statements

SADDLEBROOK RESORTS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,
	2019	2018
Operating activities:
Net loss	$(1,315,093)	$(734,792)
Non-cash items included in net loss:
Depreciation	1,547,053	1,573,009
Gain on the disposal of assets	—	(85,066)
Amortization of debt financing costs	14,906	19,916
Amortization of operating lease right-of-use assets	52,062	—
Interest paid on finance leases	(19,062)	—
Decrease (increase) in:
Accounts receivable	267,928	313,118
Inventory and supplies	27,630	72,295
Prepaid expenses and other assets	793,768	(246,861)
(Decrease) increase in:
Escrowed deposits	(637,031)	(279,898)
Accounts payable	(131,403)	(80,021)
Accrued rental distribution	(301,615)	(337,807)
Guest deposits	(1,673,372)	(1,529,950)
Accrued expenses and other liabilities	(320,688)	(451,067)
Deferred income	(58,099)	215,255
Operating lease liabilities	(52,062)	—

Cash flows from operating activities	(1,688,880)	(992,073)

Investing activities:
Capital expenditures	(404,474)	(448,550)

Cash flows from investing activities	(404,474)	(448,550)

Financing activities:
Payments on long-term debt	(264,424)	(266,433)
Proceeds from line of credit	1,500,000	800,000
Payments on finance lease obligations	(22,465)	(91,618)
Net proceeds from related parties	164,363	406,106

Cash flows from financing activities	1,377,474	850,064

Net decrease in cash, cash equivalents and escrowed cash	(715,880)	(592,568)
Cash, cash equivalents and escrowed cash at beginning of period	2,625,471	698,033

Cash, cash equivalents and escrowed cash at end of period	$1,909,591	$105,465

Supplemental disclosure of cash flow information:
Cash paid for interest	$313,774	$349,599

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

The Company’s accompanying balance sheet for September 30, 2019, and its statements of operations and accumulated earnings and cash flows for the nine month periods ended September 30, 2019 and 2018, are unaudited but reflect all adjustments which are, in the opinion of management, necessary for the fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. The balance sheet at December 31, 2018 has been derived from the audited financial statements as of that date.

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

Contract Balances

Timing differences among revenue recognition may result in contract assets or liabilities. Contract liabilities totaled approximately $2,229,000 and $3,845,000 as of September 30, 2019 and December 31, 2018, respectively.

Our net trade accounts receivables were approximately $1,051,000 and $1,319,000 as of September 30, 2019 and December 31, 2018, respectively. Trade accounts receivable are stated in the amount management expects to collect from outstanding balances. Management provides for probable uncollectible amounts through a charge to earnings and a credit to the allowance of doubtful accounts based on its assessment of the current status of individual accounts. Balances still outstanding after management has used reasonable collection efforts are written off through a charge to the allowance of doubtful accounts and a credit to trade accounts receivable. Changes in the allowance for doubtful accounts have not been material to the consolidated financial statements.

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

Note 3. Trade Accounts Receivable

	September 30, 2019 (Unaudited)	December 31, 2018
Trade accounts receivable	$1,071,708	$1,338,966
Less reserve for bad debts	(20,480)	(19,810)

	$1,051,228	$1,319,156

Note 4. Operating Leases

The Company leases certain equipment under non-cancellable operating leases, which begin to expire in 2021. The leases are classified as operating leases in conformity with the provisions of Topic 842. Accordingly, the Company recorded a right-of-use asset and related operating lease liability totaling approximately $217,000 upon adoption of Topic 842 as of January 1, 2019. Aggregated information regarding the leases as of and for the nine months ended September 30, 2019 is as follows:

Lease costs (included in operating costs)	$59,778
Incremental borrowing rate	5.32%

Note 5. Property, Buildings and Equipment

	September 30, 2019 (Unaudited)	December 31, 2018
Land and land improvements	$8,830,867	$8,830,867
Buildings and recreational facilities	32,093,232	32,055,525
Machinery and equipment	21,807,435	21,592,565
Construction in progress	270,619	118,722

	63,002,153	62,597,679
Less accumulated depreciation	(47,578,716)	(46,031,663)

	$15,423,437	$16,566,016

The Company’s property, buildings and equipment are pledged as security for its debt (see Note 6).

Note 6. Notes Payable and Finance Lease Liabilities

On December 6, 2015 the Company’s financing agreement with a third party lender was modified to include renewal for the existing principal balance of $4,875,000, along with an advance of an additional $2,000,000. The new term note expires December 6, 2020. At September 30, 2019, $5,552,885 was outstanding under the note. The term note requires monthly principal payments of $29,380 plus interest of 3% over the one month Libor index (5.04% at September 30, 2019). The term note is collateralized by all current and subsequently acquired real and personal property. The term note requires the Company to maintain a Debt Service Ratio, as defined, of 1.25%. The Company was in default of this covenant as of December 31, 2018; however, the Company received a waiver for this default from its lender. The debt service covenant will be re-measured at December 31, 2019. Management believes, based on its expectations, that the Company will be in compliance with the debt service covenant at that date; however, there can be no assurances that it will be in compliance. Should the Company not be in compliance at December 31, 2019, it will seek a waiver or modification of the covenant. In addition, under the terms of the loan agreement, the Company has certain remedies available to it by which it can cure the default, and it is management’s intent to do so if necessary.

On April 24, 2017, the Company entered in to a revolving line of credit agreement with the same third party lender with maximum borrowings of $1,500,000 to be used as working capital as needed. The agreement is cross collateralized with the existing term note under the same terms and conditions. Amounts borrowed under the revolving line of credit will bear interest at 3% over the one month LIBOR index. (5.04% at September 30, 2019). The line of credit will terminate on December 6, 2020. As of September 30, 2019, the Company had $1,500,000 in outstanding borrowings on this agreement.

On March 1, 2018, the Company entered into a finance lease liability for equipment in the amount of $332,206. The assets associated with this lease cost $461,506, of which $129,300 was reduced through the Company’s trade-in of existing equipment. This finance lease is secured by the equipment purchased, matures in February 2023 and requires monthly payments of $6,500, including interest at 6.5%. At September 30, 2019, the amount due on this finance lease liability was $238,405.

On April 1, 2018, the Company entered into a finance lease liability for equipment in the amount of $156,942. The assets associated with this lease cost $178,942, of which $22,000 was reduced through the Company’s trade-in of existing equipment. This finance lease is secured by the equipment purchased, matures in March 2023 and requires monthly payments of $3,071, including interest at 6.5%. At September 30, 2019, the amount due on this finance lease liability was $115,076.

Note 6. Related Party Receivables and Payables

Related party receivables and payables at September 30, 2019 and December 31, 2018 are the result of net intercompany transactions and cash transfers between the Company and its shareholder and affiliated companies. Related party receivables and payables are unsecured and non-interest bearing.

Note 7. Income Taxes

The Company is currently a member of a Qualified Subchapter S Subsidiary Group. Accordingly, no income tax expense was reflected in the Company’s operating results as the tax is assessed to the shareholders of the Company’s parent company.

SADDLEBROOK RENTAL POOL OPERATION

BALANCE SHEETS

DISTRIBUTION FUND

	September 30, 2019 (Unaudited)	December 31, 2018
Assets
Receivable from Saddlebrook Resorts, Inc.	$201,451	$503,066

Liabilities and Participants’ Fund Balance
Due to participants for rental pool distribution	$170,863	$424,193
Due to maintenance escrow fund	30,588	78,873

	$201,451	$503,066

MAINTENANCE ESCROW FUND

	September 30, 2019 (Unaudited)	December 31, 2018
Assets
Cash and cash equivalents	$1,228,018	$1,864,132
Receivables:
Distribution fund	30,588	78,873
Prepaid expenses and other assets	14,650	58,710
Due from Saddlebrook Resorts, Inc.	—	94,547
Linen Inventory	24,654	—
Furniture Inventory	39,650	39,651

	$1,337,560	$2,135,913

Liabilities and Participants’ Fund Balance
Due to Saddlebrook Resorts, Inc.	$54,682	$—
Participants’ fund balance	1,282,878	2,135,913

	$1,337,560	$2,135,913

SADDLEBROOK RENTAL POOL OPERATION

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Rental pool revenues	$614,217	$940,783	$5,885,397	$6,837,458

Deductions:
Marketing fee	46,066	70,559	441,405	512,809
Management fee	76,777	117,598	735,674	854,682
Travel agent commissions	90,840	133,515	474,728	486,262
Credit card expense	20,839	35,118	153,926	205,591

	234,522	356,790	1,805,733	2,059,344

Net rental income	379,695	583,993	4,079,664	4,778,114
Less operator share of net rental income	(170,863)	(262,797)	(1,835,849)	(2,150,152)
Other revenues (expenses):
Complimentary room revenues	4,083	2,334	25,957	22,252
Minor repairs and replacements	(11,464)	(24,048)	(59,387)	(71,187)

Amount available for distribution	$201,451	$299,482	$2,210,385	$2,579,027

The accompanying notes are an integral part

of these financial statements

SADDLEBROOK RENTAL POOL OPERATION

STATEMENTS OF CHANGES IN PARTICIPANTS’ FUND BALANCES

(Unaudited)

DISTRIBUTION FUND

	Nine months ended September 30,
	2019	2018
Balance at beginning of period	$—	$—

Additions:
Amount available for distribution	2,210,385	2,579,027

Reductions:
Amount withheld for maintenance escrow fund	(374,535)	(428,876)
Amount accrued or paid to participants	(1,835,850)	(2,150,151)

Balance at end of period	$—	$—

MAINTENANCE ESCROW FUND

	Nine months ended September 30,
	2019	2018
Balance at beginning of period	$2,135,913	334,392

Additions:
Amount withheld from distribution fund	374,535	428,876
Unit owner payments	292,213	1,366,311
Interest earned	13,789	37

Reductions:
Escrow account refunds	(306,483)	(10,731)
Maintenance charges	(172,493)	(190,006)
Unit renovations	(957,807)	(186,683)
Linen replacement	(96,789)	(111,334)

Balance at end of period	$1,282,878	$1,630,862

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

Results of Operations

Three months ended September 30, 2019 compared to three months ended September 30, 2018

The Company’s total revenues decreased approximately $784,000, or about 18%, for the three months ended September 30, 2019 compared to the same period in the prior year. Total revenues for the Rental Pool decreased about $327,000, or about 35%.

Total costs and expenses decreased approximately $834,000, or about 13%, for the Company, and appoximately $122,000, or about 34%, for the Rental Pool Operation.

The Company experienced a net loss for the quarter in the amount of approximately $2,369,000, compared to the net loss of the prior comparable quarter of approximately $2,451,000. Amounts available for distribution for the Rental Pool Operation decreased approximately $98,000 from the comparable period last year.

Nine months ended September 30, 2019 compared to nine months ended September 30, 2018

The Company’s total revenues decreased approximately $2,122,000, about 9%, for the nine months ended September 30, 2019 compared to the same period in the prior year. The total revenues for the Rental Pool decreased approximately $952,000, about 14%.

Total costs and expenses for the Company decreased approximately $1,619,000 or about 7%. Total costs and expenses for the Rental Pool Operation decreased by about $254,000, about 12%.

The Company’s net loss for the period increased approximately $580,000 compared to the same period in the prior year. Amounts available for distribution for the Rental Pool Operation decreased approximately $369,000 over the same period in the prior year.

Impact of Current Economic Conditions

The Company experienced a decrease in revenue for the period ending September 30, 2019 compared to the previous year.

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

Liquidity and Capital Resources

Net loss for the 9 months ended September 30, 2019 was $1,315,097. Excluding non-cash expenses such as Depreciation and Amortization of $1,547,053 the company’s actual operating cash was $2,862,150.

Future operating costs and planned expenditures for minor capital additions and improvements are expected to be adequately funded by the Company and its affiliates’ current cash reserves and cash generated by the Resort’s operations.

On December 6, 2015 the Company’s financing agreement with a third party lender was modified to include renewal for the existing principal balance of $4,875,000, along with an advance of an additional $2,000,000. The new term note expires December 6, 2020. At September 30, 2019, $5,552,885 was outstanding under the note. The term note requires monthly principal payments of $29,380 plus interest of 3% over the one month Libor index (5.04% at September 30, 2019). The term note is collateralized by all current and subsequently acquired real and personal property. The term note requires the Company to maintain a Debt Service Ratio, as defined, of 1.25%. The Company was in default of this covenant as of December 31, 2018; however, the Company received a waiver for this default from its lender. The debt service covenant will be re-measured at December 31, 2019. Management believes, based on its expectations, that the Company will be in compliance with the debt service covenant at that date; however, there can be no assurances that it will be in compliance. Should the Company not be in compliance at December 31, 2019, it will seek a waiver or modification of the covenant. In addition, under the terms of the loan agreement, the Company has certain remedies available to it by which it can cure the default, and it is management’s intent to do so if necessary.

On April 24, 2017, the Company entered in to a revolving line of credit agreement with the same third party lender with maximum borrowings of $1,500,000 to be used as working capital as needed. The agreement is cross collateralized with the existing term note under the same terms and conditions. Amounts borrowed under the revolving line of credit will bear interest at 3% over the one month LIBOR index. (5.04% at September 30, 2019). The line of credit will terminate on December 6, 2020. As of September 30, 2019, the Company had $1,500,000 in outstanding borrowings on this agreement.

The Company’s ultimate shareholder has the financial ability and intent to continue to fund operations through affiliated companies that are 100% owned by the Company’s ultimate shareholder to the extent required to support the Company’s operations. The Company has loans outstanding to the affiliated companies of approximately $15.2 million and $14.7 million as of September 30, 2019 and December 31, 2018, respectively. In addition to the shareholders’ financial ability, these affiliated Companies are expected to continue to generate positive cash flows during fiscal year 2019 should additional funding be required to support the Company’s operations.

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

Item 4. Controls and Procedures

The Company’s management, including the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures as of September 30, 2019, pursuant to Exchange Act Rule 15d-15. Based upon that evaluation, the Company’s Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2019 in timely alerting them to material information required to be included in the Company’s periodic SEC filings.

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

There were no changes in the Company’s internal controls over financial reporting during the three months ended September 30, 2019 that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

SADDLEBROOK RESORTS, INC.
(Registrant)

Date: November 14, 2019	/s/ Donald L. Allen
Donald L. Allen
Vice President and Treasurer
(Principal Financial and
Accounting Officer)