Form 10-K
period 2019-12-31
SADDLEBROOK RESORTS INC
filed 2020-03-30
CIK 313151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended December 31, 2019

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

At December 31, 2019, there were approximately 428 persons employed by the Company. The Company’s management relationship with its employees is excellent and there are no collective bargaining agreements.

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

A total of 556 condominium units are at the Resort comprised of one-, two- and three-bedroom suites. Of these condominium units, 408 are designed for hotel occupancy and located in an area called the Walking Village. The remaining 148 are slightly larger, designed for longer-termed rental, and are located in an area called the Lakeside Village. At December 31, 2019, there were 513 hotel accommodations participating in the Rental Pool. The three-bedroom condominium units become hotel accommodations as a two-bedroom suite with a separate adjoining hotel room. Some two-bedroom condominium units become hotel accommodations as a one-bedroom suite with a separate adjoining hotel room.

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

Asset Impairments—The Company’s management periodically evaluates whether there has been a permanent impairment of long-lived assets. The Company’s management believes that the accounting estimates related to asset impairments are critical estimates for the following reasons: (1) the ongoing changes in management’s expectations regarding future utilization of assets; and (2) the impact of an impairment on reported assets and earnings could be material. During the years ended December 31, 2019 and 2018, the Company’s management evaluated assets for impairment and concluded that the sum of the undiscounted expected future cash flows (excluding interest charges) from its assets exceeded their then current carrying values. Accordingly, the Company did not recognize an impairment charge.

Depreciation Expense—The Company provides for depreciation using the straight-line method at annual rates that amortize the original costs, net of salvage values, of the depreciable assets over their estimated useful lives. Management’s estimation of assets’ useful lives are critical estimates for the following reasons: (1) forecasting the salvage value for long-lived assets over a long period of time is subjective; (2) changes may take place that could render an asset obsolete or uneconomical; and (3) a change in the useful life of a long-lived asset could have a material impact on reported results of operations and reported asset values. The Company’s management believes the estimated useful life corresponds to the anticipated physical life for most assets. Although it is difficult to predict values far into the future, the Company has a long history of actual costs and values that are considered in reaching a conclusion as to the appropriate useful life of an asset.

Revenue Recognition—Resort revenues are recognized as performance obligations are satisfied which is generally as services are performed or products are delivered with the exception of initiation fee revenue, which is recognized over the average life of the memberships. Resort revenues also include rental revenues for condominium units owned by third parties participating in the Rental Pool. If these rental units were owned by the Company, normal costs associated with ownership such as depreciation, real estate taxes, unit maintenance and other costs would have been incurred.

Allowance for Doubtful Accounts—The Company establishes an allowance for doubtful accounts for accounts receivable based upon factors surrounding specific customers, historical trends and other information.

Loss Contingencies—The Company estimates loss contingencies in accordance with FASB ASC 450-20 Loss Contingencies, which states that a loss contingency shall be accrued by a charge to income if both of the following conditions are met: (a) information available before the financial statements are issued or are available to be issued indicates that it is probable that a liability had been incurred at the date of the financial statements and (b) the amount of loss can be reasonably estimated. We do not believe that the ultimate resolution of our litigation matters will have an adverse effect on the Company’s financial position and results of operations. As such, there have been no adjustments for loss contingencies to the accompanying financial statements as of and for the year ended December 31, 2019.

See the Notes to the Financial Statements for Saddlebrook Resorts, Inc. in Item 8 hereof for additional accounting policies used in the preparation of the financial statements.

Impact of Current Economic Conditions

The Company experienced a significant decrease in revenue for the year ending December 31, 2018 compared to the previous year. The Company is optimistic the trend will improve during 2020; however, actual results may differ from expectations. The decrease in expenses for the year ending December 31, 2019 as compared to the prior year is a result of decreased occupancy and reductions in wages, benefits, and operating expenses.

Toward the end of December 2019, an outbreak of a novel strain of coronavirus (“COVID-19”) emerged globally. The COVID-19 outbreak in the United States has resulted in a reduction of hotel occupancy and cancellations of future reservations. It is difficult to estimate the length or severity of this outbreak; however, a significant reduction in occupancy caused by COVID-19 is expected to affect the Company’s results of operations and financial position.

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

Liquidity and Capital Resources

Net loss for the 12 month period ended December 31, 2019 was $3,443,036. Excluding non-cash expenses such as depreciation and amortization of $2,067,795 the Company’s actual operation cash loss was $1,375,241.

Future operating costs and planned expenditures for minor capital additions and improvements are expected to be adequately funded by the Company and its affiliates’ current cash reserves and cash generated by the Resort’s operations.

The Company’s ultimate shareholder has the financial ability and intent to continue to fund operations through affiliated companies that are 100% owned by the Company’s ultimate shareholder to the extent required to support the Company’s operations. The Company’s loans outstanding due to certain affiliated companies were forgiven during 2019 and was recorded as a capital transaction due to the related party nature. In addition to the shareholder’s financial ability, these affiliated companies are expected to continue to generate positive cash flows during fiscal year 2020 should additional funding be required to support the Company’s operations.

The Company’s operation of the Resort is not considered to be dependent on any individual or small group of customers, the loss of which would have a material adverse effect on the Company’s business or financial condition.

Results of Operations

The following chart highlights changes in the sources of Company revenues:

	Year ended December 31,
	2019	2018
Rental Pool Revenues	26%	28%
Food and beverage	36	36
Resort facilities and other	38	36

	100%	100%

2019 Compared to 2018

The Company’s total revenue decreased $3,226,000 or approximately 11%, from the prior year. Rental Pool revenue decreased $1,375,000 or approximately 17%. Food and Beverage revenue decreased $1,110,000 or approximately 10%.

The Company’s costs and expenses decreased $2,589,000, or approximately 8%. Costs and expenses of the Rental Pool Operation decreased $527,000, or approximately 17%.

The Company’s net loss was approximately $3,443,000, compared with a net loss of approximately $2,645,000 in the prior year. Amounts available for distribution to rental pool participants decreased by approximately $527,000.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended) that are designed to provide reasonable assurance that information required to be reported in the Company’s SEC filings is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. As of December 31, 2019, under the direction of our chief executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures and concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

As of December 31, 2019, management conducted an assessment of the Company’s internal control over financial reporting based on the criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Tread way Commission. Based on the assessment, management concluded that, as of December 31, 2019, the Company’s internal control over financial reporting was effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The Directors and Executive Officers of the Company are as follows:

Name	Position and Background
Thomas L. Dempsey Age 93	Chairman of the Board and Chief Executive Officer of the Company. Chairman of the Board of Saddlebrook Holdings, Inc.

Maureen Dempsey Age 61	Director, President and Assistant Secretary of the Company. Director and President of Saddlebrook Holdings, Inc. Daughter of Thomas Dempsey.

Diane L. Riehle Age 59	Director, Vice President and Assistant Secretary of the Company. Director and Vice Chairman of the Board of Saddlebrook Holdings, Inc. Daughter of Thomas Dempsey.

Donald L. Allen Age 80	Vice President and Treasurer of the Company.

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

Item 11. Executive Compensation

The following table sets forth the remuneration paid to the Company’s named executive officers by the Company and its parent, Saddlebrook Holdings, Inc. consolidated, during the two years ended December 31, 2019 and 2018.

Summary Compensation Table

Name and Principal Position	Fiscal year	Salary	Bonus	Other annual compensation (1)	Total
Thomas L. Dempsey	2019	$50,000	$—	$25,492	$75,492
Chairman of the Board and Chief Executive Officer	2018	50,000	—	15,452	65,452

Maureen Dempsey	2019	125,000	650	16,756	142,406
President and Assistant Secretary	2018	125,000	650	21,078	146,728

Pat Ciaccio	2019	125,000	650	483	126,133
General Manager	2018	125,000	650	387	126,037

(1)	Other Annual Compensation for 2019 consists of the following;

Vehicle Allowances

Tax Preparation Fees

Health Insurance premiums paid on behalf of greater than 2% shareholders

Group Term Life Insurance (“GTL”)

The following table shows the amounts for each category received by each named executive.

Executive	Vehicle	Tax Prep.	Health Premium	GTL
Thomas L. Dempsey	$—	$21,252	$3,004	$1,236
Maureen Dempsey	3,060	9,750	3,004	942
Pat Ciaccio	—	—	—	483

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

Dempsey and Daughters, Inc. hold certain tracts of real estate and own 48 individual condominium units at the Resort, 27 of which participate in the Rental Pool Operation. This company is solely owned by SHI. The Company is reimbursed for actual expenses and other costs incurred on behalf of this company.

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

Item 14. Principal Accounting Fees and Services

Cherry Bekaert LLP served as the Company’s independent registered certified pubic accounting firm for the fiscal years ended December 31, 2019 and December 31, 2018.

The following fees were paid for services rendered during the Company’s last two fiscal years:

Audit Fees: $98,030 and $95,175 for the fiscal years ended December 31, 2019 and 2018, respectively, for professional services rendered for the audit of the Company’s annual financial statements, review of financial statements included in its Forms 10-Q and services that are normally provided by the auditors in connection with statutory and regulatory filings or engagements for those fiscal years.

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

SADDLEBROOK RESORTS, INC.
(Registrant)

Date: March 30, 2020	/s/ Donald L. Allen
Donald L. Allen
Vice President and Treasurer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on March 00, 2020.

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

December 31, 2019 and 2018

Report of Independent Registered Certified Public Accounting Firm

To the Shareholder and the Board of Directors of

Saddlebrook Resorts, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Saddlebrook Resorts, Inc. (“the Company”) as of December 31, 2019 and 2018, and the related statements of operations, changes in shareholder’s equity (deficit), and cash flows for years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Emphasis of Matter

As more fully described in Note 4 to the financial statements, the Company has been negatively impacted by the outbreak of a novel coronavirus (“COVID-19”), which was declared a global pandemic by the World Health Organization in March 2020.

/s/ Cherry Bekaert LLP

We have served as the Company’s auditor since 2007.

Tampa, Florida

March 30, 2020

Saddlebrook Resorts, Inc.

Balance Sheets

December 31, 2019 and 2018

	2019	2018
Assets
Current assets
Cash and cash equivalents	$325,696	$745,240
Escrowed cash	1,124,074	1,880,231
Trade accounts receivable, net	1,129,572	1,319,156
Due from related parties	465,623	1,966,456
Resort inventory and supplies	1,011,923	1,053,645
Prepaid expenses and other assets	350,539	1,157,022

Total current assets	4,407,427	8,121,750
Property, buildings and equipment, net	14,800,528	16,566,016
Operating lease right-of-use assets	147,223	—

Total assets	$19,355,178	$24,687,766

Liabilities and Shareholder’s Equity (Deficit)
Current liabilities
Current portion of long-term debt, net of deferred issuance costs of $11,566 at December 31, 2019	$6,953,178	$352,560
Current portion of finance lease liabilities	96,206	90,167
Current portion of operating lease liabilities	73,650	—
Escrowed deposits	1,124,074	1,880,231
Accounts payable	492,452	673,135
Accrued rental distribution	344,367	503,066
Accrued expenses and other liabilities	1,089,527	1,157,553
Current portion of deferred income	786,125	729,485
Guest deposits	1,393,571	2,566,150
Due to related parties	—	14,698,670

Total current liabilities	12,353,150	22,651,017
Long-term debt, net of deferred issuance costs of $29,354 at December 31, 2018	—	5,435,394
Long-term finance lease liabilities	258,258	330,391
Long-term operating lease liabilities	73,573	—
Deferred income	627,685	549,109

Total liabilities	13,312,666	28,965,911

Shareholder’s equity (deficit):
Common stock	100,000	100,000
APIC	1,013,127	1,013,127
Retained earnings (accumulated deficit)	4,929,385	(5,391,272)

Total shareholder’s equity (deficit)	6,042,512	(4,278,145)

Total liabilities and shareholder’s equity (deficit)	$19,355,178	$24,687,766

See notes to financial statements.

Saddlebrook Resorts, Inc.

Statements of Operations

Years ended December 31, 2019 and 2018

	2019	2018
Resort revenues	$26,309,406	$29,535,732

Costs and expenses:
Operating costs of resort	22,376,484	24,400,001
Sales and marketing	1,805,613	2,285,380
General and administrative	3,114,476	3,140,107
Depreciation	2,050,007	2,110,274

Total costs and expenses	29,346,580	31,935,762

Net operating loss	(3,037,174)	(2,400,030)

Other expenses (income):
Interest expense	424,505	477,490
Other income	(18,643)	(232,194)

Total other expense	405,862	245,296

Net loss	$(3,443,036)	$(2,645,326)

See notes to financial statements.

Saddlebrook Resorts, Inc.

Statements of Changes in Shareholder’s Equity (Deficit)

Years ended December 31, 2019 and 2018

	Common Stock	Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Total Shareholder’s Equity (Deficit)
Balances at January 1, 2018	$100,000	$1,013,127	$(2,745,946)	$(1,632,819)

Net loss	—	—	(2,645,326)	(2,645,326)

Balances at December 31, 2018	100,000	1,013,127	(5,391,272)	(4,278,145)

Net loss			(3,443,036)	(3,443,036)
Elimination of related party receivables and payables, net	—	—	13,763,693	13,763,693

Balances at December 31, 2019	$100,000	$1,013,127	$4,929,385	$6,042,512

See notes to financial statements.

Saddlebrook Resorts, Inc.

Statements of Cash Flows

Years ended December 31, 2019 and 2018

	2019	2018
Cash flows from operating activities
Net loss	$(3,443,036)	$(2,645,326)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	2,050,007	2,110,274
Amortization of debt financing costs	17,788	26,562
Amortization of operating lease right of use assets	69,872	—
Interest paid on finance leases	24,681	—
(Reductions) additions to allowance for doubtful	12,118	(9,894)
Gain on sale of assets	—	(96,816)
Change in operating assets and liabilities (Increase) decrease in
Trade accounts receivable	177,466	357,185
Resort inventory and supplies	41,722	97,741
Prepaid expenses and other assets	806,483	(187,095)
Increase (decrease) in
Escrowed deposits	(756,157)	1,616,673
Accounts payable	(180,683)	33,602
Accrued rental distribution	(158,699)	(134,224)
Accrued expenses and other liabilities	(68,026)	(159,606)
Deferred income	135,216	42,637
Guest deposits	(1,172,579)	(137,791)
Operating lease liabilities	(69,872)	—

Net cash flows from operating activities	(2,513,699)	913,922

Cash flows from investing activities
Proceeds from the sale of assets	—	165,550
Capital expenditures	(284,519)	(724,200)

Net cash flows from investing activities	(284,519)	(558,650)

Cash flows from financing activities
Principal payments on long-term debt	(352,564)	(352,564)
Proceeds (payments) from (on) line of credit	1,500,000	(700,000)
Payments on finance lease obligations	(90,775)	(125,826)
Cash paid for debt issuance costs	—	(2,000)
Net advances from related parties	565,856	2,488,998

Net cash flows from financing activities	1,622,517	1,308,608

Net change in cash, cash equivalents and escrowed cash	(1,175,701)	1,663,880
Cash, cash equivalents and escrowed cash, beginning of year	2,625,471	961,591

Cash, cash equivalents and escrowed cash, end of year	$1,449,770	$2,625,471

Supplemental disclosure
Cash paid for interest	$406,718	$450,918

On January 1, 2019, the Company adopted the provisions of Topic 842 within the Accounting Standards Codification, which resulted in the establishment of operating lease right-of-use assets and an operating lease liability each in the aggregate amount of $217,095 (see Notes 1 and 6).

During 2019, the Company eliminated certain related party receivables and payables, which resulted in a decrease to due from related parties of $1,457,134 and a decrease to due to related parties of $15,220,827.

See notes to financial statements.

Saddlebrook Resorts, Inc.

Notes to Financial Statements

December 31, 2019 and 2018

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

The following table provides a reconciliation of cash and cash equivalents, and restricted cash reported within the accompanying balance sheets with the total of these amounts shown in the accompanying statements of cash flows:

	2019	2018
Cash and cash equivalents	325,696	745,240
Escrowed cash	1,124,074	1,880,231

Total cash, cash equivalents, and escrowed cash shown in the statements of cash flows	1,449,770	2,625,471

Amounts included in restricted cash represent escrowed cash. See Note 5 – Escrowed Cash.

The Company places its cash and cash equivalents on deposit with financial institutions in the United States. The Federal Deposit Insurance Corporation (“FDIC”) covers $250,000 for

Saddlebrook Resorts, Inc.

Notes to Financial Statements

December 31, 2019 and 2018

substantially all depository accounts. The Company from time to time may have amounts on deposit in excess of the insured limits. As of December 31, 2019, the Company had approximately $1,386,000 of cash and cash equivalents which exceeded these insured limits.

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

Asset Impairments

The Company’s management periodically evaluates whether there has been a permanent impairment of long-lived assets (property, buildings and equipment), in accordance with generally accepted accounting principles. During the years ended December 31, 2019 and 2018, the Company’s management evaluated assets for impairment and concluded that the sum of the undiscounted expected future cash flows (excluding interest charges) from its assets exceeded their then current carrying values. Accordingly, the Company did not recognize an impairment loss during the years ended December 31, 2019 or 2018.

Debt Issuance Costs

Finance costs represent costs incurred in connection with the refinancing of the Company’s long-term debt. Amortization expense for finance costs, included in interest expense on the accompanying statements of operations, amounted to approximately $17,800 and $26,600 for the years ended December 31, 2019 and 2018, respectively.

Saddlebrook Resorts, Inc.

Notes to Financial Statements

December 31, 2019 and 2018

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

Resort Revenues

Resort revenues are recognized as services are performed or products are delivered with the exception of initiation fee revenue, which is recognized over the average life of the memberships. Resort revenues also include rental revenues for condominium units owned by third parties participating in the Rental Pool. If these rental units were owned by the Company, normal costs associated with ownership such as depreciation, real estate taxes, unit maintenance and other costs would have been incurred. Instead, operating costs of the resort for the years ended December 31, 2019 and 2018 include rental pool distributions to participants and the maintenance escrow fund approximating $2,600,000 and $3,100,000, respectively. See Note 3—Revenue for the required disclosures per the guidance in ASC 606.

Advertising

The Company charges costs of advertising to sales and marketing as incurred. The Company incurred advertising costs of approximately $248,000 and $404,000 during the years ended December 31, 2019 and 2018, respectively.

Income Taxes

The Company is currently a Qualified Subchapter S Subsidiary. Accordingly, no income tax expense was reflected in the Company’s operating results as the tax is assessed to the shareholders of its parent company.

Management has determined that the Company had no uncertain income tax positions that could have a significant effect on the financial statements at December 31, 2019 and 2018. The parent company’s federal income tax returns for 2016, 2017 and 2018 are subject to examination by the Internal Revenue Service, generally for a period of three years after the federal income tax returns were filed.

Saddlebrook Resorts, Inc.

Notes to Financial Statements

December 31, 2019 and 2018

Recent Accounting Pronouncements

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

See Note 6 for additional information regarding operating leases.

3.    Revenue

On January 1, 2018, the Company adopted the new accounting standard Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers and all the related amendments (“the new revenue standard”) using the modified retrospective method. The Company assessed the basis of their various revenue streams and did not need to record a cumulative effect adjustment to accumulated deficit upon adoption of the new revenue standard as of January 1, 2018. Under ASC 606, revenue is recognized when a company transfers the promised goods or services to a customer in an amount that reflects consideration that is expected to be received for those goods and services.

Adoption of the standard did not have a material impact on the Company’s financial position, results of operations, cash flow, accounting policies, business processes, internal controls or disclosures.

Contract Balances

Timing differences among revenue recognition may result in contract assets or liabilities. Contract liabilities consists of guest deposits and deferred income and totaled approximately $2,807,000 and $3,845,000 as of December 31, 2019 and 2018, respectively. Approximately $3,296,000 of contract liabilities at December 31, 2018 were recognized as revenue during the year ended December 31, 2019. Contract assets consist of escrowed cash relating to rental pool owner deposits for the maintenance reserve fund and long-term security deposits and totaled approximately $1,124,000 and $1,880,000 as of December 31, 2019 and 2018, respectively.

Saddlebrook Resorts, Inc.

Notes to Financial Statements

December 31, 2019 and 2018

The Company’s net trade accounts receivables were $1,130,000 and $1,319,000 as of December 31, 2019 and 2018, respectively. Trade accounts receivable are stated in the amount management expects to collect from outstanding balances. Management provides for probable uncollectible amounts through a charge to earnings and a credit to the allowance of doubtful accounts based on its assessment of the current status of individual accounts. Balances still outstanding after management has used reasonable collection efforts are written off through a charge to the allowance of doubtful accounts and a credit to trade accounts receivable. Changes in the allowance for doubtful accounts have not been material to the consolidated financial statements.

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

Saddlebrook Resorts, Inc.

Notes to Financial Statements

December 31, 2019 and 2018

4.	Management’s Plans Regarding Liquidity and Capital Resources

The Company experienced a significant decrease in revenue for the year ending December 31, 2019 compared to the previous year. The Company is optimistic the trend will improve during 2020; however, actual results may differ from expectations. The decrease in expenses for the year ending December 31, 2019 as compared to the prior year is a result of decreased occupancy and reductions in wages, benefits, and operating expenses.

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

Towards the end of December 2019, an outbreak of a novel strain of coronavirus (“COVID-19”) emerged globally. The COVID-19 outbreak in the United States has resulted in a reduction of hotel occupancy and cancellations of future reservations. It is difficult to estimate the length or severity of this outbreak; however, a significant reduction in occupancy caused by COVID-19 is expected to affect the Company’s results of operations and financial position.

The Company’s ultimate shareholder has the financial ability and intent to continue to fund operations through affiliated companies that are 100% owned by the Company’s ultimate shareholder to the extent required to support the Company’s operations. The Company’s loans outstanding due to the affiliated companies were forgiven during 2019 and was recorded as a capital transaction due to the related party nature. In addition to the shareholders financial ability these affiliated companies are expected to continue to generate positive cash flows during fiscal year 2020 should additional funding be required to support the Company’s operations.

5.	Escrowed Cash

Escrowed cash, restricted as to use, as of December 31, is comprised of the following:

	2019	2018
Rental pool unit owner deposits for maintenance reserve fund held in a bank account which bears an interest rate of 0.05%	$1,108,892	$1,864,132
Security deposits held on long-term rentals	15,182	16,099

	$1,124,074	$1,880,231

Saddlebrook Resorts, Inc.

Notes to Financial Statements

December 31, 2019 and 2018

6.	Operating Leases

The Company leases certain equipment under non-cancellable operating leases, which begin to expire in 2021. The leases are classified as operating leases in conformity with the provisions of Topic 842. Accordingly, the Company recorded a right-of-use asset and related operating lease liability totaling approximately $217,000 upon adoption of Topic 842 as of January 1, 2019. Aggregated information regarding the leases as of December 31, 2019 is as follows:

Lease costs (included in operating costs)	$69,872
Incremental borrowing rate	5.32%

Operating lease expense amounted to approximately $69,900 and $77,100 for each of the years ended December 31, 2019 and 2018, respectively.

Future minimum lease undiscounted payments under non-cancelable operating leases with initial lease terms in excess of one year are as follows:

2020	$79,716
2021	75,656

$155,372
Less: Interest expense	$8,149

Operating lease liabilities	$147,223

7.	Property, Buildings and Equipment, Net

Property, buildings and equipment, net as of December 31, consist of the following:

	Estimated Useful Lives	2019	2018
Land and land improvements		$8,830,867	$8,830,867
Buildings and recreational facilities	10–40	32,093,233	32,055,525
Machinery and equipment	5–15	21,863,715	21,592,565
Construction in progress		94,379	118,722

		62,882,194	62,597,679
Accumulated depreciation		(48,081,666)	(46,031,663)

		$14,800,528	$16,566,016

Substantially all property, buildings and equipment are mortgaged, pledged or otherwise subject to lien under a loan agreement (Note 9).

Depreciation expense amounted to approximately $2,050,000 and $2,110,000 for the years ended December 31, 2019 and 2018, respectively.

Saddlebrook Resorts, Inc.

Notes to Financial Statements

December 31, 2019 and 2018

The Company leases equipment under agreements which are classified as finance lease obligations in the accompanying balance sheets. The equipment and obligations related to the leases are recorded at the present value of the minimum lease payments. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets. Total cost of equipment acquired through finance lease obligations was approximately $651,000 at both December 31, 2019 and 2018. Depreciation expense totaled $130,000 and $105,000 on the leased equipment at December 31, 2019 and 2018.

8.	Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities as of December 31 consist of the following:

	2019	2018
Accrued payroll and related expenses	$639,473	$684,054
Accrued insurance	43,476	44,571
Accrued property taxes	295,965	306,066
Other accrued expenses and liabilities	110,613	122,862

	$1,089,527	$1,157,553

9.	Long-term Debt and Finance Lease Obligations

Total debt at December 31, 2019 amounted to $6,964,744, net of $11,566 of unamortized finance costs. It is presented as current debt on the accompanying balance sheet since it matures in December 2020. Total debt at December 31, 2018 amounted to $5,817,308, of which $352,560 is presented as current debt and $5,435,394, net of $29,354 of unamortized finance costs, is presented as long-term debt on the accompanying balance sheet.

On December 6, 2015 the Company’s financing agreement with a third party lender was modified to include renewal for the existing principal balance of $4,875,000, along with an advance of an additional $2,000,000. The new term note expires December 6, 2020. At December 31, 2019, $5,464,744 was outstanding under the note. The term note requires monthly principal payments of $29,380 plus interest of 3% over the one month Libor index (4.75% at December 31, 2019). The term note is collateralized by all current and subsequently acquired real and personal property. The term note requires the Company to maintain a Debt Service Ratio, as defined, of 1.25%. The Company was in default of this covenant as of December 31, 2019; however, the Company received a waiver for this default from its lender. The company is currently discussing refinancing of its current mortgage.

On April 24, 2017, the Company entered in to a revolving line of credit agreement with the same third party lender with maximum borrowings of $1,500,000 to be used as working capital as needed. The agreement is cross collateralized with the existing term note under the same terms and conditions. Amounts borrowed under the revolving line of credit will bear interest at 3% over the

Saddlebrook Resorts, Inc.

Notes to Financial Statements

December 31, 2019 and 2018

one month LIBOR index. (4.75% at December 31, 2019). The line of credit will terminate on December 6, 2020. At December 31, 2019, the Company had $1,500,000 of outstanding borrowings on this agreement. There were no borrowings outstanding at December 31, 2018.

Operating costs and planned expenditures for capital additions and improvements are expected to be adequately funded by the Company and its affiliates’ current cash reserves and cash generated by the resort operations.

On March 1, 2018, the Company entered into a finance lease obligation for equipment in the amount of $332,206. The assets associated with this lease cost $461,506, of which $129,300 was reduced through the Company’s trade-in of existing equipment. This finance lease is secured by the equipment purchased, matures in February 2023 and requires monthly payments of $6,500, including interest at 6.5%. At December 30, 2019, the amount due on this finance lease obligation was $222,694.

On April 1, 2018, the Company entered into a finance lease obligation for equipment in the amount of $156,942. The assets associated with this lease cost $178,942, of which $22,000 was reduced through the Company’s trade-in of existing equipment. This finance lease is secured by the equipment purchased, matures in March 2023 and requires monthly payments of $3,071, including interest at 6.5%. At December 31, 2019, the amount due on this finance lease obligation was $107,693.

Future minimum payments under the finance lease obligations as of December 31, 2019 are as follows:

Years ending December 31,
2020	$114,852
2021	$114,852
2022	$114,852
2023	$22,216
Less interest	(18,308)
Less current portion	(90,206)

$258,258

Saddlebrook Resorts, Inc.

Notes to Financial Statements

December 31, 2019 and 2018

10.	Resort Revenues and Operating Costs of Resort

Resort revenues and operating costs of resort are comprised of the following:

	2019	2018
Resort Revenues
Room revenue subject to rental pool agreement	6,815,885	8,190,463
Food and beverage	9,569,352	10,679,402
Resort facilities and other	9,924,169	10,665,867

	26,309,406	29,535,732
Operating Costs of Resort
Distribution to rental pool participants	2,554,750	3,082,094
Food and beverage	5,550,086	5,927,775
Resort facilities and other	14,271,648	15,390,132

	22,376,484	24,400,001

11.	Related Party Transactions

Amounts due from related parties as of December 31 are comprised of the following:

	2019	2018
Saddlebrook Resort Condominium Association, Inc.	$41,723	$123,324
Saddlebrook International Sports, LLC	405,626	569,224
Dempsey Resort Management, Inc.	4,608	4,608
Saddlebrook Properties LLC	—	5,463
Saddlebrook Realty, Inc.	—	1,235,382
Saddlebrook Investments, Inc.	—	19,508
Other	13,666	8,947

	$465,623	$1,966,456

Amounts due to related parties as of December 31 are comprised of the following:

	2019	2018
Saddlebrook Holdings, Inc.	$—	$14,698,670

	$—	$14,698,670

Saddlebrook Holdings, Inc. (“SHI”) the Company’s parent company advanced SRI in the amount of $1,406,770 and $2,801,325 during the year ended December 31, 2019 and 2018, respectively. During 2019, advances owed to SHI of $15,220,827 were forgiven and recorded as an equity transaction.

Saddlebrook Resorts, Inc.

Notes to Financial Statements

December 31, 2019 and 2018

Saddlebrook International Tennis, Inc. (“SIT”), which is solely owned by SHI, owns a 70% interest in Saddlebrook International Sports, LLC (“SIS”) which operates a tennis training facility and preparatory school at the resort. SIS owns 10 condominium units at the Resort, of which 2 participate in the Rental Pool Operation. The Company received revenue from SIS for use of its facilities and services provided to SIS and its guests, which amounted to approximately $1,671,000 and $1,885,000 for the years ended December 31, 2019 and 2018 respectively. The Company had amounts due from SIS which amounted to $405,626 and $569,224 for the years ended December 31, 2019 and 2018 respectively.

In October 2013, the Company entered into a rental agreement with SIT for certain equipment used by SRI in operations. The terms of the agreement include 48 monthly payments of $8,712 which began in October 2013.

Saddlebrook Investments, Inc. is a broker/dealer for sales of Saddlebrook Resort condominium units. Saddlebrook Realty, Inc. is a broker for the sale of other general real estate. These companies are solely owned by a shareholder of the Company’s parent. During 2019, amounts owed from Saddlebrook Investments, Inc. of $19,508 were forgiven and recorded as an equity transaction.

Dempsey and Daughters, Inc. hold certain tracts of real estate and own 48 individual condominium units at the Resort, 27 of which participate in the Rental Pool Operation. This company is solely owned by SHI.

During 2019, amounts owed from Saddlebrook Properties, LLC and Saddlebrook Realty, Inc. of $5,602 and $1,432,024, respectively were forgiven and recorded as an equity transaction.

The Company performs certain accounting and property management activities on behalf of the Saddlebrook Resort Condominium Association (the “Association”) and is reimbursed for expenses paid on behalf of the Association. Expenses paid on behalf of and services provided to the Association amounted to approximately $1,134,000 and $1,439,000 for each of the years ended December 31, 2019 and 2018, respectively.

Other related party receivables and payables consist of transactions with several other entities, along with receivables from employees for resort charges and travel advances.

Saddlebrook Resorts, Inc.

Notes to Financial Statements

December 31, 2019 and 2018

12.	Commitments and Contingencies

The Company is involved in litigation in the ordinary course of business. In the opinion of management, these matters are adequately covered by insurance or indemnification from other third parties and/or the effect, if any, of these claims is not material to the reported financial condition or results of operations of the Company as of December 31, 2019.

13.	Investment in Stock

In 1993, the Company invested in and formed a captive insurance company, Resort Hotel Insurance Company (“RHIC”), with other resorts participating in Resort Hotel Association (“RHA”), an insurance risk purchasing group. The Company retained an equity interest in and paid insurance premiums to RHIC. The Company’s ownership was approximately 20% and all amounts contributed as capital ($132,866 as of December 31, 2018) and the increase in equity cumulative to date ($513,951 as of December 31, 2018) are recorded as a component of prepaid expenses and other assets in the accompanying balance sheets. Any change in equity is reflected as a component of other income in the statements of operations. The Company’s investment approximates the proportionate net book value of the insurance company at December 31, 2018. The Company’s stock in RHIC is restricted and may not be sold in the open market. The Company may withdraw from RHA annually at the renewal date of any of its property or casualty policies. During 2019, the ownership interest in RHIC was transferred to the Company’s parent company, Saddlebrook Holdings, Inc., through a related party transaction prior to the forgiveness of advances owed as described in Note 11.

Report of Independent Registered Certified Public Accounting Firm

Board of Directors of Saddlebrook

Resorts, Inc., as Operators under the Saddlebrook

Rental Pool and Agency Appointment Agreement

Wesley Chapel, FL

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Saddlebrook Rental Pool Operation (funds created for participants who have entered into a rental pool agreement as explained in Note 1) as of December 31, 2019 and 2018, and the related statements of operations and changes in participants’ fund balance for years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of Saddlebrook Rental Pool Operation as of December 31, 2019 and 2018, and the results of its operations and changes in participants’ fund balance for years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Tampa, Florida

March 30, 2020

Saddlebrook Rental Pool Operation

Balance Sheets

December 31, 2019 and 2018

Distribution Fund
	2019	2018
Assets
Receivable from Saddlebrook Resorts, Inc.	$344,366	$503,066

Liabilities and Participants’ Fund Balance
Due to participants for rental pool distribution	$299,020	$424,193
Due to maintenance escrow fund	45,346	78,873

	$344,366	$503,066

Maintenance Escrow Fund
Assets
Cash in bank	$1,108,892	$1,864,132
Receivables
Distribution fund	45,346	78,873
Prepaid expenses and other assets	14,605	58,710
Due from Saddlebrook Resorts, Inc.	—	94,547
Furniture inventory	39,651	39,651

	$1,208,494	$2,135,913

Liabilities and Participants’ Fund Balance
Due to Saddlebrook Resorts, Inc.	$127,354	$—
Participants’ fund balance	1,081,140	2,135,913

	$1,208,494	$2,135,913

See notes to financial statements.

Saddlebrook Rental Pool Operation

Statements of Operations

Years Ended December 31, 2019 and 2018

Distribution Fund
	2019	2018
Rental pool revenues	$6,815,885	$8,190,463

Deductions
Marketing fee	511,191	614,284
Management fee	851,986	1,023,808
Travel agent commissions	510,045	585,086
Bad debt expense	9,393	—
Credit card expense	189,073	246,519

	2,071,688	2,469,697

Net rental income	4,744,197	5,720,766
Operator share of net rental income	2,134,889	(2,574,345)
Other revenues (expenses)
Complimentary room revenues	31,396	34,546
Minor repairs and replacements	(85,928)	(98,873)

Amounts available for distribution to participants and maintenance escrow fund	$2,554,776	$3,082,094

See notes to financial statements.

Saddlebrook Rental Pool Operation

Statements of Changes in Participants’ Fund Balance

Years Ended December 31, 2019 and 2018

Distribution Fund
	2019	2018
Balances, beginning of year	$—	$—
Additions
Amounts available for distribution	2,554,776	3,082,094
Reductions
Amounts withheld for maintenance escrow fund	(419,887)	(507,749)
Amounts accrued or paid to participants	(2,134,889)	(2,574,345)

Balances, end of year	$—	$—

Maintenance Escrow Fund
Balances, beginning of year	$2,135,913	$334,392
Additions
Amount withheld from distribution fund	419,887	507,749
Unit owner payments	419,556	2,098,143
Interest earned	17,761	180
Reductions
Unit renovations	(1,166,199)	(400,280)
Refunds of excess amounts in escrow accounts	(337,853)	(7,148)
Maintenance charges	(284,334)	(260,329)
Linen expense	(123,591)	(136,794)

Balances, end of year	$1,081,140	$2,135,913

See notes to financial statements.

Saddlebrook Rental Pool Operation

Notes to Financial Statements

December 31, 2019 and 2018

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