Form 10-Q
period 2020-03-31
SADDLEBROOK RESORTS INC
filed 2020-05-15
CIK 313151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SADDLEBROOK RESORTS, INC.

BALANCE SHEETS

	March 31, 2020 (Unaudited)	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$—	$325,696
Escrowed cash	976,488	1,124,074
Trade accounts receivable, net	1,286,045	1,129,572
Due from related parties	841,623	465,623
Resort inventory and supplies	996,610	1,011,923
Prepaid expenses and other assets	467,159	350,539

Total current assets	4,567,925	4,407,427
Property, buildings and equipment, net	14,364,870	14,800,528
Operating lease right-of-use assets	129,175	147,223

Total assets	$19,061,970	$19,355,178

Liabilities and Shareholder’s Equity
Current liabilities:
Current portion of long-term debt, net of deferred issuance costs of $8,685 and $11,566 at March 31, 2020 and December 31, 2019, Respectively	$6,867,918	$6,953,178
Current portion of finance lease liabilities	97,778	96,206
Current portion of operating lease liabilities	74,634	73,650
Checks issued in excess of cash and cash equivalents	301,116	—
Escrowed deposits	976,488	1,124,074
Accounts payable	506,861	492,452
Accrued rental distribution	772,756	344,367
Accrued expenses and other liabilities	882,779	1,089,527
Current portion of deferred income	769,940	786,125
Guest deposits	522,381	1,393,571
Due to related parties	391,545	—

Total current liabilities	12,164,196	12,353,150
Long-term finance lease liabilities	231,743	258,258
Long-term operating lease liabilities	54,541	73,573
Deferred income	651,706	627,685

Total liabilities	13,102,186	13,312,666

Shareholder’s equity:
Common stock, $1.00 par value, 100,000 shares authorized and outstanding	100,000	100,000
Additional paid-in capital	1,013,127	1,013,127
Retained earnings	4,846,657	4,929,385

Total shareholder’s equity	5,959,784	6,042,512

Total liabilities and shareholder’s equity	$19,061,970	$19,355,178

The accompanying Notes to Financial Statements are an integral part of these financial statements

SADDLEBROOK RESORTS, INC.

STATEMENTS OF OPERATIONS

AND RETAINED EARNINGS (ACCUMULATED DEFICIT)

(Unaudited)

	Three months ended March 31,
	2020	2019
Revenues	$7,251,566	$12,116,004

Costs and expenses:
Operating costs	5,707,139	8,028,358
Sales and marketing	350,781	531,897
General and administrative	693,187	715,620
Depreciation	498,027	518,248

Total costs and expenses	7,249,134	9,794,123

Net operating income before other income (expenses)	2,432	2,321,881

Other (income) expenses
Other income	(5,312)	(5,091)
Interest expense	90,472	110,623

Total other expenses, net	85,160	105,532
Net (loss) income	(82,728)	2,216,349
Retained earnings (accumulated deficit) at beginning of period	4,929,385	(5,391,272)

Retained earnings (accumulated deficit)at end of period	$4,846,657	$(3,174,923)

The accompanying notes are an integral part of these financial statements

SADDLEBROOK RESORTS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
	2020	2019
Operating activities:
Net (loss) income	(82,728)	$2,216,349
Non-cash items included in net (loss) income:
Depreciation	498,027	518,248
Gain on the disposal of assets	(6,000)	—
Bad debt expense	3,143	—
Amortization of debt financing costs	2,881	6,638
Amortization of operating lease right-of-use assets	18,048	17,144
Interest paid on finance leases	(5,161)	(6,715)
Decrease (increase) in:
Accounts receivable	(159,616)	(2,240,913)
Inventory and supplies	15,313	19,364
Prepaid expenses and other assets	(116,620)	18,798
(Decrease) increase in:
Checks issued in excess of cash and cash equivalents	301,116	—
Escrowed deposits	(147,586)	(268,588)
Accounts payable	14,409	378,234
Accrued rental distribution	428,389	926,527
Guest deposits	(871,190)	(1,801,768)
Accrued expenses and other liabilities	(206,748)	(285,992)
Deferred income	7,836	93,736
Operating lease liabilities	(18,048)	(17,144)

Cash flows from operating activities	(324,535)	(426,082)

Investing activities:
Capital expenditures	(56,369)	(140,262)

Cash flows from investing activities	(56,369)	(140,262)

Financing activities:
Payments on long-term debt	(88,141)	(88,141)
Proceeds from line of credit	—	1,500,000
Payments on finance lease obligations	(19,782)	(15,284)
Net advances from (payments to) related parties	15,545	(356,898)

Cash flows from financing activities	(92,378)	1,039,677

Net (decrease) increase in cash, cash equivalents and escrowed cash	(473,282)	473,333
Cash, cash equivalents and escrowed cash at beginning of period	1,449,770	2,625,471

Cash, cash equivalents and escrowed cash at end of period	$976,488	$3,098,804

Supplemental disclosure of cash flow information:
Cash paid for interest	$87,591	$103,985

The accompanying notes are an integral part of these financial statements

SADDLEBROOK RESORTS, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

Saddlebrook Resorts, Inc. (the “Company”) developed and operates Saddlebrook Resort, which is a condominium hotel and resort located in Wesley Chapel, Florida.

The Company’s accompanying balance sheet for March 31, 2020, and its statements of operations and accumulated earnings and cash flows for the three month periods ended March 31, 2020 and 2019, are unaudited but reflect all adjustments which are, in the opinion of management, necessary for the fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. The balance sheet at December 31, 2019 has been derived from the audited financial statements as of that date.

The Company’s business is seasonal. Therefore, the results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for future interim periods or the full fiscal year.

These financial statements and related notes are presented for interim periods in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X, and, consequently, do not include all disclosures normally required by accounting principles generally accepted in the United States. Accordingly, these financial statements and related notes should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

Contract Balances

Timing differences among revenue recognition may result in contract assets or liabilities. Contract liabilities consists of guest deposits and deferred income and totaled approximately $1,944,000 and $2,807,000 as of March 31, 2020 and December 31, 2019, respectively. Contract assets consist of escrowed cash relating to rental pool owner deposits for the maintenance reserve fund and long-term security deposits and totaled approximately $976,000 and $1,124,000 as of March 31, 2020 and December 31, 2019, respectively.

The Company’s net trade accounts receivables were $1,286,000 and $1,130,000 as of March 31, 2020 and December 31, 2019, respectively. Trade accounts receivable are stated in the amount management expects to collect from outstanding balances. Management provides for probable uncollectible amounts through a charge to earnings and a credit to the allowance of doubtful accounts based on its assessment of the current status of individual accounts. Balances still outstanding after management has used reasonable collection efforts are written off through a charge to the allowance of doubtful accounts and a credit to trade accounts receivable. Changes in the allowance for doubtful accounts have not been material to the consolidated financial statements.

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

Note 3. Trade Accounts Receivable

	March 31, 2020 (Unaudited)	December 31, 2019
Trade accounts receivable	$1,286,662	$1,161,500
Less reserve for bad debts	(617)	(31,928)

	$ 1,286,045	$1,129,572

Note 4. Management’s Plans Regarding Liquidity and Capital Resources

The Company experienced a significant decrease in revenue for the three months ended March 31, 2020 compared to the previous year. Towards the end of December 2019, an outbreak of a novel strain of coronavirus (“COVID-19”) emerged globally. The COVID-19 outbreak in the United States has resulted in a reduction of hotel occupancy and cancellations of future reservations. It is difficult to estimate the length or severity of this outbreak; however, a significant reduction in occupancy caused by COVID-19 is expected to affect the Company’s results of operations and financial position.

In April 2020, the Company received approximately $2,949,000 of proceeds from a note payable funded under the Payroll Protection Program as part of the CARES Act. The note bears interest at 1% per annum, matures in April 2022, and requires monthly interest and principal payments of $165,529 beginning in November 2020 and through maturity. The currently issued guidelines of the program allow for the loan proceeds to be forgiven if certain requirements are met. If the Company is unable to or does not follow those guidelines, the Company would be required to repay a portion of or the entire balance of the loan proceeds in full.

The current economic conditions, expected effect on the Company’s results of operations and financial position, and uncertainty of the length or severity of the outbreak raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s ultimate shareholder has the financial ability and intent to continue to fund operations through affiliated companies that are 100% owned by the Company’s ultimate shareholder to the extent required to support the Company’s operations. The Company has loans outstanding to the affiliated companies of approximately $0.4 million as of March 31, 2020. In addition to the shareholders’ financial ability, these affiliated Companies are expected to continue to generate positive cash flows during fiscal year 2020 should additional funding be required to support the Company’s operations.

Note 5. Operating Leases

The Company leases certain equipment under non-cancellable operating leases, which begin to expire in 2021. The leases are classified as operating leases in conformity with the provisions of Topic 842. Accordingly, the Company recorded a right-of-use asset and related operating lease liability totaling approximately $217,000 upon adoption of Topic 842 as of January 1, 2019. Aggregated information regarding the leases as of and for the three months ended March 31, 2020 is as follows:

Lease costs (included in operating costs)	$18,048
Incremental borrowing rate	5.32%

Note 6. Property, Buildings and Equipment

	March 31,
	2020	December 31,
	(Unaudited)	2019
Land and land improvements	$8,830,867	$8,830,867
Buildings and recreational facilities	32,105,123	32,093,233
Machinery and equipment	21,778,127	21,863,715
Construction in progress	135,626	94,379

	62,849,743	62,882,194
Less accumulated depreciation	(48,484,873)	(48,081,666)

	$14,364,870	$14,800,528

The Company’s property, buildings and equipment are pledged as security for its debt (see Note 7).

Note 7. Notes Payable and Finance Lease Liabilities

On December 6, 2015 the Company’s financing agreement with a third party lender was modified to include renewal for the existing principal balance of $4,875,000, along with an advance of an additional $2,000,000. The new term note expires December 6, 2020. At March 31, 2020, $5,376,603 was outstanding under the note. The term note requires monthly principal payments of $29,380 plus interest of 3% over the one month LIBOR index (3.92% at March 31, 2020). The term note is collateralized by all current and subsequently acquired real and personal property. The term note requires the Company to maintain a Debt Service Ratio, as defined, of 1.25%. The Company was in default of this covenant as of December 31, 2019; however, the Company received a waiver for this default from its lender. The Company is currently discussing refinancing of its current mortgage.

On April 24, 2017, the Company entered in to a revolving line of credit agreement with the same third party lender with maximum borrowings of $1,500,000 to be used as working capital as needed. The agreement is cross collateralized with the existing term note under the same terms and conditions. Amounts borrowed under the revolving line of credit will bear interest at 3% over the one month LIBOR index (3.92% at March 31, 2020). The line of credit will terminate on December 6, 2020. As of March 31, 2020, the Company had $1,500,000 in outstanding borrowings on this agreement.

On March 1, 2018, the Company entered into a finance lease liability for equipment in the amount of $332,206. The assets associated with this lease cost $461,506, of which $129,300 was reduced through the Company’s trade-in of existing equipment. This finance lease is secured by the equipment purchased, matures in February 2023 and requires monthly payments of $6,500, including interest at 6.5%. At March 31, 2020, the amount due on this finance lease liability was $206,727.

On April 1, 2018, the Company entered into a finance lease liability for equipment in the amount of $156,942. The assets associated with this lease cost $178,942, of which $22,000 was reduced through the Company’s trade-in of existing equipment. This finance lease is secured by the equipment purchased, matures in March 2023 and requires monthly payments of $3,071, including interest at 6.5%. At March 31, 2020, the amount due on this finance lease liability was $100,192.

Note 8. Related Party Receivables and Payables

Related party receivables and payables at March 31, 2020 and December 31, 2019 are the result of net intercompany transactions and cash transfers between the Company and its shareholder and affiliated companies. Related party receivables and payables are unsecured and non-interest bearing.

Note 9. Income Taxes

The Company is currently a member of a Qualified Subchapter S Subsidiary Group. Accordingly, no income tax expense was reflected in the Company’s operating results as the tax is assessed to the shareholders of the Company’s parent company.

SADDLEBROOK RENTAL POOL OPERATION

BALANCE SHEETS

DISTRIBUTION FUND

	March 31,
	2020	December 31,
	(Unaudited)	2019
Assets
Receivable from Saddlebrook Resorts, Inc.	$772,757	$503,066

Liabilities and Participants’ Fund Balance
Due to participants for rental pool distribution	$653,884	$299,020
Due to maintenance escrow fund	118,883	45,346

	$772,757	$344,366

MAINTENANCE ESCROW FUND

	March 31,
	2020	December 31,
	(Unaudited)	2019
Assets
Cash and cash equivalents	$961,306	$1,108,892
Receivables:
Distribution fund	118,873	45,346
Prepaid expenses and other assets	14,606	14,605
Linen Inventory	45,953	—
Furniture Inventory	39,650	39,651

	$1,180,388	$1,208,494

Liabilities and Participants’ Fund Balance
Due to Saddlebrook Resorts, Inc.	$70,769	$127,354
Participants’ fund balance	1,109,619	1,081,140

	$1,180,388	$1,208,494

SADDLEBROOK RENTAL POOL OPERATION

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31,
	2020	2019
Rental pool revenues	$1,975,818	$3,617,250

Deductions:
Marketing fee	148,186	271,394
Management fee	246,977	452,156
Travel agent commissions	69,230	176,921
Credit card expense	58,349	86,488

	522,742	986,859

Net rental income	1,453,076	2,630,391
Less operator share of net rental income	(653,884)	(1,183,676)
Other revenues (expenses):
Complimentary room revenues	6,251	12,853
Minor repairs and replacements	(32,686)	(29,975)

Amount available for distribution	$772,757	$1,429,593

The accompanying notes are an integral part of these financial statements

SADDLEBROOK RENTAL POOL OPERATION

STATEMENTS OF CHANGES IN PARTICIPANTS’ FUND BALANCES

(Unaudited)

DISTRIBUTION FUND

	Three months ended March 31,
	2020	2019
Balance at beginning of period	$—	$—

Additions:
Amount available for distribution	772,757	1,429,593

Reductions:
Amount withheld for maintenance escrow fund	(118,873)	(245,917)
Amount accrued or paid to participants	(653,884)	(1,183,676)

Balance at end of period	$—	$—

MAINTENANCE ESCROW FUND

	Three months ended March 31,
	2020	2019
Balance at beginning of period	$1,081,140	2,135,913

Additions:
Amount withheld from distribution fund	118,873	245,917
Unit owner payments	120,777	88,966
Interest earned	2,617	123
Reductions:
Escrow account refunds	(94,419)	(75,612)
Maintenance charges	(80,974)	(47,969)
Unit renovations	(8,393)	(212,975)
Linen replacement	(30,002)	(233,614)

Balance at end of period	$1,109,619	$1,900,749

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

Results of Operations

Three months ended March 31, 2020 compared to three months ended March 31, 2019

The Company’s total revenues decreased approximately $4,864,000 or about 40%, for the three months ended March 31, 2020 compared to the same period in the prior year. Total revenues for the Rental Pool decreased about $1,641,000, or about 45%.

Total costs and expenses decreased approximately $2,545,000, or about 26%, for the Company, and approximately $464,000 or about 47%, for the Rental Pool Operation.

The Company experienced a net loss for the quarter in the amount of approximately $83,000 compared to the net income of the prior comparable quarter of approximately $2,216,000. Amounts available for distribution for the Rental Pool Operation decreased approximately $657,000 from the comparable period last year.

Impact of Current Economic Conditions

The Company experienced a significant decrease in revenue for the period ending March 31, 2020 compared to the previous year.

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

Toward the end of December 2019, an outbreak of a novel strain of coronavirus (“COVID-19”) emerged globally. The COVID-19 outbreak in the United States has resulted in a reduction of hotel occupancy and cancellations of future reservations. It is difficult to estimate the length or severity of the outbreak; however, a significant reduction in occupancy caused by COVID-19 is expected to affect the Company’s results of operations and financial position.

Liquidity and Capital Resources

Net loss for the 3 months ended March 31, 2020 was $82,728. Excluding non-cash expenses such as Depreciation and Amortization of $498,027 the company’s actual operating cash was $415,299.

Future operating costs and planned expenditures for minor capital additions and improvements are expected to be adequately funded by the Company and its affiliates’ current cash reserves and cash generated by the Resort’s operations.

On December 6, 2015 the Company’s financing agreement with a third party lender was modified to include renewal for the existing principal balance of $4,875,000, along with an advance of an additional $2,000,000. The new term note expires December 6, 2020. At March 31, 2020, $5,376,603 was outstanding under the note. The term note requires monthly principal payments of $29,380 plus interest of 3% over the one month LIBOR index (3.92% at March 31, 2020). The term note is collateralized by all current and subsequently acquired real and personal property. The term note requires the Company to maintain a Debt Service Ratio, as defined, of 1.25%. The Company was in default of this covenant as of December 31, 2019; however, the Company received a waiver for this default from its lender. The Company is currently discussing refinancing of its current mortgage.

On April 24, 2017, the Company entered in to a revolving line of credit agreement with the same third party lender with maximum borrowings of $1,500,000 to be used as working capital as needed. The agreement is cross collateralized with the existing term note under the same terms and conditions. Amounts borrowed under the revolving line of credit will bear interest at 3% over the one month LIBOR index. (3.92% at March 31, 2020). The line of credit will terminate on December 6, 2020. As of March 31, 2020, the Company had $1,500,000 in outstanding borrowings on this agreement.

In April 2020, the Company received approximately $2,949,000 of proceeds from a note payable funded under the Payroll Protection Program as part of the CARES Act. The note bears interest at 1% per annum, matures in April 2022, and requires monthly interest and principal payments of $165,529 beginning in November 2020 and through maturity. The currently issued guidelines of the program allow for the loan proceeds to be forgiven if certain requirements are met. If the Company is unable to or does not follow those guidelines, the Company would be required to repay a portion of or the entire balance of the loan proceeds in full.

The current economic conditions, expected effect on the Company’s results of operations and financial position, and uncertainty of the length or severity of the outbreak raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s ultimate shareholder has the financial ability and intent to continue to fund operations through affiliated companies that are 100% owned by the Company’s ultimate shareholder to the extent required to support the Company’s operations. The Company has loans outstanding to the affiliated companies of approximately $0.4 million as of March 31, 2020. In addition to the shareholders’ financial ability, these affiliated Companies are expected to continue to generate positive cash flows during fiscal year 2020 should additional funding be required to support the Company’s operations.

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

Item 4. Controls and Procedures

The Company’s management, including the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures as of March 31, 2020, pursuant to Exchange Act Rule 15d-15. Based upon that evaluation, the Company’s Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2020 in timely alerting them to material information required to be included in the Company’s periodic SEC filings.

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

There were no changes in the Company’s internal controls over financial reporting during the three months ended March 31, 2020 that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

SADDLEBROOK RESORTS, INC.
(Registrant)

Date: May 15, 2020	/s/ Donald L. Allen
Donald L. Allen
Vice President and Treasurer
(Principal Financial and
Accounting Officer)