Form 10-Q
period 2020-06-30
SADDLEBROOK RESORTS INC
filed 2020-08-14
CIK 313151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SADDLEBROOK RESORTS, INC.

BALANCE SHEETS

	June 30,
	2020	December 31,
	(Unaudited)	2019
Assets
Current assets:
Cash and cash equivalents	$1,515,750	$325,696
Escrowed cash	1,008,399	1,124,074
Trade accounts receivable, net	328,679	1,129,572
Due from related parties	1,264,058	465,623
Resort inventory and supplies	904,405	1,011,923
Prepaid expenses and other assets	322,395	350,539

Total current assets	5,343,686	4,407,427
Property, buildings and equipment, net	13,840,623	14,800,528
Operating lease right-of-use assets	110,886	147,223

Total assets	$19,295,195	$19,355,178

Liabilities and Shareholder’s Equity
Current liabilities:
Current portion of long-term debt, less deferred financing of $5,804	$6,870,799	$6,953,178
Current portion of paycheck protection program loan	1,310,469	—
Current portion of finance lease liabilities	99,375	96,206
Current portion of operating lease liabilities	75,632	73,650
Escrowed deposits	1,008,399	1,124,074
Accounts payable	230,743	492,452
Accrued rental distribution	—	344,367
Accrued expenses and other liabilities	658,988	1,089,527
Current portion of deferred income	766,481	786,125
Guest deposits	1,115,729	1,393,571
Due to related parties	140,571	—

Total current liabilities	12,277,186	12,353,150
Long-term portion of paycheck protection program loan	1,638,086	—
Long-term finance lease liabilities	204,818	258,258
Long-term operating lease liabilities	35,254	73,573
Deferred income	646,764	627,685

Total liabilities	14,802,108	13,312,666

Shareholder’s Equity:
Common stock, $1.00 par value, 100,000 shares authorized and outstanding	100,000	100,000
Additional paid-in capital	1,013,127	1,013,127
Retained earnings	3,379,960	4,929,385

Total shareholder’s equity	4,493,087	6,042,512

Total liabilities and shareholder’s equity	$19,295,195	$19,355,178

The accompanying Notes to Financial Statements are

an integral part of these financial statements

SADDLEBROOK RESORTS, INC.

STATEMENTS OF OPERATIONS

AND RETAINED EARNINGS (ACCUMULATED DEFICIT)

(Unaudited)

	Three months ended		Six Months ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenues	$1,877,941	$6,319,161	$9,129,507	$18,435,166

Costs and expenses:
Operating costs	1,988,056	5,588,788	7,695,195	13,617,156
Sales and marketing	191,388	545,620	542,169	1,077,517
General and administrative	679,197	723,769	1,372,384	1,439,384
Depreciation	483,007	516,164	981,034	1,034,407

Total costs and expenses	3,341,648	7,374,341	10,590,782	17,168,464

Net operating (loss) income before other income (expenses)	(1,463,707)	(1,055,180)	(1,461,275)	1,266,702

Other income (expenses)
Other income	4,750	4,848	10,062	9,938
Interest expense	(7,740)	(112,460)	(99,212)	(223,083)

Total other expenses, net	(2,990)	(107,612)	(88,150)	(213,145)
Net (loss) income	(1,466,697)	(1,162,792)	(1,549,425)	1,053,557
Retained earnings (accumulated deficit) at beginning of period	4,486,657	(3,174,923)	4,929,385	(5,391,272)

Retained earnings (accumulated deficit) at end of period	$3,379,960	$(4,337,715)	$3,379,960	$(4,337,715)

The accompanying notes are an integral part

of these financial statements

SADDLEBROOK RESORTS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended
	June 30,
	2020	2019
Operating activities:
Net (loss) income	$(1,549,425)	$1,053,557
Non-cash items included in net (loss) income:
Depreciation	981,034	1,034,407
Gain on the disposal of assets	(6,000)	—
Bad debt expense	3,143	—
Amortization of debt financing costs	5,763	12,024
Amortization of operating lease right-of-use assets	36,337	34,488
Interest paid on finance leases	(10,101)	(5,365)
Decrease (increase) in:
Accounts receivable	797,750	(821,855)
Inventory and supplies	107,518	14,665
Prepaid expenses and other assets	28,144	734,893
(Decrease) increase in:
Escrowed deposits	(115,675)	(295,929)
Accounts payable	(261,709)	20,541
Accrued rental distribution	(344,367)	76,274
Guest deposits	(277,842)	(1,956,451)
Accrued expenses and other liabilities	(430,539)	(237,411
Deferred income	(565)	145,104
Operating lease liabilities	(36,337)	(34,485)

Cash flows from operating activities	(1,072,871)	(225,543)

Investing activities:
Capital expenditures	(15,129)	(273,486)

Cash flows from investing activities	(15,129)	(273,486)

Financing activities:
Payments on long-term debt	(88,142)	(176,285)
Proceeds from line of credit	—	1,500,004
Proceeds from paycheck protection program loan	2,948,555	—
Payments on finance lease obligations	(40,170)	(11,966)
Net payments to related parties	(657,864)	(1,377,868)

Cash flows from financing activities	2,162,379	(66,115)

Net increase (decrease) in cash, cash equivalents and escrowed cash	1,074,379	(565,144)
Cash, cash equivalents and escrowed cash at beginning of period	1,449,770	2,625,471

Cash, cash equivalents and escrowed cash at end of period	$2,524,149	$2,060,327

Supplemental disclosure of cash flow information:
Cash paid for interest	$92,449	$211,059

The accompanying notes are an integral part

of these financial statements

SADDLEBROOK RESORTS, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

Saddlebrook Resorts, Inc. (the “Company”) developed and operates Saddlebrook Resort, which is a condominium hotel and resort located in Wesley Chapel, Florida.

The Company’s accompanying balance sheet for June 30, 2020, and its statements of operations and retained earnings (accumulated deficit) and cash flows for the three month periods ended June 30, 2020 and 2019, are unaudited but reflect all adjustments which are, in the opinion of management, necessary for the fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. The balance sheet at December 31, 2019 has been derived from the audited financial statements as of that date.

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

Contract Balances

Timing differences among revenue recognition may result in contract assets or liabilities. Contract liabilities consists of guest deposits and deferred income and totaled approximately $2,529,000 and $2,807,000 as of June 30, 2020 and December 31, 2019, respectively. Contract assets consist of escrowed cash relating to rental pool owner deposits for the maintenance reserve fund and long-term security deposits and totaled approximately $1,008,000 and $1,124,000 as of June 30, 2020 and December 31, 2019, respectively.

The Company’s net trade accounts receivables were approximately $329,000 and $1,130,000 as of June 30, 2020 and December 31, 2019, respectively. Trade accounts receivable are stated in the amount management expects to collect from outstanding balances. Management provides for probable uncollectible amounts through a charge to earnings and a credit to the allowance of doubtful accounts based on its assessment of the current status of individual accounts. Balances still outstanding after management has used reasonable collection efforts are written off through a charge to the allowance of doubtful accounts and a credit to trade accounts receivable. Changes in the allowance for doubtful accounts have not been material to the consolidated financial statements.

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

Note 3. Trade Accounts Receivable

	June 30, 2020 (Unaudited)	December 31, 2019
Trade accounts receivable	$329,296	$1,161,500
Less reserve for bad debts	(617)	(31,928)

	$328,679	$1,129,572

Note 4. Management’s Plans Regarding Liquidity and Capital Resources

The Company experienced a significant decrease in revenue for the three months ended June 30, 2020 compared to the previous year. Towards the end of December 2019, an outbreak of a novel strain of coronavirus (“COVID-19”) emerged globally. The COVID-19 outbreak in the United States has resulted in a reduction of hotel occupancy and cancellations of future reservations. It is difficult to estimate the length or severity of this outbreak; however, a significant reduction in occupancy caused by COVID-19 is expected to affect the Company’s results of operations and financial position.

In April 2020, the Company received approximately $2,949,000 of proceeds from a note payable funded under the Paycheck Protection Program as part of the CARES Act. The note bears interest at 1% per annum, matures in April 2022, and requires monthly interest and principal payments of $165,529 beginning in November 2020 and through maturity. The currently issued guidelines of the program allow for the loan proceeds to be forgiven if certain requirements are met. If the Company is unable to or does not follow those guidelines, the Company would be required to repay a portion of or the entire balance of the loan proceeds in full.

The current economic conditions, expected effect on the Company’s results of operations and financial position, and uncertainty of the length or severity of the outbreak raise substantial doubt about the Company’s ability to continue as a going concern.

Note 5. Operating Leases

The Company leases certain equipment under non-cancellable operating leases, which begin to expire in 2021. The leases are classified as operating leases in conformity with the provisions of Topic 842. Accordingly, the Company recorded a right-of-use asset and related operating lease liability totaling approximately $217,000 upon adoption of Topic 842 as of January 1, 2019. Aggregated information regarding the leases as of and for the six months ended June 30, 2020 is as follows:

Lease costs (included in operating costs)	$36,337
Incremental borrowing rate	5.32%

Note 6. Property, Buildings and Equipment

	June 30, 2020 (Unaudited)	December 31, 2019
Land and land improvements	$8,830,867	$8,830,867
Buildings and recreational facilities	32,105,123	32,093,233
Machinery and equipment	21,778,127	21,863,715
Construction in progress	94,379	94,379

	62,808,496	62,882,194
Less accumulated depreciation	(48,967,873)	(48,081,666)

	$13,840,623	$14,800,528

The Company’s property, buildings and equipment are pledged as security for its debt (see Note 7).

Note 7. Notes Payable and Finance Lease Liabilities

On December 6, 2015 the Company’s financing agreement with a third party lender was modified to include renewal for the existing principal balance of $4,875,000, along with an advance of an additional $2,000,000. The new term note expires December 6, 2020. At June 30, 2020, $5,376,603 was outstanding under the note. The term note requires monthly principal payments of $29,380 plus interest of 3% over the one month LIBOR index (3.16% at June 30, 2020). The term note is collateralized by all current and subsequently acquired real and personal property. The term note requires the Company to maintain a Debt Service Ratio, as defined, of 1.25%. The Company was in default of this covenant as of December 31, 2019; however, the Company received a waiver for this default from its lender. The Company is currently discussing refinancing of its current mortgage. Effective April 6, 2020, the lender agreed to defer payment of principal and interest through and including June 6, 2020 with regularly scheduled payments of principal and interest to resume July 6, 2020.

On April 24, 2017, the Company entered in to a revolving line of credit agreement with the same third party lender with maximum borrowings of $1,500,000 to be used as working capital as needed. The agreement is cross collateralized with the existing term note under the same terms and conditions. Amounts borrowed under the revolving line of credit will bear interest at 3% over the one month LIBOR index (3.16% at June 30, 2020). The line of credit will terminate on December 6, 2020. As of June 30, 2020, the Company had $1,500,000 in outstanding borrowings on this agreement. Effective April 24, 2020, the lender agreed to defer payment of interest (the “Payment Deferral”) through and including June 24, 2020 with regularly scheduled payments of interest to resume July 24, 2020.

In April 2020, the Company entered into a term note agreement with the same third party lender for approximately $2,949,000 funded under the Paycheck Protection Program as part of the CARES Act. The note bears interest at 1% per annum, matures in April 2022, and requires monthly interest and principal payments of $165,529 beginning in November 2020 and through maturity. The currently issued guidelines of the program allow for the loan proceeds to be forgiven if certain requirements are met. If the Company is unable to or does not follow those guidelines, the Company would be required to repay a portion of or the entire balance of the loan proceeds in full. At June 30, 2020, $2,948,555 was outstanding under the note.

On March 1, 2018, the Company entered into a finance lease liability for equipment in the amount of $332,206. The assets associated with this lease cost $461,506, of which $129,300 was reduced through the Company’s trade-in of existing equipment. This finance lease is secured by the equipment purchased, matures in February 2023 and requires monthly payments of $6,500, including interest at 6.5%. At June 30, 2020, the amount due on this finance lease liability was $190,499.

On April 1, 2018, the Company entered into a finance lease liability for equipment in the amount of $156,942. The assets associated with this lease cost $178,942, of which $22,000 was reduced through the Company’s trade-in of existing equipment. This finance lease is secured by the equipment purchased, matures in March 2023 and requires monthly payments of $3,071, including interest at 6.5%. At June 30, 2020, the amount due on this finance lease liability was $92,566.

Note 8. Related Party Receivables and Payables

Related party receivables and payables at June 30, 2020 and December 31, 2019 are the result of net intercompany transactions and cash transfers between the Company and its shareholder and affiliated companies. Related party receivables and payables are unsecured and non-interest bearing.

Note 9. Income Taxes

The Company is currently a member of a Qualified Subchapter S Subsidiary Group. Accordingly, no income tax expense was reflected in the Company’s operating results as the tax is assessed to the shareholders of the Company’s parent company.

SADDLEBROOK RENTAL POOL OPERATION

BALANCE SHEETS

DISTRIBUTION FUND

	June 30, 2020 (Unaudited)	December 31, 2019
Assets
Receivable from Saddlebrook Resorts, Inc.	$—	$344,366
Due from maintenance escrow fund	34,621	—

	$34,621	$344,666

Liabilities and Participants’ Fund Balance
Due to participants for rental pool distribution	$33,737	$299,020
Due to maintenance escrow fund	—	45,346
Payable to Saddlebrook Resorts, Inc.	884	—

	$34,621	$344,366

MAINTENANCE ESCROW FUND

	June 30, 2020 (Unaudited)	December 31, 2019
Assets
Cash and cash equivalents	$996,700	$1,108,892
Receivables:
Distribution fund	—	45,346
Prepaid expenses and other assets	54,255	14,605
Linen Inventory	27,496	—
Furniture Inventory	39,650	39,651

	$1,118,101	$1,208,494

Liabilities and Participants’ Fund Balance
Due to Saddlebrook Resorts, Inc.	$43,878	$127,354
Participants’ fund balance	1,039,602	1,081,140
Due to distribution fund	34,621	—

	$1,118,101	$1,208,494

SADDLEBROOK RENTAL POOL OPERATION

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Rental pool revenues	$229,779	$1,653,930	$2,205,597	$6,837,458

Deductions:
Marketing fee	17,233	124,045	165,419	512,809
Management fee	28,722	206,741	275,699	854,682
Travel agent commissions	95,999	206,967	165,229	486,262
Credit card expense	12,853	46,599	71,202	205,591

	154,807	584,352	677,549	2,059,344

Net rental income	74,972	1,069,578	1,528,048	4,778,114
Less operator share of net rental income	(33,737)	(481,310)	(687,621)	(2,150,152)
Other revenues (expenses):
Complimentary room revenues	604	9,021	6,855	22,252
Minor repairs and replacements	(42,723)	(17,949)	(75,409)	(71,187)

(Deficit in distribution) amount available for distribution	$(884)	$579,340	$771,873	$2,579,027

The accompanying notes are an integral part

of these financial statements

SADDLEBROOK RENTAL POOL OPERATION

STATEMENTS OF CHANGES IN PARTICIPANTS’ FUND BALANCES

(Unaudited)

DISTRIBUTION FUND

	Six months ended June 30,
	2020	2019
Balance at beginning of period	$—	$—
Additions:
Amount available for distribution	771,873	2,008,934
Reductions:
Amount withheld for maintenance escrow fund	(84,252)	(343,947)
Amount accrued or paid to participants	(687,621)	(1,664,987)

Balance at end of period	$—	$—

MAINTENANCE ESCROW FUND

	Six months ended June 30,
	2020	2019
Balance at beginning of period	$1,081,140	$2,135,913
Additions:
Amount withheld from distribution fund	84,252	343,947
Unit owner payments	146,968	142,226
Interest earned	2,717	7,162
Reductions:
Escrow account refunds	(94,990)	(306,483)
Maintenance charges	(70,366)	(121,096)
Unit renovations	(57,403)	(423,399)
Linen replacement	(52,716)	(77,479)

Balance at end of period	$1,039,602	$1,700,791

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

Results of Operations

Three months ended June 30, 2020 compared to three months ended June 30, 2019

The Company’s total revenues decreased approximately $4,441,000 or about 70%, for the three months ended June 30, 2020 compared to the same period in the prior year. Total revenues for the Rental Pool decreased about $1,424,000, or about 86%.

Total costs and expenses decreased approximately $4,033,000, or about 55%, for the Company, and approximately $430,000 or about 74%, for the Rental Pool Operation.

The Company experienced a net loss for the quarter in the amount of approximately $1,467,000 compared to the net loss of the prior comparable quarter of approximately $1,163,000. Amounts available for distribution for the Rental Pool Operation decreased approximately $580,000 from the comparable period last year.

Six months ended June 30, 2020 compared to six months ended June 30, 2019

The Company’s total revenues decreased approximately $9,306,000 or about 50%, for the six months ended June 30, 2020 compared to the same period in the prior year. Total revenues for the Rental Pool decreased about $4,632,000, or about 68%.

Total costs and expenses decreased approximately $6,578,000 or about 38%, for the Company, and approximately $1,382,000 or about 67%, for the Rental Pool Operation.

The Company experienced a net loss for the period of approximately $2,261,000 compared to the net income of the prior period of approximately $1,054,000. Amounts available for distribution for the Rental Pool Operations decreased approximately $1,807,000 over the same period in the prior year.

Impact of Current Economic Conditions

The Company experienced a significant decrease in revenue for the period ending June 30, 2020 compared to the previous year.

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

Liquidity and Capital Resources

Net loss for the 3 months ended June 30, 2020 was $1,466,697. Excluding non-cash expenses such as Depreciation and Amortization of $483,007 the company’s actual operating cash was $(983,690).

Future operating costs and planned expenditures for minor capital additions and improvements are expected to be adequately funded by the Company and its affiliates’ current cash reserves and cash generated by the Resort’s operations.

On December 6, 2015 the Company’s financing agreement with a third party lender was modified to include renewal for the existing principal balance of $4,875,000, along with an advance of an additional $2,000,000. The new term note expires December 6, 2020. At June 30, 2020, $5,376,603 was outstanding under the note. The term note requires monthly principal payments of $29,380 plus interest of 3% over the one month LIBOR index (3.16% at June 30, 2020). The term note is collateralized by all current and subsequently acquired real and personal property. The term note requires the Company to maintain a Debt Service Ratio, as defined, of 1.25%. The Company was in default of this covenant as of December 31, 2019; however, the Company received a waiver for this default from its lender. The Company is currently discussing refinancing of its current mortgage. Effective April 6, 2020, the lender agreed to defer payment of principal and interest (the “Payment Deferral”) through and including June 6, 2020 with regularly scheduled payments of principal and interest to resume July 6, 2020.

On April 24, 2017, the Company entered in to a revolving line of credit agreement with the same third party lender with maximum borrowings of $1,500,000 to be used as working capital as needed. The agreement is cross collateralized with the existing term note under the same terms and conditions. Amounts borrowed under the revolving line of credit will bear interest at 3% over the one month LIBOR index. (3.16% at June 30, 2020). The line of credit will terminate on December 6, 2020. As of June 30, 2020, the Company had $1,500,000 in outstanding borrowings on this agreement. Effective April 24, 2020, the lender agreed to defer payment of interest (the “Payment Deferral”) through and including June 24, 2020 with regularly scheduled payments interest to resume July 24, 2020.

In April 2020, the Company entered into a term note agreement with the same third party lender for approximately $2,949,000 funded under the Paycheck Protection Program as part of the CARES Act. The note bears interest at 1% per annum, matures in April 2022, and requires monthly interest and principal payments of $165,529 beginning in November 2020 and through maturity. The currently issued guidelines of the program allow for the loan proceeds to be forgiven if certain requirements are met. If the Company is unable to or does not follow those guidelines, the Company would be required to repay a portion of or the entire balance of the loan proceeds in full. At June 30, 2020, $2,948,555 was outstanding under the note.

The Company experienced a significant decrease in revenue for the three months ended June 30, 2020 compared to the previous year. Towards the end of December 2019, an outbreak of a novel strain of coronavirus (“COVID-19”) emerged globally. The COVID-19 outbreak in the United States has resulted in a reduction of hotel occupancy and cancellations of future reservations. It is difficult to estimate the length or severity of this outbreak; however, a significant reduction in occupancy caused by COVID-19 is expected to affect the Company’s results of operations and financial position.

The current economic conditions, expected effect on the Company’s results of operations and financial position, and uncertainty of the length or severity of the outbreak raise substantial doubt about the Company’s ability to continue as going concern.

The Company’s ultimate shareholder has the financial ability and intent to continue to fund operations through affiliated companies that are 100% owned by the Company’s ultimate shareholder to the extent required to support the Company’s operations. The Company has loans outstanding to the affiliated companies of approximately $141,000 as of June 30, 2020. In addition to the shareholders’ financial ability, these affiliated Companies are expected to continue to generate positive cash flows during fiscal year 2020 should additional funding be required to support the Company’s operations.

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

Item 4. Controls and Procedures

The Company’s management, including the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures as of June 30, 2020, pursuant to Exchange Act Rule 15d-15. Based upon that evaluation, the Company’s Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2020 in timely alerting them to material information required to be included in the Company’s periodic SEC filings.

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

There were no changes in the Company’s internal controls over financial reporting during the three months ended June 30, 2020 that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

SADDLEBROOK RESORTS, INC.
(Registrant)

Date: August 14, 2020	/s/ Donald L. Allen
Donald L. Allen
Vice President and Treasurer
(Principal Financial and
Accounting Officer)