Form 10-Q
period 2020-09-30
SADDLEBROOK RESORTS INC
filed 2020-11-16
CIK 313151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SADDLEBROOK RESORTS, INC.

BALANCE SHEETS

	September 30, 2020 (Unaudited)	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$—	$325,696
Escrowed cash	983,340	1,124,074
Trade accounts receivable, net	114,372	1,129,572
Due from related parties	1,591,472	465,623
Resort inventory and supplies	875,755	1,011,923
Prepaid expenses and other assets	402,287	350,539

Total current assets	3,967,226	4,407,427
Property, buildings and equipment, net	13,468,555	14,800,528
Operating lease right-of-use assets	92,353	147,223

Total assets	$17,528,134	$19,355,178

Liabilities and Shareholder’s Equity
Current liabilities:
Checks issued in excess of cash and cash equivalents	$22,984	$—
Current portion of long-term debt, less deferred financing of $2,922	6,785,540	6,953,178
Current portion of Paycheck Protection Program loan	1,801,895
Current portion of finance lease liabilities	101,000	96,206
Current portion of operating lease liabilities	76,642	73,650
Escrowed deposits	983,340	1,124,074
Accounts payable	299,881	492,452
Accrued rental distribution	123,115	344,367
Accrued expenses and other liabilities	771,456	1,089,527
Current portion of deferred income	742,334	786,125
Guest deposits	1,115,030	1,393,571

Total current liabilities	12,823,217	12,353,150
Long-term portion of Economic Injury Disaster loan	150,000	—
Long-term portion of Payroll Protection Program loan	1,146,660	—
Long-term finance lease liabilities	177,476	258,258
Long-term operating lease liabilities	15,711	73,573
Deferred income	652,345	627,685

Total liabilities	14,965,409	13,312,666

Shareholder’s equity:
Common stock, $1.00 par value, 100,000 shares authorized and outstanding	100,000	100,000
Additional paid-in capital	1,013,127	1,013,127
Retained earnings	1,449,598	4,929,385

Total shareholder’s equity	2,562,725	6,042,512

Total liabilities and shareholder’s equity	$17,528,134	$19,355,178

The accompanying Notes to Financial Statements are an integral part of these financial statements

SADDLEBROOK RESORTS, INC.

STATEMENTS OF OPERATIONS

AND RETAINED EARNINGS (ACCUMULATED DEFICIT)

(Unaudited)

	Three months ended September 30,		Nine Months ended September 30,
	2020	2019	2020	2019
Revenues	$1,724,182	$3,505,158	$10,853,689	$21,940,324

Costs and expenses:
Operating costs	2,417,908	4,186,070	10,113,103	17,803,226
Sales and marketing	117,334	390,470	659,503	1,467,987
General and administrative	665,487	683,172	2,037,871	2,122,557
Depreciation	394,393	512,646	1,375,427	1,547,052

Total costs and expenses	3,595,122	5,772,358	14,185,904	22,940,822

Net operating loss before other income (expenses)	(1,870,940)	(2,267,200)	(3,332,215)	(1,000,498)

Other income (expenses)
Other income	3,363	1,267	13,425	819
Interest expense	(62,785)	(102,715)	(160,997)	(313,774)

Total other income (expenses), net	(59,422)	101,448	(147,572)	314,594
Net loss	(1,930,362)	(2,368,648)	(3,479,787)	(1,315,092)
Retained earnings (accumulated deficit) at beginning of period	3,379,960	(4,337,717)	4,929,385	(5,391,273)

Retained earnings (accumulated deficit) at end of period	$1,449,598	$(6,706,365)	$1,449,598	$(6,706,365)

The accompanying notes are an integral part of these financial statements

SADDLEBROOK RESORTS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,
	2020	2019
Operating activities:
Net loss	$(3,479,787)	$(1,315,093)
Non-cash items included in net loss:
Depreciation	1,375,427	1,547,053
Gain on the disposal of assets	(6,000)	—
Bad debt expense	3,143	—
Amortization of debt financing costs	8,644	14,906
Amortization of operating lease right-of-use assets	54,870	52,062
Interest paid on finance leases	(14,570)	(19,062)
Decrease (increase) in:
Accounts receivable	1,012,057	267,928
Inventory and supplies	136,168	27,630
Prepaid expenses and other assets	(51,748)	793,768
(Decrease) increase in:
Checks issued in excess of cash and cash equivalents	22,984	—
Escrowed deposits	(140,734)	(637,031)
Accounts payable	(192,571)	(131,403)
Accrued rental distribution	(221,252)	(301,615)
Guest deposits	(278,541)	(1,673,372)
Accrued expenses and other liabilities	(318,071)	(320,688)
Deferred income	(19,131)	(58,099)
Operating lease liabilities	(54,870)	(52,062)

Cash flows from operating activities	(2,163,982)	(1,805,078)

Investing activities:
Capital expenditures	(37,454)	(404,474)

Cash flows from investing activities	(37,454)	(404,474)

Financing activities:
Payments on long-term debt	(176,282)	(264,424)
Proceeds from line of credit	—	1,500,000
Proceeds from long-term debt	150,000	—
Proceeds from payroll protection program loan	2,948,555	—
Payments on finance lease obligations	(61,418)	(22,465)
Net advances from (payments to) related parties	(1,125,849)	164,363

Cash flows from financing activities	1,735,006	1,377,474

Net decrease in cash, cash equivalents and escrowed cash	(466,430)	(715,880)
Cash, cash equivalents and escrowed cash at beginning of period	1,449,770	2,625,471

Cash, cash equivalents and escrowed cash at end of period	$983,340	$1,909,591

Supplemental disclosure of cash flow information:
Cash paid for interest	$92,449	$313,774

The accompanying notes are an integral part of these financial statements

SADDLEBROOK RESORTS, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

Saddlebrook Resorts, Inc. (the “Company”) developed and operates Saddlebrook Resort, which is a condominium hotel and resort located in Wesley Chapel, Florida.

The Company’s accompanying balance sheet for September 30, 2020, and its statements of operations and accumulated earnings and cash flows for the nine month periods ended September 30, 2020 and 2019, are unaudited but reflect all adjustments which are, in the opinion of management, necessary for the fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. The balance sheet at December 31, 2019 has been derived from the audited financial statements as of that date.

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

Contract Balances

Timing differences among revenue recognition may result in contract assets or liabilities. Contract liabilities consists of guest deposits and deferred income and totaled approximately $1,902,000 and $2,807,000 as of September 30, 2020 and December 31, 2019, respectively. Contract assets consist of escrowed cash relating to rental pool owner deposits for the maintenance reserve fund and long-term security deposits and totaled approximately $983,000 and $1,124,000 as of September 30, 2020 and December 31, 2019, respectively.

The Company’s net trade accounts receivables were $114,000 and $1,130,000 as of September 30, 2020 and December 31, 2019, respectively. Trade accounts receivable are stated in the amount management expects to collect from outstanding balances. Management provides for probable uncollectible amounts through a charge to earnings and a credit to the allowance of doubtful accounts based on its assessment of the current status of individual accounts. Balances still outstanding after management has used reasonable collection efforts are written off through a charge to the allowance of doubtful accounts and a credit to trade accounts receivable. Changes in the allowance for doubtful accounts have not been material to the consolidated financial statements.

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

Note 3. Trade Accounts Receivable

	September 30, 2020 (Unaudited)	December 31, 2019
Trade accounts receivable	$114,989	$1,161,500
Less reserve for bad debts	(617)	(31,928)

	$114,372	$1,129,572

Note 4. Management’s Plans Regarding Liquidity and Capital Resources

The Company experienced a significant decrease in revenue for the nine months ended September 30, 2020 compared to the previous year. Towards the end of December 2019, an outbreak of a novel strain of coronavirus (“COVID-19”) emerged globally. The COVID-19 outbreak in the United States has resulted in a reduction of hotel occupancy and cancellations of future reservations. It is difficult to estimate the length or severity of this outbreak; however, a significant reduction in occupancy caused by COVID-19 is expected to affect the Company’s results of operations and financial position.

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

In September 2020, the Company received $150,000 of proceeds from an Economic Injury Disaster Loan (“EIDL”) note payable funded by the U.S. Small Business Administration. The note bears interest at 3.75% per annum, matures in September 2050, and requires monthly interest and principal payments of $731 beginning in September 2021 and through maturity.

The current economic conditions, expected effect on the Company’s results of operations and financial position, and uncertainty of the length or severity of the outbreak raise substantial doubt about the Company’s ability to continue as a going concern.

Note 5. Operating Leases

The Company leases certain equipment under non-cancellable operating leases, which begin to expire in 2021. The leases are classified as operating leases in conformity with the provisions of Topic 842. Accordingly, the Company recorded a right-of-use asset and related operating lease liability totaling approximately $217,000 upon adoption of Topic 842 as of January 1, 2019. Aggregated information regarding the leases as of and for the nine months ended September 30, 2020 is as follows:

Lease costs (included in operating costs)	$54,870
Incremental borrowing rate	5.32%

Note 6. Property, Buildings and Equipment

	September 30, 2020 (Unaudited)	December 31, 2019
Land and land improvements	$8,830,867	$8,830,867
Buildings and recreational facilities	32,105,123	32,093,233
Machinery and equipment	21,798,595	21,863,715
Construction in progress	96,234	94,379

	62,830,819	62,882,194
Less accumulated depreciation	(49,362,264)	(48,081,666)

	$13,468,555	$14,800,528

The Company’s property, buildings and equipment are pledged as security for its debt (see Note 7).

Note 7. Notes Payable and Finance Lease Liabilities

On December 6, 2015 the Company’s financing agreement with a third party lender was modified to include renewal for the existing principal balance of $4,875,000, along with an advance of an additional $2,000,000. The new term note expires December 6, 2020. At September 30, 2020, $5,288,462 was outstanding under the note. The term note requires monthly principal payments of $29,380 plus interest of 3% over the one month LIBOR index (3.14%) at September 30, 2020). The term note is collateralized by all current and subsequently acquired real and personal property. The term note requires the Company to maintain a Debt Service Ratio, as defined, of 1.25%. The Company was in default of this covenant as of December 31, 2019; however, the Company received a waiver for this default from its lender. The Company is currently discussing refinancing of its current mortgage.

On April 24, 2017, the Company entered in to a revolving line of credit agreement with the same third party lender with maximum borrowings of $1,500,000 to be used as working capital as needed. The agreement is cross collateralized with the existing term note under the same terms and conditions. Amounts borrowed under the revolving line of credit will bear interest at 3% over the one month LIBOR index (3.14%) at September 30, 2020). The line of credit will terminate on December 6, 2020. As of September 30, 2020, the Company had $1,500,000 in outstanding borrowings on this agreement. Lender hereby agrees to defer payment of principal plus interest (the “Payment Deferral”) through and including June 6, 2020 with regularly scheduled payments of principal plus interest to resume July 6, 2020.

In April 2020, the Company entered into a term note agreement with the same third party lender for approximately $2,949,000 funded under the Paycheck Protection Program as part of the CARES Act. The note bears interest of 1% per annum, matures in April 2022, and requires a monthly interest and principal payments of $165,529 beginning in November 2020 and through maturity. The currently issued guidelines of the program allow for the loan proceeds to be forgiven if certain requirements are met. If the Company is unable to or does not follow those guidelines, the Company would be required to repay a portion of or the entire balance of the entire balance of the loan proceeds in full. At September 30, 2020, $2,948,555 was outstanding under the note.

On September 25, 2020, the Company entered into an EIDL note payable for $150,000 funded by the U.S. Small Business Administration. The note bears interest at 3.75% per annum, matures in September 2050, and requires monthly interest and principal payments of $731 beginning in September 2021 and through maturity. At September 30, 2020, $150,000 was outstanding under the note.

On March 1, 2018, the Company entered into a finance lease liability for equipment in the amount of $332,206. The assets associated with this lease cost $461,506, of which $129,300 was reduced through the Company’s trade-in of existing equipment. This finance lease is secured by the equipment purchased, matures in February 2023 and requires monthly payments of $6,500, including interest at 6.5%. At September 30, 2020, the amount due on this finance lease liability was $174,005.

On April 1, 2018, the Company entered into a finance lease liability for equipment in the amount of $156,942. The assets associated with this lease cost $178,942, of which $22,000 was reduced through the Company’s trade-in of existing equipment. This finance lease is secured by the equipment purchased, matures in March 2023 and requires monthly payments of $3,071, including interest at 6.5%. At September 30, 2020, the amount due on this finance lease liability was $84,817.

Note 8. Related Party Receivables

Related party receivables at September 30, 2020 and December 31, 2019 are the result of net intercompany transactions and cash transfers between the Company and its shareholder and affiliated companies. Related party receivables are unsecured and non-interest bearing.

Note 9. Income Taxes

The Company is currently a member of a Qualified Subchapter S Subsidiary Group. Accordingly, no income tax expense was reflected in the Company’s operating results as the tax is assessed to the shareholders of the Company’s parent company.

SADDLEBROOK RENTAL POOL OPERATION

BALANCE SHEETS

DISTRIBUTION FUND

	September 30, 2020 (Unaudited)	December 31, 2019
Assets
Receivable from Saddlebrook Resorts, Inc.	$123,115	344,366

Liabilities and Participants’ Fund Balance
Due to participants for rental pool distribution	$106,205	$299,020
Due to maintenance escrow fund	16,910	45,346

	$123,115	$344,366

MAINTENANCE ESCROW FUND

	September 30, 2020 (Unaudited)	December 31, 2019
Assets
Cash and cash equivalents	$970,565	$1,108,892
Receivables:
Distribution fund	16,910	45,346
Prepaid expenses and other assets	43,269	14,605
Linen Inventory	15,419	—
Furniture Inventory	39,651	39,651

	$1,085,814	$1,208,494

Liabilities and Participants’ Fund Balance
Due to Saddlebrook Resorts, Inc.	$98,469	$127,354
Participants’ fund balance	987,345	1,081,140

	$1,085,814	$1,208,494

SADDLEBROOK RENTAL POOL OPERATION

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Rental pool revenues	$319,049	$614,217	$2,524,646	$5,885,397

Deductions:
Marketing fee	23,929	46,066	189,348	441,405
Management fee	39,881	76,777	315,580	735,674
Travel agent commissions	15,295	90,840	180,524	474,728
Credit card expense	3,933	20,839	75,135	153,926

	83,038	234,522	760,587	1,805,733

Net rental income	236,011	379,695	1,764,059	4,079,664
Less operator share of net rental income	(106,205)	(170,863)	(793,826)	(1,835,849)
Other revenues (expenses):
Complimentary room revenues	4,307	4,083	11,162	25,957
Minor repairs and replacements	(10,998)	(11,464)	(86,407)	(59,387)

Amount available for distribution	$123,115	$201,451	$894,988	$2,210,385

The accompanying notes are an integral part of these financial statements

SADDLEBROOK RENTAL POOL OPERATION

STATEMENTS OF CHANGES IN PARTICIPANTS’ FUND BALANCES

(Unaudited)

DISTRIBUTION FUND

	Nine months ended September 30,
	2020	2019
Balance at beginning of period	$—	$—

Additions:
Amount available for distribution	894,988	2,210,385

Reductions:
Amount withheld for maintenance escrow fund	{101,162)	(374,535)
Amount accrued or paid to participants	(793,826)	(1,835,850)

Balance at end of period	$—	$—

MAINTENANCE ESCROW FUND

	Nine months ended September 30,
	2020	2019
Balance at beginning of period	$1,081,140	2,135,913

Additions:
Amount withheld from distribution fund	101,162	374,535
Unit owner payments	157,133	292,213
Interest earned	2,783	13,789
Reductions:
Escrow account refunds	(99,968)	(306,483)
Maintenance charges	(114,829)	(172,493)
Unit renovations	(75,284)	(957,807)
Linen replacement	(64,792)	(96,789)

Balance at end of period	$987,345	$1,282,878

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

Results of Operations

Three months ended September 30, 2020 compared to three months ended September 30, 2019

The Company’s total revenues decreased approximately $1,781,000 or about 50%, for the three months ended September 30, 2020 compared to the same period in the prior year. Total revenues for the Rental Pool decreased about $295,000, or about 53%.

Total costs and expenses decreased approximately $2,177,000 or about 38%, for the Company, and approximately $151,000 or about 36%, for the Rental Pool Operation.

The Company experienced a net loss for the quarter in the amount of approximately $1,930,000 compared to the net loss of the prior comparable quarter of approximately $2,267,000. Amounts available for distribution for the Rental Pool Operation decreased approximately $78,000 from the comparable period last year.

Nine months ended September 30, 2020 compared to nine months ended September 30, 2019

The Company’s total revenues decreased approximately $11,087,000 or about 50%, for the nine months ended September 30, 2020 compared to the same period in the prior year. Total revenues for the Rental Pool decreased about $3,360,000, or about 43%.

Total costs and expenses decreased approximately $8,755,000 or about 62%, for the Company, and approximately $1,045,000 or about 57%, for the Rental Pool Operation.

The Company experienced a net loss for the period of approximately $3,480,000 compared to the net loss of the prior period of approximately $1,315,000. Amounts available for distribution for the Rental Pool Operations decreased approximately $1,315,000 over the same period in the prior year.

Impact of Current Economic Conditions

The Company experienced a significant decrease in revenue for the period ending September 30, 2020 compared to the previous year.

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

Liquidity and Capital Resources

Net loss for the 3 months ended September 30, 2020 was $1,930,000. Excluding non-cash expenses such as Depreciation and Amortization of $1,384,000 the company’s actual operating cash deficit was $546,000.

Future operating costs and planned expenditures for minor capital additions and improvements are expected to be adequately funded by the Company and its affiliates’ current cash reserves and cash generated by the Resort’s operations.

On December 6, 2015 the Company’s financing agreement with a third party lender was modified to include renewal for the existing principal balance of $4,875,000, along with an advance of an additional $2,000,000. The new term note expires December 6, 2020. At September 30, 2020, $5,376,603 was outstanding under the note. The term note requires monthly principal payments of $29,380 plus interest of 3% over the one month LIBOR index (3.14%) at September 30, 2020). The term note is collateralized by all current and subsequently acquired real and personal property. The term note requires the Company to maintain a Debt Service Ratio, as defined, of 1.25%. The Company was in default of this covenant as of December 31, 2019; however, the Company received a waiver for this default from its lender. The Company is currently discussing refinancing of its current mortgage.

On April 24, 2017, the Company entered in to a revolving line of credit agreement with the same third party lender with maximum borrowings of $1,500,000 to be used as working capital as needed. The agreement is cross collateralized with the existing term note under the same terms and conditions. Amounts borrowed under the revolving line of credit will bear interest at 3% over the one month LIBOR index. (3.14%) at September 30, 2020). The line of credit will terminate on December 6, 2020. As of September 30, 2020, the Company had $1,500,000 in outstanding borrowings on this agreement. Effective April 24, 2020, the lender agreed to defer payment of interest (the ”Payment Deferral”) through and including June 24, 2020 with regularly scheduled payments interest resuming July 24, 2020.

In April 2020, the Company entered into a term note agreement with the same third party lender for approximately $2,949,000 funded under the Paycheck Protection Program as part of the CARES Act. The note bears interest at 1% per annum, matures in April 2022, and requires monthly interest and principal payments of $165,529 beginning in November 2020 and through maturity. The currently issued guidelines of the program allow for the loan proceeds to be forgiven if certain requirements are met. If the Company is unable to or does not follow those guidelines, the Company would be required to repay a portion of or the entire balance of the loan proceeds in full. At September 30, 2020, $2,948,555 was outstanding under the note.

On September 25, 2020, the Company entered into an EIDL note payable for $150,000 funded by the U.S. Small Business Administration. The note bears interest at 3.75% per annum, matures in September 2050, and requires monthly interest and principal payments of $731 beginning in September 2021 and through maturity. At September 30, 2020, $150,000 was outstanding under the note.

The Company experienced a significant decrease in revenue for the three months ended September 30, 2020 compared to the previous year. Towards the end of December 2019, an outbreak of a novel strain of coronavirus emerged globally. The COVID-19 outbreak in the United States has resulted in a reduction of hotel occupancy and cancellations of future reservations. It is difficult to estimate the length or severity of this outbreak; however, a significant reduction in occupancy caused by COVID-19 is expected to affect the Company’s results of operations and financial position.

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

Item 4. Controls and Procedures

The Company’s management, including the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures as of September 30, 2020, pursuant to Exchange Act Rule 15d-15. Based upon that evaluation, the Company’s Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2020 in timely alerting them to material information required to be included in the Company’s periodic SEC filings.

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

There were no changes in the Company’s internal controls over financial reporting during the three months ended September 30, 2020 that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

SADDLEBROOK RESORTS, INC.
(Registrant)

Date: November 16, 2020	/s/ Donald L. Allen
Donald L. Allen
Vice President and Treasurer
(Principal Financial and
Accounting Officer)