Form 10-Q/A
period 2020-09-30
SADDLEBROOK RESORTS INC
filed 2020-12-04
CIK 313151

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

Explanatory Note

This Amendment No. 1 on Form 10-Q/A amends the Quarterly Report on Form 10-Q of Saddlebrook Resorts, Inc. for the quarter ended September 30, 2020 filed on November 16, 2020 (the “Form 10-Q”) for the sole purpose of furnishing the interactive data files as Exhibit 101 in accordance with Rule 405(a)(2) of Regulation S-T.

No other changes have been made to the Form 10-Q except for the furnishing of the exhibit described above. This Form 10-Q/A speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Form 10-Q.

Item 6. Exhibits

The following exhibits are included in this Form 10-Q/A:

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

SADDLEBROOK RESORTS, INC.
(Registrant)

Date: December 4, 2020	/s/ Donald L. Allen
Donald L. Allen
Vice President and Treasurer
(Principal Financial and
Accounting Officer)