Form 10-K
period 2020-12-31
SADDLEBROOK RESORTS INC
filed 2021-04-28
CIK 313151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended December 31, 2020

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.     YES  ☐    NO  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. Not applicable.

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

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

At December 31, 2020, there were approximately 170 persons employed by the Company. The Company’s management relationship with its employees is excellent and there are no collective bargaining agreements.

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

A total of 556 condominium units are at the Resort comprised of one-, two- and three-bedroom suites. Of these condominium units, 408 are designed for hotel occupancy and located in an area called the Walking Village. The remaining 148 are slightly larger, designed for longer-termed rental, and are located in an area called the Lakeside Village. At December 31, 2020, there were 508 hotel accommodations participating in the Rental Pool. The three-bedroom condominium units become hotel accommodations as a two-bedroom suite with a separate adjoining hotel room. Some two-bedroom condominium units become hotel accommodations as a one-bedroom suite with a separate adjoining hotel room.

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

Recent Accounting and Reporting Pronouncements

In August 2020, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2020-06, which amends and simplifies existing guidance in an effort to reduce the complexity of accounting for convertible instruments and to provide financial statement users with more meaningful information. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, including interim periods therein, with early adoption permitted for fiscal years beginning after December 15, 2020. This update may be applied retrospectively or on a modified retrospective basis with the cumulative effect recognized as an adjustment to the opening balance of retained earnings on the date of adoption. Additionally, this update provides for a one-time irrevocable election by entities to apply the fair value option in accordance with ASC Topic 825-10, “Financial Instruments - Overall,” for any liability-classified convertible securities, with the difference between the carrying amount and the fair value recorded as a cumulative-effect adjustment to opening retained earnings as of the beginning of the period of adoption. We do not anticipate any impact upon adoption.

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

Asset Impairments - The Company’s management periodically evaluates whether there has been a permanent impairment of long-lived assets. The Company’s management believes that the accounting estimates related to asset impairments are critical estimates for the following reasons: (1) the ongoing changes in management’s expectations regarding future utilization of assets; and (2) the impact of an impairment on reported assets and earnings could be material. During the years ended December 31, 2020 and 2019, the Company’s management evaluated long-lived assets for impairment and concluded that no impairment charge was necessary during the years then ended.

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

Revenue Recognition - Resort revenues are recognized as services are performed or products are delivered with the exception of initiation fee revenue, which is recognized over the average life of the memberships. Resort revenues also include rental revenues for condominium units owned by third parties participating in the Rental Pool. If these rental units were owned by the Company, normal costs associated with ownership such as depreciation, real estate taxes, unit maintenance and other costs would have been incurred.

Allowance for Doubtful Accounts – The Company establishes an allowance for doubtful accounts for accounts receivable based upon factors surrounding specific customers, historical trends and other information.

Loss Contingencies – The Company estimates loss contingencies in accordance with FASB ASC 450-20 Loss Contingencies, which states that a loss contingency shall be accrued by a charge to income if both of the following conditions are met: (a) information available before the financial statements are issued or are available to be issued indicates that it is probable that a liability had been incurred at the date of the financial statements and (b) the amount of loss can be reasonably estimated. We do not believe that the ultimate resolution of our litigation matters will have an adverse effect on the Company’s financial position and results of operations. As such, there have been no adjustments for loss contingencies to the accompanying financial statements as of and for the year ended December 31, 2020.

See the Notes to the Financial Statements for Saddlebrook Resorts, Inc. in Item 8 hereof for additional accounting policies used in the preparation of the financial statements.

Impact of Current Economic Conditions

The Company experienced a significant decrease in revenue for the year ending December 31, 2020 compared to the previous year. The Company is optimistic the trend will improve during 2021; however, actual results may differ from expectations. The decrease in expenses for the year ending December 31, 2020 as compared to the prior year is a result of decreased occupancy and reductions in wages, benefits, and operating expenses.

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

Going Concern

Net loss for the 12 month period ended December 31, 2020 was $4,536,477. Excluding non-cash expenses such as depreciation and amortization of $1,782,603 the Company’s actual operation cash loss was $2,752,874.

Future operating costs and planned expenditures for minor capital additions and improvements are expected to be adequately funded by the Company and its affiliates’ current cash reserves and cash generated by the Resort’s operations.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to meet its obligations and continue its operations for the next fiscal year. The continuation of the Company as a going concern is dependent upon financial support from the Company’s current stockholder and the Company’s ability to generate sufficient cash flows from operations. As there can be no assurance that the Company will be able to achieve positive cash flows (become profitable), there is substantial doubt about the Company’s ability to continue as a going concern.

These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

Results of Operations

The following chart highlights changes in the sources of Company revenues:

	Year ended December 31,
	2020	2019
Rental Pool Revenues	23%	26%
Food and beverage	28	36
Resort facilities and other	49	35

	100%	100%

2020 Compared to 2019

The Company’s total revenue decreased $12,802,000 or approximately 49%, from the prior year. Rental Pool revenue decreased $5,711,000 or approx. 60%. Food and Beverage revenue Decreased $5,711,000 or approx. 60%.

The Company’s costs and expenses decreased $11,534,000, or approximately 39%. Costs and expenses of the Rental Pool Operation decreased $1,153,000 or approximately 56%.

The Company’s net loss was approximately $4,508,000, compared with a net loss of approximately $3,443,000 in the prior year. Amounts available for distribution to rental pool participants decreased by approximately $1,438,000.

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

The Company maintains disclosure controls and procedures (as defined in Rule 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended) that are designed to provide reasonable assurance that information required to be reported in the Company’s SEC filings is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. As of December 31, 2020, under the direction of our chief executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures and concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

The Company’s management has assessed the effectiveness of internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Due to a lack of accounting personnel, the Company’s inability to segregate various accounting functions, lack of a control function over original documentation of agreements, and a lack of a documented control environment with respect to our operating entities, management has concluded that there was a material weakness in our internal control environment based on these matters and has concluded that as of December 31, 2020, our internal control over financial reporting was not effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The Directors and Executive Officers of the Company are as follows:

Name	Position and Background
Thomas L. Dempsey Age 94	Chairman of the Board and Chief Executive Officer of the Company. Chairman of the Board of Saddlebrook Holdings, Inc.

Maureen Dempsey Age 62	Director, President and Assistant Secretary of the Company. Director and President of Saddlebrook Holdings, Inc. Daughter of Thomas Dempsey.

Diane L. Riehle Age 60	Director, Vice President and Assistant Secretary of the Company. Director and Vice Chairman of the Board of Saddlebrook Holdings, Inc. Daughter of Thomas Dempsey.

Donald L. Allen Age 80	Vice President and Treasurer of the Company.

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

The following table sets forth the remuneration paid to the Company’s named executive officers by the Company and its parent, Saddlebrook Holdings, Inc. consolidated, during the two years ended December 31, 2020 and 2019.

Summary Compensation Table

Name and Principal Position	Fiscal year	Salary	Bonus	Other annual compensation (1)	Total
Thomas L. Dempsey	2020	$48,846	$—	$10,720	$59,566
Chairman of the Board and Chief Executive Officer	2019	50,000	—	25,492	75,492
Maureen Dempsey	2020	116,346	—	15,025	131,371
President and Assistant Secretary	2019	125,000	—	16,756	142,406
Pat Ciaccio	2020	128,845	—	142	128,987
General Manager	2019	125,000	650	483	126,133

(1)	Other Annual Compensation for 2020 consists of the following;

Tax Preparation Fees

Health Insurance premiums paid on behalf of greater than 2% shareholders Group Term Life Insurance (“GTL”)

The following table shows the amounts for each category received by each named executive.

Executive	Tax Prep.	Health Premium	GTL
Thomas L. Dempsey	$21,252	$3,024	$1,195
Maureen Dempsey	4,000	3,024	—
Pat Ciaccio	—	—	—

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

Cherry Bekaert LLP served as the Company’s independent registered certified pubic accounting firm for the fiscal years ended December 31, 2020 and December 31, 2019.

The following fees were paid for services rendered during the Company’s last two fiscal years:

Audit Fees: $101,100 and $98,030 for the fiscal years ended December 31, 2020 and 2019, respectively, for professional services rendered for the audit of the Company’s annual financial statements, review of financial statements included in its Forms 10-Q and services that are normally provided by the auditors in connection with statutory and regulatory filings or engagements for those fiscal years.

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

10.1	Management Contract between Saddlebrook Resorts, Inc. and the Saddlebrook Association of Condominium Owners, Inc. (P).

10.2	Saddlebrook Rental Pool and Agency Appointment Agreement. (incorporated by reference to Registrant’s Form 10-K for the annual period ended December 31, 2003)

10.3	Saddlebrook Rental Management Agency Employment (P).

10.4	Form of Purchase Agreement (P).

10.5	Form of Deed (P).

10.6	Form of Bill of Sale (P).

10.7	Loan Agreement, dated June 6, 2014, between Saddlebrook Resorts, Inc. and USAmeriBank (incorporated by reference to the Registrant’s Form 8-K dated June 6, 2014).

10.8	Renewal Promissory Note, dated December 6, 2015, between Saddlebrook Resorts, Inc. and USAmeriBank. (incorporated by reference to the Registrant’s Form 10-K for the fiscal year ending December 31, 2015).

10.9	Revolving Line of Credit Agreement dated April 24, 2017 (incorporated by reference to the Registrant’s Form 10-Q for the period ending March 31, 2017).

14.1	Code of Ethics (incorporated by reference to the Registrant’s Form 10-K for the fiscal year ending December 31, 2020)

31.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.	INS XBRL Instance Document

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

SADDLEBROOK RESORTS, INC.
(Registrant)

Date: April 28, 2021	/s/ Donald L. Allen
Donald L. Allen
Vice President and Treasurer
(Principal Financial and
Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on April 28, 2021.

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

December 31, 2020 and 2019

Report of Independent Registered Certified Public Accounting Firm

To the Shareholder and the Board of Directors

Saddlebrook Resorts, Inc.

Wesley Chapel, Florida

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Saddlebrook Resorts, Inc. (the “Company”) as of December 31, 2020 and 2019, and the related statements of operations, comprehensive loss, changes in shareholder’s equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Property, Buildings, and Equipment Impairment Assessment

Description of Matter

The Company’s net property, buildings, and equipment was approximately $13,107,000 at December 31, 2020. The Company’s impairment assessment of property, buildings and equipment involved assessing the recoverability of the carrying value of assets. Management’s assessment included significant judgments and assumptions relating to the recoverability of the carrying value of these assets.

Management made significant judgments when assessing the recoverability of property, buildings, and equipment. As a result, a high degree of auditor judgment and effort was required in performing audit procedures to evaluate the reasonableness of management’s significant judgments and assumptions identified above. These judgements are sensitive to future events or economic conditions.

How We Addressed the Matter in Our Audit

Our audit procedures included the following:

•	Obtained an understanding of the internal controls and processes in place over the Company’s impairment assessment.

•	Evaluated the significant assumptions and inputs used in management’s assessment.

•	Reviewed corroborating documentation to support management’s assumptions and inputs.

/s/ Cherry Bekaert LLP

We have served as the Company’s auditor since 2007.

Tampa, Florida
April 28, 2021

Saddlebrook Resorts, Inc.

Balance Sheets

December 31, 2020 and 2019

	2020	2019
Assets
Current assets
Cash and cash equivalents	$235,245	$325,696
Escrowed cash	977,391	1,124,074
Trade accounts receivable, net	483,561	1,129,572
Due from related parties	2,539,401	465,623
Resort inventory and supplies	847,527	1,011,923
Prepaid expenses and other assets	542,233	350,539

Total current assets	5,625,358	4,407,427
Property, buildings and equipment, net	13,106,914	14,800,528
Operating lease right-of-use assets	73,573	147,223

Total assets	$18,805,845	$19,355,178

Liabilities and Shareholder’s Deficit
Current liabilities
Current portion of long-term debt	$6,664,219	$6,953,178
Current portion of Paycheck Protection Program loan	1,474,278	—
Current portion of finance lease liabilities	102,649	96,206
Current portion of operating lease liabilities	73,573	73,650
Escrowed deposits	977,391	1,124,074
Accounts payable	477,024	492,452
Accrued rental distribution	221,528	344,367
Accrued expenses and other liabilities	1,007,001	1,089,527
Current portion of deferred income	696,544	786,125
Guest deposits	2,002,139	1,393,571
Due to related parties	1,186,165	—

Total current liabilities	14,882,511	12,353,150
Long-term portion of economic injury disaster loan	150,000	—
Long-term portion of Paycheck Protection Program loan	1,474,278	—
Long-term finance lease liabilities	149,714	258,258
Long-term operating lease liabilities	—	73,573
Deferred income	643,307	627,685

Total liabilities	17,299,810	13,312,666

Commitments and contingencies (Note 9 and 12)
Shareholder’s equity
Common stock, $1 par, 100,000 shares authorized, issued and outstanding	100,000	100,000
Additional paid-in capital	1,013,127	1,013,127
Retained earnings	392,908	4,929,385

Total shareholder’s equity	1,506,035	6,042,512

Total liabilities and shareholder’s equity	$18,805,845	$19,355,178

See notes to financial statements.

Saddlebrook Resorts, Inc.

Statements of Operations

Years ended December 31, 2020 and 2019

	2020	2019
Resort revenues	$13,507,608	$26,309,406

Costs and expenses:
Operating costs of resort	12,713,508	22,376,484
Sales and marketing	669,995	1,805,613
General and administrative	2,686,077	3,114,476
Depreciation	1,749,209	2,050,007

Total costs and expenses	17,818,789	29,346,580

Net operating loss before other expenses (income)	(4,311,181)	(3,037,174)

Other expenses (income):
Interest expense	258,325	424,505
Other income	(33,029)	(18,643)

Total other expense	225,296	405,862

Net loss	$(4,536,477)	$(3,443,036)

See notes to financial statements.

Saddlebrook Resorts, Inc.

Statements of Changes in Shareholder’s (Deficit) Equity

Years ended December 31, 2020 and 2019

	Common Stock	Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Total Shareholder’s (Deficit) Equity
Balances at January 1, 2019	$100,000	$1,013,127	$(5,391,272)	$(4,278,145)
Net loss	—	—	(3,443,036)	(3,443,036)
Elimination of related party receivables and payables, net			13,763,693	13,763,693

Balances at December 31, 2019	100,000	1,013,127	4,929,385	6,042,512
Net loss	—	—	(4,536,477)	(4,536,477)

Balances at December 31, 2020	$100,000	$1,013,127	$392,908	$1,506,035

See notes to financial statements.

Saddlebrook Resorts, Inc.

Statements of Cash Flows

Years ended December 31, 2020 and 2019

	2020	2019
Cash flows from operating activities
Net loss	$(4,536,477)	$(3,443,036)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	1,749,209	2,050,007
Amortization of debt financing costs	33,395	17,788
Amortization of lease right-of-use assets	73,650	69,872
Interest paid on finance leases	18,643	24,681
Allowance for doubtful accounts	31,311	12,118
On sale of assets	12,938	—
Change in operating assets and liabilities
(Increase) decrease in
Trade accounts receivable	614,700	177,466
Resort inventory and supplies	164,396	41,722
Prepaid expenses and other assets	(191,694)	806,483
Increase (decrease) in
Escrowed deposits	(146,683)	(756,157)
Accounts payable	(15,428)	(180,683)
Accrued rental distribution	(122,839)	(158,699)
Accrued expenses and other liabilities	(82,526)	(68,026)
Deferred income	(73,959)	135,216
Guest deposits	608,568	(1,172,579)
Operating lease liabilities	(73,650)	(69,872)

Net cash flows from operating activities	(1,936,446)	(2,513,699)

Cash flows from investing activities
Proceeds from the sale of assets	6,000	—
Capital expenditures	(74,533)	(284,519)

Net cash flows from investing activities	(68,533)	(284,519)

Cash flows from financing activities
Principal payments on long-term debt	(322,354)	(352,564)
(Payments) proceeds from line of credit	—	1,500,000

Proceeds from Economic Injury Disaster Loan	150,000	—
Proceeds from Payroll Protection Program Loan	2,948,556	—
Payments on finance lease obligations	(120,744)	(90,775)
Net (repayments to) advances from related parties	(887,613)	565,856

Net cash flows from financing activities	1,767,845	1,622,517

Net change in cash, cash equivalents and escrowed cash	(237,134)	(1,175,701)
Cash, cash equivalents and escrowed cash, beginning of year	1,449,770	2,625,471

Cash, cash equivalents and escrowed cash, end of year	$1,212,636	$1,449,770

Supplemental disclosure
Cash paid for interest	$92,449	$406,718

See notes to financial statements.

Saddlebrook Resorts, Inc.

Notes to Financial Statements

December 31, 2020 and 2019

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

A summary of the Company’s significant accounting policies are as follows:

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates, particularly given the significant social and economic disruptions and uncertainties associated with the ongoing coronavirus pandemic (“COVID-19”) and the COVID-19 control responses.

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

The following table provides a reconciliation of cash and cash equivalents, and restricted cash reported within the accompanying balance sheets with the total of these amounts shown in the accompanying statements of cash flows:

	2020	2019
Cash an cash equivilents	235,245	325,696
Escrowed cash	977,391	1,124,074

Total cash, cash equivalents, and escrowed cash shown in the statement of cash flows	1,212,636	1,449,770

Amounts included in restricted cash represent escrowed cash. See Note 5 – Escrowed Cash.

The Company places its cash and cash equivalents on deposit with financial institutions in the United States. The Federal Deposit Insurance Corporation (“FDIC”) covers $250,000 for substantially all depository accounts. The Company from time to time may have amounts on deposit in excess of the insured limits. As of December 31, 2020, the Company had no amounts on deposit which exceeded approximately $1,548,000 of cash and cash equivalents which exceeded these insured limits.

Saddlebrook Resorts, Inc.

Notes to Financial Statements

December 31, 2020 and 2019

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

Asset Impairments

The Company’s management periodically evaluates whether there has been a permanent impairment of long-lived assets (property, buildings and equipment), in accordance with generally accepted accounting principles. During the years ended December 31, 2020 and 2019, the Company’s management evaluated long-lived assets for impairment and concluded that no impairment charge was necessary during the years then ended.

Debt Issuance Costs

Finance costs represent costs incurred in connection with the refinancing of the Company’s long-term debt. Amortization expense for finance costs, included in interest expense on the accompanying statements of operations, amounted to approximately $33,400 and $17,800 for the years ended December 31, 2020 and 2019, respectively.

Saddlebrook Resorts, Inc.

Notes to Financial Statements

December 31, 2020 and 2019

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

Resort Revenues

Resort revenues are recognized as services are performed or products are delivered with the exception of initiation fee revenue, which is recognized over the average life of the memberships. Resort revenues also include rental revenues for condominium units owned by third parties participating in the Rental Pool. If these rental units were owned by the Company, normal costs associated with ownership such as depreciation, real estate taxes, unit maintenance and other costs would have been incurred. Instead, operating costs of the resort for the years ended December 31, 2020 and 2019 include rental pool distributions to participants and the maintenance escrow fund approximating $1,100,000 and $2,600,000, respectively. See Note 3—Revenue for the required disclosures per the guidance in ASC 606.

Advertising

The Company charges costs of advertising to sales and marketing as incurred. The Company incurred advertising costs of approximately $158,000 and $248,000 during the years ended December 31, 2020 and 2019, respectively.

Income Taxes

The Company is currently a Qualified Subchapter S Subsidiary. Accordingly, no income tax expense was reflected in the Company’s operating results as the tax is assessed to the shareholders of its parent company.

Management has determined that the Company had no uncertain income tax positions that could have a significant effect on the financial statements at December 31, 2020 and 2019. The parent company’s federal income tax returns for 2016, 2017 and 2018 are subject to examination by the Internal Revenue Service, generally for a period of three years after the federal income tax returns were filed.

Saddlebrook Resorts, Inc.

Notes to Financial Statements

December 31, 2020 and 2019

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2020-06, which amends and simplifies existing guidance in an effort to reduce the complexity of accounting for convertible instruments and to provide financial statement users with more meaningful information. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, including interim periods therein, with early adoption permitted for fiscal years beginning after December 15, 2020. This update may be applied retrospectively or on a modified retrospective basis with the cumulative effect recognized as an adjustment to the opening balance of retained earnings on the date of adoption. Additionally, this update provides for a one-time irrevocable election by entities to apply the fair value option in accordance with ASC Topic 825-10, “Financial Instruments - Overall,” for any liability-classified convertible securities, with the difference between the carrying amount and the fair value recorded as a cumulative-effect adjustment to opening retained earnings as of the beginning of the period of adoption. We do not anticipate any impact upon adoption.

Saddlebrook Resorts, Inc.

Notes to Financial Statements

December 31, 2020 and 2019

3.	Revenue

Contract Balances

Timing differences among revenue recognition may result in contract assets or liabilities. Contract liabilities consists of guest deposits and deferred income and totaled approximately $3,342,000 and $2,807,000 as of December 31, 2020 and 2019, respectively. Contract assets consist of escrowed cash relating to rental pool owner deposits for the maintenance reserve fund and long-term security deposits and totaled approximately $977,000 and $1,124,000 as of December 31, 2020 and 2019, respectively.

Our net trade accounts receivables were $484,000 and $1,130,000 as of December 31, 2020 and 2019, respectively. Trade accounts receivable are stated in the amount management expects to collect from outstanding balances. Management provides for probable uncollectible amounts through a charge to earnings and a credit to the allowance of doubtful accounts based on its assessment of the current status of individual accounts. Balances still outstanding after management has used reasonable collection efforts are written off through a charge to the allowance of doubtful accounts and a credit to trade accounts receivable. Changes in the allowance for doubtful accounts have not been material to the consolidated financial statements.

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

Saddlebrook Resorts, Inc.

Notes to Financial Statements

December 31, 2020 and 2019

Practical Expedients and Exemptions

There are several practical expedients and exemptions allowed under ASC 606 that impact timing of revenue recognition and our disclosures. Below is the practical expedient we applied in the adoption and application of ASC 606:

•

The Company treats similar contracts as part of a portfolio of contracts, primarily initiation fee contracts. The contracts for have the same provision terms, and management has the expectation the result will not be materially different from the consideration of each individual contract.

4.	Going Concern

The Company experienced a significant decrease in revenue for the year ending December 31, 2020 compared to the previous year. The Company is optimistic the trend will improve during 2021; however, actual results may differ from expectations. The decrease in expenses for the year ending December 31, 2020 as compared to the prior year is a result of decreased occupancy and reductions in wages, benefits, and operating expenses.

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to meet its obligations and continue its operations for the next fiscal year. The continuation of the Company as a going concern is dependent upon financial support from the Company’s current stockholder and the Company’s ability to generate sufficient cash flows from operations. As there can be no assurance that the Company will be able to achieve positive cash flows (become profitable), there is substantial doubt about the Company’s ability to continue as a going concern.

These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

Saddlebrook Resorts, Inc.

Notes to Financial Statements

December 31, 2020 and 2019

5.	Escrowed Cash

Escrowed cash, restricted as to use, as of December 31, is comprised of the following:

	2020	2019
Rental pool unit owner deposits for maintenance reserve fund held in a bank account which bears an interest rate of 0.05%	$963,970	$1,108,892
Security deposits held on long-term rentals	13,421	15,182

	$977,391	$1,124,074

6.	Operating Leases

The Company leases certain equipment under non-cancellable operating leases, which expire in 2021. The leases are classified as operating leases in conformity with the provisions of Topic 842. Accordingly, the Company recorded a right-of-use asset and related operating lease liability totaling approximately $217,000 upon adoption of Topic 842 as of January 1, 2019. Aggregated information regarding the leases as of December 31, 2020 is as follows:

Lease costs (included in operating costs)	$73,650
Incremental borrowing rate	5.32%

Operating lease expense amounted to approximately $73,700 and $69,900 for each of the years ended December 31, 2020 and 2019, respectively.

There are no non-cancelable operating leases with initial lease terms in excess of one year as of December 31, 2020.

Saddlebrook Resorts, Inc.

Notes to Financial Statements

December 31, 2020 and 2019

7.	Property, Buildings and Equipment, Net

Property, buildings and equipment, net as of December 31, consist of the following:

	Estimated
	Useful
	Lives	2020	2019
Land and land improvements		$8,830,867	$8,830,867
Buildings and recreational facilities	10–40	32,105,124	32,093,233
Machinery and equipment	5–15	21,805,495	21,863,715
Construction in progress		96,235	94,379

		62,837,721	62,882,194

Accumulated depreciation		(49,730,807)	(48,081,666)

		$13,106,914	$14,800,528

Substantially all property, buildings and equipment are mortgaged, pledged or otherwise subject to lien under a loan agreement (Note 9).

Depreciation expense amounted to approximately $1,749,000 and $2,050,000 for the years ended December 31, 2020 and 2019, respectively.

The Company leases equipment under agreements which are classified as finance lease obligations in the accompanying balance sheets. The equipment and obligations related to the leases are recorded at the present value of the minimum lease payments. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets. Total cost of equipment acquired through finance lease obligations was approximately $651,000 at both December 31, 2019 and 2020. Depreciation expense totaled $167,500 and $130,000 on the leased equipment at December 31, 2020 and 2019.

Saddlebrook Resorts, Inc.

Notes to Financial Statements

December 31, 2020 and 2019

8.	Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities as of December 31 consist of the following:

	2020	2019
Accrued payroll and related expenses	$439,887	$639,473
Accrued insurance	60,373	43,476
Accrued property taxes	262,180	295,965
Other accrued expenses and liabilities	244,561	110,613

	$1,007,001	$1,089,527

9.	Long-term Debt and Finance Lease Obligations

On December 6, 2015 the Company’s financing agreement with a third party lender was modified to include renewal for the existing principal balance of $4,875,000, along with an advance of an additional $2,000,000. The term note required monthly principal payments of $29,380 plus interest of 3% over the one month LIBOR. In April 2020, the Company’s lender deferred interest and principal payments from April 6, 2020 through June 6, 2020 (the “deferral period”) and monthly payments resumed in July 6, 2020. There was no change to interest rate or maturity date as part of the deferral. In December 2020, this term loan was modified and consolidated with the existing revolving line of credit as described below.

On April 24, 2017, the Company entered into a revolving line of credit agreement with the same third party lender with maximum borrowings of $1,500,000 to be used as working capital as needed. The agreement was cross collateralized with the existing term note under the same terms and conditions. Amounts borrowed under the revolving line of credit bears interest at 3% over the one month LIBOR index. In April 2020, the Company’s lender deferred interest and principal payments from April 24, 2020 through June 24, 2020 (the “deferral period”) and monthly payments resumed on July 24, 2020. There was no change to interest rate or maturity date as part of the deferral. In December 2020, this revolving line of credit was modified and consolidated with the existing term loan as described below.

On December 6, 2020, the Company entered into a Renewal and Consolidation Promissory Note (the “renewal note”) with the same third party lender, which consolidated the existing balances on the term note and revolving line of credit. The renewal note requires monthly principal payments of $28,040 plus interest of 3% over the Prime Rate with a minimum interest rate of no lower than 6.25% (6.25% at December 31, 2020). The renewal term note is collateralized by all current and subsequently acquired real and personal property. The renewal term note requires the Company to maintain a Debt Service Ratio, as defined, of 1.25%. The Company was in default of this covenant as of December 31, 2020; however, the Company received a waiver for this default from its lender. Effective on March 6, 2021, the Company entered into a loan modification and forbearance agreement with the lender which extended the maturity date to June 6, 2021, at which any unpaid principal and interest will be due. The loan modification requires monthly principal payments of $28,040 plus interest of 4% over the Prime Rate with a minimum interest rate of no lower than 7.25%. At December 2020, $6,729,701 was outstanding under the renewal note.

Saddlebrook Resorts, Inc.

Notes to Financial Statements

December 31, 2020 and 2019

In April 2020, the Company entered into a term note agreement with the same third party lender for approximately $2,949,000 funded under the Paycheck Protection Program (“PPP”) as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”). The note bears interest of 1% per annum, matures in April 2022, and requires a monthly interest and principal payments of $165,529 beginning in November 2020 and through maturity. The currently issued guidelines of the program allow for the loan proceeds to be forgiven if certain requirements are met. See Note 12 for additional information.

On September 25, 2020, the Company entered into an Economic Injury Disaster Loan (“EIDL”) for $150,000 funded by the U.S. Small Business Administration. The note bears interest at 3.75% per annum, matures in September 2050, and requires monthly interest and principal payments of $731 beginning in September 2021 and through maturity. At December 31, 2020, $150,000 was outstanding under the note.

On March 1, 2018, the Company entered into a finance lease liability for equipment in the amount of $332,206. The assets associated with this lease cost $461,506, of which $129,300 was reduced through the Company’s trade-in of existing equipment. This finance lease is secured by the equipment purchased, matures in February 2023 and requires monthly payments of $6,500, including interest at 6.5%. At December 31, 2020, the amount due on this finance lease liability was $157,242.

Saddlebrook Resorts, Inc.

Notes to Financial Statements

December 31, 2020 and 2019

On April 1, 2018, the Company entered into a finance lease liability for equipment in the amount of $156,942. The assets associated with this lease cost $178,942, of which $22,000 was reduced through the Company’s trade-in of existing equipment. This finance lease is secured by the equipment purchased, matures in March 2023 and requires monthly payments of $3,071, including interest at 6.5%. At December 31, 2020, the amount due on this finance lease liability was $76,939.

Future minimum payments under the finance lease obligations as of December 31, 2020 are as follows:

Years ending December 31,
2021	$114,852
2022	114,852
2023	22,216
Less interest	(61,066)
Less current portion	(90,167)

$100,687

10.	Resort Revenues and Operating Costs of Resort

Resort revenues and operating costs of resort are comprised of the following:

	Years Ended December 31,
	2020	2019
Resort Revenues
Room revenue subject to rental pool agreement	$3,499,368	$6,815,885
Food and beverage	4,913,036	9,569,352
Resort facilities and other	5,095,204	9,924,169

	$13,507,608	$26,309,406

Operating Costs of Resort
Distribution to rental pool participants	$1,451,516	$2,554,750
Food and beverage	3,153,358	5,550,086
Resort facilities and other	8,108,634	14,271,648

	$12,713,508	$22,376,484

Saddlebrook Resorts, Inc.

Notes to Financial Statements

December 31, 2020 and 2019

11.	Related Party Transactions

Amounts due from related parties as of December 31 are comprised of the following:

	2020	2019
Saddlebrook Resort Condominium Association, Inc.	$226,850	$41,723
Saddlebrook International Sports, LLC	1,482,328	405,626
Dempsey Resort Management, Inc.	4,608	4,608
Saddlebrook Properties LLC	139	—
Saddlebrook Realty, Inc.	140,794	—
Other	526,992	13,666

	$2,381,711	$465,623

Saddlebrook International Tennis, Inc. (“SIT”), which is solely owned by SHI, owns a 70% interest in Saddlebrook International Sports, LLC (“SIS”) which operates a tennis training facility and preparatory school at the resort. SIS owns 10 condominium units at the Resort, of which 2 participate in the Rental Pool Operation. The Company received revenue from SIS for use of its facilities and services provided to SIS and its guests, which amounted to approximately $1,885,000 and $1,816,000 for the years ended December 31, 2020 and 2019 respectively. The Company had amounts due from SIS which amounted to $569,224 and $402,456 for the years ended December 31, 2020 and 2019 respectively.

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

December 31, 2020 and 2019

Dempsey and Daughters, Inc. hold certain tracts of real estate and own 33 individual condominium units at the Resort, 22 of which participate in the Rental Pool Operation. This company is solely owned by SHI.

The Company performs certain accounting and property management activities on behalf of the Saddlebrook Resort Condominium Association (the “Association”) and is reimbursed for expenses paid on behalf of the Association. Expenses paid on behalf of and services provided to the Association amounted to approximately $1,438,571 and $1,654,000 for each of the years ended December 31, 2020 and 2019, respectively.

Other related party receivables and payables consist of transactions with several other entities, along with receivables from employees for resort charges and travel advances.

12.	Commitments, Contingencies, and Uncertainties/COVID-19 Pandemic

Legal – The Company is involved in litigation in the ordinary course of business. In the opinion of management, these matters are adequately covered by insurance or indemnification from other third parties and/or the effect, if any, of these claims is not material to the reported financial condition or results of operations of the Company as of December 31, 2020.

COVID-19 Pandemic and Paycheck Protection Program Note Payable – On January 30, 2020, the World Health Organization declared the COVID-19 outbreak a “Public Health Emergency of International Concern” and on March 11, 2020, declared it to be a pandemic. Actions taken around the world to help mitigate the spread of COVID-19 include restrictions on travel, quarantines, or “stay-at-home” restrictions in certain areas and forced closures for certain types of public places and businesses. COVID-19 and actions taken to mitigate it have had and are expected to continue to have an adverse impact on the economies and financial markets globally, including the geographical area in which the Company operates.

While it is unknown how long these conditions will last and what the complete financial impact will be, the Company is closely monitoring the impact of the COVID-19 pandemic on all aspects of the business/operations and are unable at this time to predict the continued impact that COVID-19 will have on their business, financial position, and operating results in future periods due to numerous uncertainties.

As discussed in Note 9, the Company received a PPP loan for an amount of approximately $2,949,000, which was established under the CARES Act and administered by the Small Business Administration (“SBA”). The application for the PPP loan requires the Company to, in good faith, certify that the current economic uncertainty made the loan request necessary to support the ongoing operation of the Company. This certification further requires the Company to take into account their current business activity and ability to access other sources of liquidity sufficient to support the ongoing operations in a manner that is not significantly detrimental to the business. The receipt of the funds from the PPP loan and the forgiveness of the PPP loan is dependent on the Company having initially qualified for the PPP loan and qualifying for the forgiveness of such PPP loan based on funds being used for certain expenditures such as payroll costs and rent, as required by the terms of the PPP loan. If the SBA determines that the PPP loan was not properly obtained and/or expenditures supporting forgiveness were not appropriate, the Company would need to repay some or all of the PPP loan and record additional expense which could have a material adverse effect on the Company’s business, financial condition and results of operations in a future period.

Report of Independent Registered Certified Public Accounting Firm

To the Board of Directors

Saddlebrook Resorts, Inc., as Operations under the

Saddlebrook Rental Pool and Agency Appointment Agreement

Wesley Chapel, Florida

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Saddlebrook Rental Pool Operation (the “Company”) (funds created for participants who have entered into a rental pool agreement as explained in Note 1) as of December 31, 2020 and 2019, and the related statements of operations, changes in shareholder’s equity, and cash flows for years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of Saddlebrook Rental Pool Operation as of December 31, 2020 and 2019,, and the results of its operations and its cash flows for years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Cherry Bekaert LLP

We have served as the Company’s auditor since 2007.

Tampa, Florida April 28, 2021

Saddlebrook Rental Pool Operation

Balance Sheets

December 31, 2020 and 2019

	2020	2019
Distribution Fund
Assets
Receivable from Saddlebrook Resorts, Inc.	$221,527	$344,366

Liabilities and Participants’ Fund Balance
Due to participants for rental pool distribution	$184,099	$299,020
Due to maintenance escrow fund	37,428	45,346

	$221,527	$344,366

Maintenance Escrow Fund
Assets
Cash in bank	$964,616	$1,108,892
Receivables
Distribution fund	37,428	45,346
Prepaid expenses and other assets	60,018	14,605
Furniture inventory	41,433	39,651

	$1,103,495	$1,208,494

Liabilities and Participants’ Fund Balance
Due to Saddlebrook Resorts, Inc.	$106,689	$127,354
Participants’ fund balance	996,806	1,081,140

	$1,103,495	$1,208,494

See notes to financial statements.

Saddlebrook Resorts, Inc.

Notes to Financial Statements

December 31, 2020 and 2019

Statements of Operations for the years ended December 31, 2020 and 2019

	2020	2019
Distribution Fund
Rental pool revenues	$3,092,215	$6,815,885

Deductions
Marketing fee	231,916	511,191
Management fee	386,526	851,986
Travel agent commissions	209,745	510,045
Bad debt expense	—	9,393
Credit card expense	90,861	189,073

	919,048	2,071,688

Net rental income	2,173,167	4,744,197
Operator share of net rental income	(977,925)	(2,134,889)
Other revenues (expenses)
Complimentary room revenues	14,667	31,396
Minor repairs and replacements	(93,394)	(85,928)

Amounts available for distribution to participants and maintenance escrow fund	$1,116,515	$2,554,776

Saddlebrook Rental Pool Operation

Statements of Changes in Participants’ Fund Balance

Years Ended December 31, 2020 and 2019

	2020	2019
Distribution Fund
Balances, beginning of year	$—	$—
Additions
Amounts available for distribution	1,116,515	2,554,776
Reductions
Amounts withheld for maintenance escrow fund	(138,590)	(419,887)
Amounts accrued or paid to participants	(977,925)	(2,134,889)

Balances, end of year	$—	$—

Maintenance Escrow Fund
Balances, beginning of year	$1,081,140	$2,135,913
Additions
Amount withheld from distribution fund	138,590	419,887
Unit owner payments	192,687	419,556
Interest earned	2,838	17,761
Reductions
Unit renovations	(72,284)	(1,166,199)
Refunds of excess amounts in escrow accounts	(104,530)	(337,853)
Maintenance charges	(158,262)	(284,334)
Linen expense	(83,373)	(123,591)

Balances, end of year	$996,806	$1,081,140

See notes to financial statements.

Saddlebrook Rental Pool Operation

Notes to Financial Statements

December 31, 2020 and 2019

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