Form 10-Q
period 2021-03-31
SADDLEBROOK RESORTS INC
filed 2021-08-12
CIK 313151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

SADDLEBROOK RESORTS, INC.

BALANCE SHEETS

	March 31, 2021 (Unaudited)	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$1,744,560	$235,245
Escrowed cash	942,488	977,391
Trade accounts receivable, net	654,559	483,561
Due from related parties	3,048,250	2,539,401
Resort inventory and supplies	801,223	847,527
Prepaid expenses and other assets	356,942	542,233

Total current assets	7,548,022	5,625,358
Property, buildings and equipment, net	12,739,819	13,106,914
Operating lease right-of-use assets	54,507	73,573

Total assets	$20,342,348	$18,805,845

Liabilities and Shareholder’s equity
Current liabilities
Current portion of long-term debt	$6,654,621	$6,664,219
Current portion of Paycheck Protection Program loan	2,784,746	1,474,278
Current portion of finance lease liabilities	104,326	102,649
Current portion of operating lease liabilities	54,507	73,573
Escrowed deposits	942,488	977,391
Accounts payable	506,424	477,024
Accrued rental distribution	766,913	221,528
Accrued expenses and other liabilities	1,204,025	1,007,001
Current portion of deferred income	585,777	696,544
Guest deposits	1,233,527	2,002,139
Due to related parties	1,475,620	1,186,165

Total current liabilities	16,312,974	14,882,511
Long-term portion of Economic Injury Disaster loan	150,000	150,000
Long-term portion of Paycheck Protection Program loan	2,163,806	1,474,278
Long-term finance lease liabilities	121,521	149,714
Deferred income	710,280	643,307

Total liabilities	19,458,581	17,299,810

Commitments and contingencies (Note 11)
Shareholder’s equity
Common stock, $1 par, 100,000 shares authorized, issued and outstanding	100,000	100,000
Additional paid-in capital	1,013,127	1,013,127
(Accumulated deficit) retained earnings	(229,360)	392,908

Total shareholder’s equity	883,767	1,506,035

Total liabilities and shareholder’s equity	$20,342,348	$18,805,845

The accompanying Notes to Financial Statements are an integral part of these financial statements

SADDLEBROOK RESORTS, INC.

STATEMENTS OF OPERATIONS

AND (ACCUMULATED DEFICIT) RETAINED EARNINGS

(Unaudited)

	Three Months ended March 31,
	2021	2020
Resort revenues	$4,312,338	$7,251,566

Costs and expenses:
Operating costs of resort	3,741,586	5,707,139
Sales and marketing	78,360	350,781
General and administrative	611,616	693,187
Depreciation	368,780	498,027

Total costs and expenses	4,800,342	7,249,134

Net operating (loss) income before other (income) expense	(488,004)	2,432

Other (income) expense:
Other income	(5,466)	(5,312)
Interest expense	139,730	90,472

Total other expenses, net	134,264	85,160

Net loss	(622,268)	(82,728)
Retained earnings at beginning of period	392,908	4,929,385

(Accumulated deficit) retained earnings at end of period	$(229,360)	$4,846,657

The accompanying notes are an integral part of these financial statements

SADDLEBROOK RESORTS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
	2021	2020
Operating activities:
Net loss	$(622,268)	$(82,728)
Non-cash items included in net loss:
Depreciation	368,780	498,027
Gain on the disposal of assets	-	(6,000)
Bad debt expense	-	3,143
Amortization of debt financing costs	89,152	2,881
Amortization of operating lease right-of-use assets	19,066	18,048
Interest paid on finance leases	3,670	(5,161)
Decrease (increase) in:
Accounts receivable	(170,998)	(159,616)
Inventory and supplies	46,304	15,313
Prepaid expenses and other assets	185,291	(116,620)
(Decrease) increase in:
Checks issued in excess of cash and cash equivalents	-	301,116
Escrowed deposits	(34,903)	(147,586)
Accounts payable	29,400	14,409
Accrued rental distribution	545,385	428,389
Guest deposits	(768,612)	(871,190)
Accrued expenses and other liabilities	197,020	(206,748)
Deferred income	(43,794)	7,836
Operating lease liabilities	(19,066)	(18,048)

Cash flows from operating activities	(175,573)	(324,535)

Investing activities:
Capital expenditures	(1,685)	(56,369)

Cash flows from investing activities	(1,685)	(56,369)

Financing activities:
Payments on long-term debt	(98,750)	(88,141)
Proceeds from Paycheck Protection Program loan	2,000,000	-
Payments on finance lease obligations	(30,186)	(19,782)
Net (payments to) advances from related parties	(219,394)	15,545

Cash flows from financing activities	1,651,670	(92,378)

Net change in cash, cash equivalents, and escrowed cash	1,474,412	(473,282)
Cash, cash equivalents, and escrowed cash at beginning of period	1,212,636	1,449,770

Cash, cash equivalents, and escrowed cash at end of period	$2,687,048	$976,488

Supplemental disclosure of cash flow information:
Cash paid for interest	$29,239	$87,591

The accompanying notes are an integral part of these financial statements

SADDLEBROOK RESORTS, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

Saddlebrook Resorts, Inc. (the “Company”) developed and operates Saddlebrook Resort, which is a condominium hotel and resort located in Wesley Chapel, Florida.

The Company’s accompanying balance sheet for March 31, 2021, and its statements of operations and accumulated earnings and cash flows for the three month periods ended March 31, 2021 and 2020, are unaudited but reflect all adjustments which are, in the opinion of management, necessary for the fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. The balance sheet at December 31, 2020 has been derived from the audited financial statements as of that date.

The Company’s business is seasonal. Therefore, the results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for future interim periods or the full fiscal year.

These financial statements and related notes are presented for interim periods in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X, and, consequently, do not include all disclosures normally required by accounting principles generally accepted in the United States. Accordingly, these financial statements and related notes should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

Contract Balances

Timing differences among revenue recognition may result in contract assets or liabilities. Contract liabilities consists of guest deposits and deferred income and totaled approximately $2,530,000 and $3,342,000 as of March 31, 2021 and December 31, 2020, respectively. Contract assets consist of escrowed cash relating to rental pool owner deposits for the maintenance reserve fund and long-term security deposits and totaled approximately $942,000 and $977,000 as of March 31, 2021 and December 31, 2020, respectively.

The Company’s net trade accounts receivables were $655,000 and $484,000 as of March 31, 2021 and December 31, 2020, respectively. Trade accounts receivable are stated in the amount management expects to collect from outstanding balances. Management provides for probable uncollectible amounts through a charge to earnings and a credit to the allowance of doubtful accounts based on its assessment of the current status of individual accounts. Balances still outstanding after management has used reasonable collection efforts are written off through a charge to the allowance of doubtful accounts and a credit to trade accounts receivable. Changes in the allowance for doubtful accounts have not been material to the consolidated financial statements.

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

Note 3. Trade Accounts Receivable

	Actual
	3/31/2021	12/31/2020
Trade accounts receivable	$655,176	$484,178
Less reserve for bad debts	(617)	(617)

	$654,559	$483,561

Note 4. Management’s Plans Regarding Liquidity and Capital Resources

The Company experienced a significant decrease in revenue for the quarter ending March 31, 2021 compared to the previous year. The Company is optimistic the trend will improve during 2021; however, actual results may differ from expectations. The decrease in expenses for the quarter ending March 31, 2021 as compared to the prior year is a result of decreased occupancy and reductions in wages, benefits, and operating expenses.

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

Note 5. Operating Leases

The Company leases certain equipment under non-cancellable operating leases, which begin to expire in 2021. The leases are classified as operating leases in conformity with the provisions of Topic 842. Accordingly, the Company recorded a right-of-use asset and related operating lease liability totaling approximately $217,000 upon adoption of Topic 842 as of January 1, 2019. Aggregated information regarding the leases as of and for the three months ended March 31, 2021 is as follows:

Lease costs (included in operating costs)	$19,032
Incremental borrowing rate	5.32%

Note 6. Property, Buildings and Equipment

	March 31, 2021 (Unaudited)	December 31, 2020
Land and land improvements	$8,830,867	$8,830,867
Buildings and recreational facilities	32,105,124	32,105,124
Machinery and equipment	21,807,186	21,805,495
Construction in progress	96,235	96,235

	62,839,412	62,837,721
Less accumulated depreciation	(50,099,593)	(49,730,807)

	$12,739,819	$13,106,914

The Company’s property, buildings and equipment are pledged as security for its debt (see Note 7).

Note 7. Notes Payable and Finance Lease Liabilities

On December 6, 2015 the Company’s financing agreement with a third-party lender was modified to include renewal for the existing principal balance of $4,875,000, along with an advance of an additional $2,000,000. The term note required monthly principal payments of $29,380 plus interest of 3% over the one month LIBOR. In April 2020, the Company’s lender deferred interest and principal payments from April 6, 2020 through June 6, 2020 (the “deferral period”) and monthly payments resumed in July 6, 2020. There was no change to interest rate or maturity date as part of the deferral. In December 2020, this term loan was modified and consolidated with the existing revolving line of credit as described below.

On April 24, 2017, the Company entered into a revolving line of credit agreement with the same third-party lender with maximum borrowings of $1,500,000 to be used as working capital as needed. The agreement was cross collateralized with the existing term note under the same terms and conditions. Amounts borrowed under the revolving line of credit bears interest at 3% over the one month LIBOR index. In April 2020, the Company’s lender deferred interest and principal payments from April 24, 2020 through June 24, 2020 (the “deferral period”) and monthly payments resumed on July 24, 2020. There was no change to interest rate or maturity date as part of the deferral. In December 2020, this revolving line of credit was modified and consolidated with the existing term loan as described below.

On December 6, 2020, the Company entered into a Renewal and Consolidation Promissory Note (the “renewal note”) with the same third-party lender, which consolidated the existing balances on the term note and revolving line of credit. The renewal note requires monthly principal payments of $28,040 plus interest of 3% over the Prime Rate with a minimum interest rate of no lower than 6.25% (6.25% at December 31, 2020). The renewal term note is collateralized by all current and subsequently acquired real and personal property. The renewal term note requires the Company to maintain a Debt Service Ratio, as defined, of 1.25%. The Company was in default of this covenant as of December 31, 2020; however, the Company received a waiver for this default from its lender. Effective on March 6, 2021, the Company entered into a loan modification and forbearance agreement with the lender which extended the maturity date to June 6, 2021, at which any unpaid principal and interest will be due. The loan modification requires monthly principal payments of $28,040 plus interest of 4% over the Prime Rate with a minimum interest rate of no lower than 7.25%.

On May 25, 2021, the third-party lender assigned the renewal note to a separate third-party lender. Effective the same day, the Company and the assignee entered into a loan extension and modification agreement which extended the maturity date to December 6, 2021, at which any unpaid principal and interest will be due. The loan modification requires interest-only payments through maturity at a rate of 4% over the Prime rate with a minimum interest rate of no lower than 7.50%. At March 31, 2021, $6,701,661 was outstanding under the extended and modified note.

In April 2020, the Company entered into a term note agreement with the same third-party lender for approximately $2,949,000 funded under the Paycheck Protection Program (“PPP”) as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”). The note bears interest of 1% per annum, matures in April 2022, and requires a monthly interest and principal payments of $165,529 beginning in November 2020 and through maturity. The currently issued guidelines of the program allow for the loan proceeds to be forgiven if certain requirements are met. The Company applied for forgiveness with the SBA in which on June 10, 2021, the SBA had forgiven the PPP loan in full. As a result, the Company recognized approximately $2,949,000 of gain on debt forgiveness in June 2021.

In March 2021, the Company entered into a term note agreement with the same third-party lender for a second draw Paycheck Protection Program loan (“PPP2”) for $2,000,000. The note bears interest of 1% per annum, matures in March 2026, and requires monthly interest and principal payments after the ten-month deferral period. The currently issued guidelines of the program allow for the loan proceeds to be forgiven if certain requirements are met. At March 31, 2021, $2,000,000 was outstanding under the note.

On September 25, 2020, the Company entered into an Economic Injury Disaster Loan (“EIDL”) for $150,000 funded by the U.S. Small Business Administration. The note bears interest at 3.75% per annum, matures in September 2050, and requires monthly interest and principal payments of $731 beginning in September 2021 and through maturity. At March 31, 2021, $150,000 was outstanding under the note.

On March 1, 2018, the Company entered into a finance lease liability for equipment in the amount of $332,206. The assets associated with this lease cost $461,506, of which $129,300 was reduced through the Company’s trade-in of existing equipment. This finance lease is secured by the equipment purchased, matures in February 2023 and requires monthly payments of $6,500, including interest at 6.5%. At March 31, 2021, the amount due on this finance lease liability was $140,205.

On April 1, 2018, the Company entered into a finance lease liability for equipment in the amount of $156,942. The assets associated with this lease cost $178,942, of which $22,000 was reduced through the Company’s trade-in of existing equipment. This finance lease is secured by the equipment purchased, matures in March 2023 and requires monthly payments of $3,071, including interest at 6.5%. At March 31, 2021, the amount due on this finance lease liability was $68,934.

Note 8. Related Party Receivables

Related party receivables at March 31, 2021 and December 31, 2020 are the result of net intercompany transactions and cash transfers between the Company and its shareholder and affiliated companies. Related party receivables are unsecured and non-interest bearing.

Note 9. Income Taxes

The Company is currently a member of a Qualified Subchapter S Subsidiary Group. Accordingly, no income tax expense was reflected in the Company’s operating results as the tax is assessed to the shareholders of the Company’s parent company.

SADDLEBROOK RENTAL POOL OPERATION

BALANCE SHEETS

DISTRIBUTION FUND

	March 31, 2021 (Unaudited)	December 31, 2020
Assets
Receivable from Saddlebrook Resorts, Inc.	$766,912	$221,527

Liabilities and Participants’ Fund Balance
Due to participants for rental pool distribution	$638,043	$184,099
Due to maintenance escrow fund	128,869	37,428

	$766,912	$221,527

MAINTENANCE ESCROW FUND

	March 31, 2021 (Unaudited)	December 31, 2020
Assets
Cash and cash equivalents	$928,512	$964,616
Receivables:
Distribution fund	128,869	37,428
Prepaid expenses and other assets	113,865	60,018
Linen Inventory	14,531	—
Furniture Inventory	39,651	41,433

	$1,225,428	$1,103,495

Liabilities and Participants’ Fund Balance
Due to Saddlebrook Resorts, Inc.	$179,988	$106,689
Participants’ fund balance	1,045,440	996,806

	$1,225,428	$1,103,495

SADDLEBROOK RENTAL POOL OPERATION

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31,
	2021	2020
Rental pool revenues	$1,861,970	$1,975,818

Deductions:
Marketing fee	139,648	148,186
Management fee	232,746	246,977
Travel agent commissions	15,938	69,230
Credit card expense	55,765	58,349

	444,097	522,742

Net rental income	1,417,873	1,453,076
Less operator share of net rental income	(638,043)	(653,884)
Other revenues (expenses):
Complimentary room revenues	4,680	6,251
Minor repairs and replacements	(17,598)	(32,686)

Amount available for distribution	$766,912	$772,757

The accompanying notes are an integral part of these financial statements

SADDLEBROOK RENTAL POOL OPERATION

STATEMENTS OF CHANGES IN PARTICIPANTS’ FUND BALANCES

(Unaudited)

DISTRIBUTION FUND

	Three months ended March 31,
	2021	2020
Balance at beginning of period	$—	$—

Additions:
Amount available for distribution	766,912	772,757

Reductions:
Amount withheld for maintenance escrow fund	(128,869)	(118,873)
Amount accrued or paid to participants	(638,043)	(653,884)

Balance at end of period	$—	$—

MAINTENANCE ESCROW FUND

	Three months ended March 31,
	2021	2020
Balance at beginning of period	$996,806	1,081,140

Additions:
Amount withheld from distribution fund	128,869	118,873
Unit owner payments	25,444	120,777
Interest earned	48	2,617
Reductions:
Escrow account refunds	(28,611)	(94,419)
Maintenance charges	(68,796)	(80,974)
Unit renovations	—	(8,393)
Linen replacement	(8,320)	(30,002)

Balance at end of period	$1,045,440	$1,109,619

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

Results of Operations

Three months ended March 31, 2021 compared to three months ended March 31, 2020

The Company’s total revenues decreased approximately $2,939,000 or about 41%, for the three months ended March 31, 2021 compared to the same period in the prior year. Total revenues for the Rental Pool decreased about $114,000, or about 6%.

Total costs and expenses decreased approximately $2,449,000 or about 34%, for the Company, and approximately $79,000 or about 15%, for the Rental Pool Operation.

The Company experienced a net loss for the quarter in the amount of approximately $622,000 compared to the net loss of the prior comparable quarter of approximately $83,000. Amounts available for distribution for the Rental Pool Operation decreased approximately $6,000 from the comparable period last year.

Impact of Current Economic Conditions

The Company experienced a significant decrease in revenue for the period ending March 31, 2021 compared to the previous year.

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

Liquidity and Capital Resources

Net loss for the 3 months ended March 31, 2021 was $622,000. Excluding non-cash expenses such as Depreciation and Amortization of $369,000 the company’s actual operating cash deficit was $253,000.

Future operating costs and planned expenditures for minor capital additions and improvements are expected to be adequately funded by the Company and its affiliates’ current cash reserves and cash generated by the Resort’s operations.

On December 6, 2015 the Company’s financing agreement with a third-party lender was modified to include renewal for the existing principal balance of $4,875,000, along with an advance of an additional $2,000,000. The term note required monthly principal payments of $29,380 plus interest of 3% over the one month LIBOR. In April 2020, the Company’s lender deferred interest and principal payments from April 6, 2020 through June 6, 2020 (the “deferral period”) and monthly payments resumed in July 6, 2020. There was no change to interest rate or maturity date as part of the deferral. In December 2020, this term loan was modified and consolidated with the existing revolving line of credit as described below.

On April 24, 2017, the Company entered into a revolving line of credit agreement with the same third-party lender with maximum borrowings of $1,500,000 to be used as working capital as needed. The agreement was cross collateralized with the existing term note under the same terms and conditions. Amounts borrowed under the revolving line of credit bears interest at 3% over the one month LIBOR index. In April 2020, the Company’s lender deferred interest and principal payments from April 24, 2020 through June 24, 2020 (the “deferral period”) and monthly payments resumed on July 24, 2020. There was no change to interest rate or maturity date as part of the deferral. In December 2020, this revolving line of credit was modified and consolidated with the existing term loan as described below.

On December 6, 2020, the Company entered into a Renewal and Consolidation Promissory Note (the “renewal note”) with the same third-party lender, which consolidated the existing balances on the term note and revolving line of credit. The renewal note requires monthly principal payments of $28,040 plus interest of 3% over the Prime Rate with a minimum interest rate of no lower than 6.25% (6.25% at December 31, 2020). The renewal term note is collateralized by all current and subsequently acquired real and personal property. The renewal term note requires the Company to maintain a Debt Service Ratio, as defined, of 1.25%. The Company was in default of this covenant as of December 31, 2020; however, the Company received a waiver for this default from its lender. Effective on March 6, 2021, the Company entered into a loan modification and forbearance agreement with the lender which extended the maturity date to June 6, 2021, at which any unpaid principal and interest will be due. The loan modification requires monthly principal payments of $28,040 plus interest of 4% over the Prime Rate with a minimum interest rate of no lower than 7.25%.

On May 25, 2021, the third-party lender assigned the renewal note to a separate third-party lender. Effective the same day, the Company and the assignee entered into a loan extension and modification agreement which extended the maturity date to December 6, 2021, at which any unpaid principal and interest will be due. The loan modification requires interest-only payments through maturity at a rate of 4% over the Prime rate with a minimum interest rate of no lower than 7.50%. At March 31, 2021, $6,701,661 was outstanding under the extended and modified note.

In April 2020, the Company entered into a term note agreement with the same third-party lender for approximately $2,949,000 funded under the Paycheck Protection Program (“PPP”) as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”). The note bears interest of 1% per annum, matures in April 2022, and requires a monthly interest and principal payments of $165,529 beginning in November 2020 and through maturity. The currently issued guidelines of the program allow for the loan proceeds to be forgiven if certain requirements are met. The Company applied for forgiveness with the SBA in which on June 10, 2021, the SBA had forgiven the PPP loan in full. As a result, the Company recognized approximately $2,949,000 of gain on debt forgiveness in June 2021.

In March 2021, the Company entered into a term note agreement with the same third-party lender for a second draw Paycheck Protection Program loan (“PPP2”) for $2,000,000. The note bears interest of 1% per annum, matures in March 2026, and requires monthly interest and principal payments after the ten-month deferral period. The currently issued guidelines of the program allow for the loan proceeds to be forgiven if certain requirements are met. At March 31, 2021, $2,000,000 was outstanding under the note.

On September 25, 2020, the Company entered into an Economic Injury Disaster Loan (“EIDL”) for $150,000 funded by the U.S. Small Business Administration. The note bears interest at 3.75% per annum, matures in September 2050, and requires monthly interest and principal payments of $731 beginning in September 2021 and through maturity. At March 31, 2021, $150,000 was outstanding under the note.

The current economic conditions, expected effect on the Company’s results of operations and financial position, and uncertainty of the length or severity of the outbreak raise substantial doubt about the Company’s ability to continue as going concern.

The Company’s ultimate shareholder has the financial ability and intent to continue to fund operations through affiliated companies that are 100% owned by the Company’s ultimate shareholder to the extent required to support the Company’s operations. In addition to the shareholders’ financial ability, these affiliated Companies are expected to continue to generate positive cash flows during fiscal year 2021 should additional funding be required to support the Company’s operations.

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

The Company’s term note bears interest at 4.0% over the Prime Rate with a minimum interest rate of no lower than 7.25% and matures on June  6, 2021.

Item 4. Controls and Procedures

The Company’s management, including the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures as of March 31, 2021, pursuant to Exchange Act Rule 15d-15. Based upon that evaluation, the Company’s Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2021 in timely alerting them to material information required to be included in the Company’s periodic SEC filings.

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

There were no changes in the Company’s internal controls over financial reporting during the three months ended March 31, 2021 that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

SADDLEBROOK RESORTS, INC.
(Registrant)

Date: August 11, 2021	/s/ Donald L. Allen
Donald L. Allen
Vice President and Treasurer
(Principal Financial and Accounting Officer)