Form 10-K/A
period 2020-12-31
SADDLEBROOK RESORTS INC
filed 2022-02-07
CIK 313151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM
10-K/A
(Amendment No. 1)

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
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: Not applicable

EXPLANATORY NOTE
The purpose of this Amendment No. 1 to our Annual Report on Form
10-K
for the fiscal year ended December 31, 2020, as filed with the U.S. Securities and Exchange Commission (“SEC”) on April 28, 2021, is in response to a notice received by the SEC, dated December 6, 2021.
To correct the period end date in Section 906 certifications in Item 15. Exhibits and Financial Statement Schedules and to correct the contradictory wording in Item 9A. Controls and Procedures.
No other changes have been made to the Form
10-K
other than those described above. This Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Form
10-K
or modify or update in any way disclosures made in the Form
10-K.

Item 9A.	Controls and Procedures
The Company maintains disclosure controls and procedures (as defined in Rule 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended) that are designed to provide reasonable assurance that information required to be reported in the Company’s SEC filings is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. As of December 31, 2020, under the direction of our chief executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures for the year ended December 31, 2020. Our Chief Executive Officer and Chief Financial Officer concluded that due to deficiency in the internal financial reporting discussed below, our disclosure controls and procedures (as defined in Rule 13a-15(f) and 15d-15(e)) were not effective as of December 31, 2020.
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

Item 9B.	Other Information
None

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Financial statements and schedules required to be filed are listed in Item 8 Of this Form 10-K.*

(b)	Exhibits:

3.1	Articles of Incorporation of Saddlebrook Resorts, Inc., a Florida corporation (P).*

3.2	Corporate By-laws of Saddlebrook Resorts, Inc. (P).*

4.	Declaration of Condominium, together with the following:

(1) Articles of Incorporation of the Saddlebrook Association of Condominium Owners, Inc. a Florida
non-profit
corporation; (2)
By-laws
of the Saddlebrook Association of Condominium Owners, Inc., and (3) Rules and Regulations of the Saddlebrook Association of Condominium Owners, Inc. (P).*

10.1	Management Contract between Saddlebrook Resorts, Inc. and the Saddlebrook Association of Condominium Owners, Inc. (P).*

10.2	Saddlebrook Rental Pool and Agency Appointment Agreement. (incorporated by reference to Registrant’s Form 10-K for the annual period ended December 31, 2003)*

10.3	Saddlebrook Rental Management Agency Employment (P).*

10.4	Form of Purchase Agreement (P).*

10.5	Form of Deed (P).*

10.6	Form of Bill of Sale (P).*

10.7	Loan Agreement, dated June 6, 2014, between Saddlebrook Resorts, Inc. and USAmeriBank (incorporated by reference to the Registrant’s Form 8-K dated June 6, 2014).*

10.8
Renewal Promissory Note, dated December 6, 2015, between Saddlebrook Resorts, Inc. and USAmeriBank. (incorporated by reference to the Registrant’s Form 10-K for the fiscal year ending December 31, 2015).*

10.9	Revolving Line of Credit Agreement dated April 24, 2017 (incorporated by reference to the Registrant’s Form 10-Q for the period ending March 31, 2017).*

14.1	Code of Ethics (incorporated by reference to the Registrant’s Form 10-K for the fiscal year ending December 31, 2019)*

31.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.	INS XBRL Instance Document*

101.	SCH XBRL Taxonomy Extension Schema Document*

101.	CAL XBRL Taxonomy Extension Calculation Linkbase Document*

101.	DEF XBRL Taxonomy Extension Definition Linkbase Document*

101.	LAB XBRL Taxonomy Extension Label Linkbase Document*

101.	PRE XBRL Taxonomy Extension Presentation Linkbase Document*

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)*

*	Previously filed or furnished with our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on April 28, 2021, which is being amended hereby.

Item 16.	Form 10-K Summary.
We have elected not to include a summary pursuant to this Item 16.
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SADDLEBROOK RESORTS, INC.
(Registrant)

Date: February 7, 2022	/s/ Andrew Vaughan III
Andrew Vaughan III
Accountant